Form 10-K
period 1996-06-30
JJFN SERVICES INC
filed 1996-07-19
CIK 1009416

UNITED STATES
        SECURITIES AND EXCHANGE COMMISSION
        WASHINGTON, D.C. 20549

        FORM 10-K

[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13
        OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
        For the fiscal year ended June 30, 1996
OR
[     ] TRANSITION REPORT PURSUANT TO SECTION
        13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from ___________ to __________

Commission file number: 0-28168

        JJFN SERVICES, INC.
        (Exact name of registrant as specified in its charter)

Delaware                11-3289981
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organization)               Identification Number)

        2500 Military Trail North
        Suite 220
Boca Raton, FL 33631
        (Address of principal executive offices)

        (407) 995-0043
        (Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common, $.001 par value

(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject of such filing requirements for the past 90 days.


Yes     X        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [    ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. $27,825,000 at July 15 , 1996



Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. 15,959,990 shares as of July 15, 1996.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

 None

PART I

ITEM 1. BUSINESS

The Registrant was organized in November 1995 for the purpose of engaging in the financial services industry, including the financing of homebuilders and other developers of real property. Its only principal operations to date have consisted of the purchase from and lease back to developers of model homes erected to assist in marketing properties in their developments. The Registrant is currently working with two developers, K. Hovnanian of Florida Inc. ("Hovnanian") and Engle Homes Inc. ("Engle").

The Hovnanian Transactions. From November 1995 to January 1996 the Registrant purchased and leased back to subsidiaries of Hovnanian 19 model homes now being used for marketing in four developments in which they are located. Each home has been leased back to Hovnanian on a "triple net" basis, requiring Hovnanian to pay rent and the cost of repairs and maintenance, insurance, taxes and other carrying charges during the term of the lease. The rental for each home is fixed at an amount calculated to give the Registrant a net return of 1% per month on its investment. The leases run until the homes are sold. Payment of the rental and recovery on resale of the Registrant's cash cost of the homes are supported by Hovnanian by a performance bond equal to 5% of the Registrant's purchase price for the homes. They will be marketed by Hovnanian in accordance with the business plan for each development. Upon the sale of each home, the Registrant and Hovnanian will (after payment of a brokerage commission to a Hovnanian affiliate) share any profits on an equal basis. Any loss will be absorbed by Hovnanian, because the Registrant is not required to accept any loss on sale and Hovnanian is required to pay the lease rental on each home until it is sold.

Hovnanian is a subsidiary of Hovnanian Enterprises, Inc., a publicly-held company whose stock is traded on the American Stock Exchange. It and its predecessors have been home builders and developer for over 35 years in the New Jersey, Pennsylvania, California, Virginia, North Carolina and Florida markets. It has built and sold many thousands of moderately priced homes, and enjoys an excellent reputation in the industry. During its fiscal year ended October 31, 1995, Hovnanian Enterprises had revenues of $660,033,000 and net profits of $14,128,000 and, at fiscal year end, a net worth of $172,335,000 and a contract backlog of 1,479 homes with a total contract price of $275,701,000. For the six months ended April 30, 1996, revenues were $269,903,000 and net profits were $1,248,000; at April 30th, net worth was $178,083,060 and contract backlog was 2,221 homes with a total contract price of $400,900,000.

The following table shows the location of the 19 model homes purchased by the Registrant from Hovnanian and pertinent information relating to their purchase and rental:


Development
and Location

Number
of Homes

Cost to
Registrant

Net Monthly
Rental to Registrant

Juniper Glen, Margate, FL

5

$793,870

$7,939

Buttonwood Hammock,
Coconut Creek, FL

4

$630,174

$6,302

La Mirage, Lauderhill, FL

4

$509,235

$5,092

Pembroke Shores,
Pembroke Pines, FL

6

$1,320,349

$13,204

The aggregate purchase price of Hovnanian Homes acquired to date is $3,253,628, which has been financed by approximately $1.15 million in equity contributed by existing Registrant shareholders and $2.1 million of borrowings from Capital Bank of Miami, Florida. This loan is due February 1, 1998 and bears interest at 1% over prime rate, payable monthly. It is secured by a first mortgage on all 19 homes and by an assignment of rents payable by Hovnanian.

In addition to the nineteen homes purchased to date, the Registrant has committed to purchase an additional seven homes from Hovnanian, located in four development projects in Florida. The total purchase price for the homes is $1,108,114 to be financed out of working capital, or a new secured bank loan. To date, the Registrant has sold three of the model homes acquired from Hovnanian. The first home in Juniper Glen was sold at a profit of approximately $1,700, the second in Buttonwood Hammock was sold at a profit of approximately $3,500 and the third also in Juniper Glen was sold at a profit of approximately $2,500.

The Engle Transactions. From March 1996 to May 1996, the Registrant entered into a series of transactions with Engle Homes Inc. of Boca Raton, Florida for the purchase of 42 model homes located in Florida, North Carolina, Texas, Virginia, Maryland and Colorado. The terms of the Engle transactions are similar to those of the Hovnanian transactions, with the Registrant leasing the homes it purchased from Engle back to Engle on a "triple net" basis calculated to give the Registrant a net return of 1% per month on its investment. Engle is obligated to continue paying rent on each home until it is sold. The homes will be marketed by Engle when it finishes using them for model home purposes in accordance with the business plan for the developments in which the homes are located. On the sale of each home, the Registrant and Engle will (after payment of a brokerage commission to an Engle affiliate) share any profits on an equal basis. Engle has posted a performance bond equal to 5% of the Registrant's costfor its homes, to support payments of rentals and recovery of cash costs on resale. In addition, because the Registrant controls the sale price of each home and Engle is obligated to continue paying rent until the home is sold, any loss which may be suffered on sale will effectively be borne by Engle.

        Engle is a publicly held corporation where stock is traded on the Nasdaq National Market. It has been engaged in home development for many years, with development properties presently located in several states. It enjoys an excellent reputation in the industry and is solidly financed. The latest available financial information on Engle indicates that it had revenues of $239,754,000 and net profits of $ 5,912,000 for its fiscal year ended
October 31, 1995 and, at fiscal year end, had a         net worth of $
74,106,000 and a contract backlog of 804 homes with a total contract price of $161,900,000. For the six months ended April 30, 1996, Engle's revenues were $132,996,000 and its net profits were $2,858,000. At April 30th, Engle had a net worth of $76,410,000 and a contract backlog of 1,161 homes with a total contract price of $235,000,000.

The following table shows the location of the 42 model homes purchased to date from Engle and pertinent information relating to these purchases:



Development
and Location

Number
of Homes

Cost to
Registrant

Net Monthly
Rental to Registrant

Westchester, Boynton Beach,
FL

3

        $494,238

        $4,942

Bay Hill, West Palm Beach
FL

1

        $335,207

        $3,352

Quail Run, Boynton Beach, FL

2

        $249,019

        $2,490

Shadow Ridge, Flower
Mound, TX

1

        $204,477

        $2,045

White Bridge, Amherst and Hadden Hill, Apex, NC

3

        $737,288

        $7,373

Radcliffe, Tampa, FL

1

        $250,935

        $2,509

Englewood and Wimbledon Green, Zephyr Hills, FL

2

        $207,043

        $2,070

McNair Farms, Herndon, VA

1

        $224,416

        $2,244

Ashburn T/H, Ashburn, VA

2

        $495,269

        $4,953

Lowes Island, Sterling, VA

2

        $500,546

        $5,005

Jackson Farm II and Spring Creek III, CO

4

        $807,244

        $8,072

Meadows II and III,
Castle Rock, CO

3

        $691,540

        $6,915

Rolling Hills, Thornton, CO


        $720,443

        $7,204

Wright Farms, Brighton, CO

2

        $340,961

        $3,410

Highland Ranch, CO

3

        $702,591

        $7,026

Canterbury, Emerald Forest, Muirfield, University
- -Orlando, FL(6 homes)

6

        $1,173,587

        $11,736

Dorchester, Kingsbridge
- -Oviedo, FL

3

        $448,292

        $4,483

The aggregate purchase price of the Engle homes acquired to date is $8,583,096, which has been financed by cash available to the Registrant through equity contributions and by borrowings of $2.3 million from Capital Bank and $2.5 million from the Colorado State Bank of Denver. The Capital Bank loan matures on May 31, 1998, bears interest at 8.625% per annum and is secured by first mortgages on 18 of the model homes purchased from Engle in Florida and by an assignment of rents payable by Engle on those homes. The Colorado State Bank loan is due April 30, 1999, bears interest at 9.25% per annum and is secured by a first mortgage on 15 of the homes purchased in Colorado and an assignment of rents payable by Engle on those homes.

In addition to purchases of model homes, the Registrant has committed to finance for Engle the acquisition of a seventy acre tract for development into 370 units of housing. The tract, which is in Boca Raton, Florida, will require payment of a purchase price of $8,595,000 and additional development costs of 4,500,000. Closing of the purchase is scheduled for September 1996. Under the terms of the proposed arrangement with Engle, the Registrant will purchase the property and advance funds for the development costs. Engle will sign a contract to purchase the property on a finished lot basis, with minimum takedowns each calendar quarter of $1,000,000 and purchase of the entire project over 13 quarters from the completion of site development, expected to take approximately six months. As security for the performance of its obligations, Engle will deliver to the Registrant a $500,000 non-refundable deposit which may be used to offset interest costs for the first two quarters during which no takedowns are occurring, and a $4,500,000 surety bond as security for performance of its development and purchase obligations under the contract. The transaction is designed to provide the Registrant with a "triple net" return on investment of 12% per annum.

To finance this and other proposed transactions with Engle, the Registrant has negotiated a third line of credit from Capital Bank for $10,000,000. Under this line, the Registrant's borrowings will be payable in two years with interest on $2,500,000 of the loan at prime rate plus 1% and on the balance of $7,500,000 of the loan at 1/2% over prime. The loans will be secured by first mortgages on land and homes purchased with the proceeds. The commitment permits the Registrant to use up to 25% or $2,500,000 of its credit under the line to purchase non-Florida homes.

        The Registrant is currently negotiating for the purchase and leaseback of additional model homes owned by Hovnanian and Engle, as well as other national and regional home builders, including Arvida/JMB Partners, Washington Homes, Inc., The Ryland Group, Beazer, Ryan and Pulte. No additional transactions have yet been agreed to, other than the commitments described above.

Old JJFN Merger

On May 15, 1996, the Registrant acquired JJFN Holdings, Inc. ("Old JJFN") by the merger of Old JJFN with a subsidiary of the Registrant. In the merger, in which Old JJFN became a subsidiary of the Registrant, each outstanding share of Old JJFN Common Stock and each 50 shares of its Preferred Stock were converted into one share of the Registrant's Common Stock. On the date of merger the assets of Old JJFN included $1,444,480 in cash, 100,000 shares of Antares Resources Corporation and $2,300,000 in loan receivables from the Registrant. It had $5,113,470 in consolidated assets, $1,353,462 in consolidated liabilities and shareholders equity of $3,760,008. Its outstanding stock consisted of 4,066,898 shares of Common Stock and 904,585 shares of Preferred Stock, owned by approximately 510 record holders and 1,500 beneficial owners. A total of 4,084,990 shares of the Registrant's Common Stock were issued in the merger in exchange for this stock.

As part of the merger, the Registrant assumed Old JJFN's obligations under an option Old JJFN had granted to Tarlton Financial, Ltd. ("Tarlton") on December 7, 1995. Tarlton is a Cayman Islands company owned by a Cayman Islands trust whose sole trustee, Glendyne Co., is directed by members of Bruce Campbell & Co., attorneys at law of Grand Cayman, Cayman Islands, BWI. The Tarlton option was issued for a price of $125,000. It covers the purchase of up to 5,000,000 shares of Old JJFN Common Stock for a price of $1.50 per share. Prior to the merger, Tarlton had exercised this option to purchase 2,500,000 Old JJFN shares which were exchanged for a like number of shares of the Registrant's Common Stock in the merger. The Registrant also assumed Old JJFN's consulting agreement with Tarlton pursuant to which Tarlton agreed to assist Old JJFN in finding up to $7,500,000 million in equity capital and Old JJFN agreed to issue to Tarlton over a period of eight months 1,250,000 shares of Old JJFN's Common Stock,conditioned upon Tarlton's success in finding this equity. Of the 1,250,000 shares, 625,000 have already been issued, but Tarlton's rights to the remaining 625,000 shares issuable under the consulting agreement will be canceled if Tarlton fails to provide the full $7,500,000 in equity financing on or before the option's expiration date. While the Registrant believes that Tarlton will exercise its option in full, thus earning the full 1,250,000 shares, there can be no assurance however that such will be the case. All shares issued and issuable to Tarlton under the Tarlton option and consulting agreement have been registered under the Securities Act and are freely salable in the public market by use of a prospectus to be provided by the Registrant.

Old JJFN was formerly known as J.W. Gant Financial Inc. and is a Delaware corporation organized in 1987 as a holding company to engage in the securities, investment banking and related businesses of J.W. Gant Associates Inc., its wholly owned subsidiary. On June 30, 1992, J.W. Gant Associates ceased operations as a licensed securities broker and dealer, closed its office and terminated its entire sales force and most of its administrative personnel.
It declared bankruptcy on May 24, 1994, leaving Old JJFN without any
significant sources of revenue.  In July 1992, Old        JJFN transferred all
of its assets to its principal secured creditor and had no operations from that time until its acquisition of Iron Eagle Contracting & Mechanical, Inc. ("IECM") in December 1995. See "Iron Eagle" below. In November 1995, prior to the merger, the officers and directors of the Registrant became the officers and directors of Old JJFN and implemented the merger, the principal purpose of which was to give the Registrant sufficient common stockholders to have its Common Stock listed on the over-the-counter market, thus enabling it commence public trading in the Stock.

Iron Eagle

In its merger with Old JJFN, the Registrant acquired IECM as a wholly owned subsidiary of Old JJFN. IECM was organized in December 1995 to build residential housing on a tract in Ozone Park, New York and to act as contractor in foundation and steel construction work, sewer installation and repair and laying, maintenance and repair of electrical, telephone and water pipes and conduits for utilities. For the period May 15, 1996 through June 30, 1996 IECM had gross revenues of $190,000 from subcontract work and a net loss of $22,558. At July 1, 1996 IECM had a contract backlog of approximately $1,546,000 on six projects, and awards for an additional $4,644,000 of work. The Registrant anticipates that IECM's activities will increase substantially in the coming months.

IECM was acquired by Old JJFN on December 29, 1995 from Anthony Gurino and Dennis Sommeso, IECM's former stockholders, together with certain construction equipment. In January 1996 IECM purchased a 1.25 acre tract of land in Ozone Park, New York for $300,000 on which it is presently constructing two family homes. To finance this acquisition and provide needed working capital, IECM has borrowed $450,000 from VJS International Holdings ("VJS"), a Cayman Island holding company, secured by the Ozone Park property and by IECM's construction equipment and other assets. The loan is payable on October 31, 1997 and carries interest at 12% per annum. In consideration for its loan, VJS received warrants by IECM to purchase 700,000 shares of the Old JJFN Common Stock for a price of $.001 per share. IECM will also pay VJS a fee of $6,000 per year so long as the loan remains outstanding. In December 1995, IECM engaged Priority Capital Corp. ("Priority"), a corporation in which Warren Miller, the brother of David Miller (the chief financial consultant of the Registrant) is the president and a principal stockholder, to provide financial consulting services. As part of its services to date, Priority has obtained an agreement with Universal Bonding Registrant to post performance bonds for IECM's subcontracting jobs totaling up to $7 million. This line is now being used to permit IECM's bids on its subcontract work. IECM pays Priority a fee of $6,000 per year and has issued Priority warrants to purchase 500,000 shares of Old JJFN Common Stock at a price of $.001 per share. IECM's obligations under the VJS and Priority warrants were assumed by the Registrant in the merger with Old JJFN, and the warrants are now exercisable for 1,200,000 shares of the Registrant's Common Stock.

Capital Transactions

The Registrant's activities have been financed in part by capital contributed to it and Old JJFN and by loans made by its existing stockholders. In November 1995, the Registrant issued and sold 10,000,000 shares of Common Stock for an aggregate purchase price of $1,500,000 (or $.15 per share), which was paid for by the transfer to the Registrant of 600,000 shares of Antares Resources Corporation, and 400,000 shares of 6% Participating Convertible Preferred Stock sold to Antares for a price of $1,000,000 (or $2.50 per share), paid in cash. Old JJFN was financed primarily through capital contributed by Tarlton by purchase of common stock on exercise of the Tarlton option. In January and February 1996, Old JJFN sold to Tarlton a total of 2,500,000 Old JJFN common shares for a total purchase price of $3,750,000 and issued 500,000 shares to Tarlton under the Tarlton consulting agreement. In June 1996, the Registrant issued an additional 125,000 shares to Tarlton under that agreement. The Registrant and Old JJFN also borrowed $1,442,656 and accrued interest of $103,265 from shareholders and affiliates. These loans, which were payable on demand with interest at 9% per annum and were secured by a pledge of 500,000 Antares common shares, have been converted into 1,288,268 shares of the Registrant's Common Stock effective as of June 30, 1996 at a conversion price of $1.20 per share. This price is the same as the average price per share paid by Tarlton for the shares issued to it under its option and consulting agreement. Antares is a publicly held corporation of Amelia Island, Florida with whom several of the Registrant's officers and directors and key personnel are associated. The Registrant currently owns a total of 585,000 shares of Antares common stock, which is currently traded on the NASDAQ SmallCap Market. On July 17, 1996 the last bid price for Antares was $2.125. Antares engages through various subsidiaries in the businesses of buying and selling pine wood by-products; manufacture of horse and utility trailers; and design, packaging and marketing of sun and skin care products, and in the process of acquiring facilities for production and sale of kitty litter. Antares is the owner of the 400,000 outstanding shares of the Registrant's 6% Participating Convertible Preferred Stock. This purchase was approved by the directors of Antares who are not affiliated in any way with the Registrant. See Item 13.

In addition to shareholder loans and capital contributions, the Registrant has financed the bulk of its purchases of model homes to date through secured loans from banks. These loans, which totaled $6,477,271 at June 30, 1996, are secured by mortgages on specified model homes owned by the Registrant and an assignment of rents from the developers who are leasing them back from the Registrant. They bear interest currently at rates of 1/4 to 1% over prime and are payable over the next 34 months. The Registrant also has a commitment from Capital Bank of Miami, Florida to loan it an additional $10 million on similar terms.

Offices

The Company's day to day operations are conducted from its executive offices at 2500 Military Trail North, Suite 220, Boca Raton, Florida 33431. The premises contains 814 square feet and is leased for three years at a rental of $17,256 per annum, escalating to $18,072 in the third year. It also maintains an office at 100 Quentin Roosevelt Boulevard, Suite 202, Garden City, New York 11530, in space provided on a month-to-month basis at no rent by David Miller, its principal financial consultant.

Employees

The Company presently has three full-time employees, including Susan Schlapkohl, its President, and John Kushay, its Treasurer and Chief Financial Officer. The other personnel of the Company, including Joan E. Kushay, Assistant Secretary, and David Miller, its principal financial consultant, are part-time employees, expending such time on Company matters as is required in order to carry on its operations.

ITEM 2. PROPERTIES

See discussion in Item 1.

ITEM 3. LEGAL PROCEEDINGS

The Registrant is not a party to any legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO
A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the Registrant's fiscal year ended June 30, 1996

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS

The Common Stock of the Registrant has been quoted on the OTC Bulletin Board under the symbol "JJFN" since May 15, 1996. From that date through June 30, 1996, the range of quotations for the Common Stock as reported by the OTC Bulletin Board was $5.625 to $7.00 bid and $6.125 to $7.25 asked. On June 28, 1996 the closing bid and asked quotations for the Common Stock on the OTC Bulletin Board were $6.75 bid and $7.25 asked.

The ability to trade securities on the OTC Bulletin Board is limited and may not provide investors with the ability to readily dispose of their shares. Among other restrictions, trading of securities on the OTC Bulletin Board is subject to rules imposed by the Securities and Exchange Commission under the Securities Exchange Act of 1934, relating to sales practice requirements for brokers and dealers who sell securities on the OTC Bulletin Board to persons other than their established customers and "accredited investors" (generally, individuals with a net worth in excess of $1 million or an annual income exceeding $200,000 or $300,000 together with their spouses). Under the Exchange Act and the rules promulgated thereunder, a broker or dealer must make a special suitability determination of each purchaser to whom it sells or for whom it purchases securities sold on the OTC Bulletin Board and receive that person's written consent to the transaction prior to sale. Consequently, the ability of brokers and dealers to sell the Registrant's Common Stock on the OTC Bulletin Board is limited and may not provide investors with the ability to readily dispose of their stock.

At June 30, 1996, there were 14,539,990 shares outstanding, 510 holders of record and approximately 1,500 beneficial owners of the Registrant's Common Stock.

The Registrant has paid no cash dividends on its Common Stock and does not anticipate paying any in the foreseeable future. It intends to continue its present policy of retaining earnings from the investment in the Registrant's operations. The Registrant has paid and intends to continue to pay dividends on its 6% Participating Convertible Preferred Stock at the rate of $.15 per share per year in quarterly installments out of net rentals from its model homes. If and to the extent the Registrant does not have sufficient retained earnings to make these dividend payments, it intends to make the payments out of paid-in capital, to the extent available.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below for the period from the Registrant's inception (November 2, 1995) through June 30, 1996 have been derived from the Registrant's audited and unaudited consolidated financial statements. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this Report.

Income Statement Data



Inception
(11/2/95)       through
12/31/95

Three
months
ended
3/31/96

Three
months
ended
6/30/96

Inception
(11/2/95)
through
6/30/96

Revenues

Depreciation and amortization

$33,116

7,192

$94,382

32,914

$996,009

94,022

$1,123,507

134,028






Expenses
25,596
167,605
1,014,045
 1,174,432

Income (loss) before
income taxes

328

(73,223)

(112,058)

(184,953)

State and federal income
taxes

- -
__________

           0
__________

            0



Net income (loss)

$       328

$(73,223)

$(112,058)

$ (184,953)

Earnings per common share









Net income (loss) per share

$          -

$(0.01)

$   (0.01)

$     (0.01)

Weighted average number
of common shares
outstanding

10,000,000

     10,000,000
    12,130,434

  12,876,586

Balance Sheet Data



12/31/95

        3/31/96

        6/30/96

Total assets

$       3,512,090

$       7,237,789

 $15,437,543

Mortgages and notes
payable

        955,457

        4,690,310

      6,993,695

Other liabilities

        66,305

        145,374

        385,606

Stockholders' equity

        2,490,328

        2,402,105
       8,058,242

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
AND RELATED STOCKHOLDER MATTERS

General

The Registrant's operations consist primarily of the purchase and leaseback of residential model homes to nationally known homebuilders and real estate developers. The Registrant currently owns and leases to its developer clients 58 model homes in Florida, Colorado, Virginia, North Carolina and Texas. The Registrant has also committed to acquire a tract of land for one of these developers and provide funding for site development costs. The developer is to purchase the property on a finished lot basis over a scheduled three year period. The Registrant's construction subsidiary, IECM, is primarily engaged in subcontract work on various projects in and around the metropolitan New York City area. It is also developing a site in Ozone Park, New York for residential housing.

Results of Operations

For the period from its inception on November 2, 1995 through June 30, 1996, the Registrant had revenues of $933,507 of which lease rentals on model homes totaled $418,507, revenues from the sale of model homes were $515,000 and revenues from IECM were $190,000 for the 45 day period from its date of acquisition on May 15, 1996 through June 30, 1996. Net loss for the period was $184,953 of which $151,820 was incurred in the Company's financing activities, $22,558 by IECM and $10,575 from costs incurred by Old JJFN.

A breakdown of lease rental revenues by location is as follows:



State


        Cost

Lease Revenues
through 6/30/96

Model Homes
Owned at 6/30/96

Florida

$       6,411,950

$       305,901

        34

Colorado

$       3,262,779

$       62,664

        15

Virginia

$       1,220,232

$       19,423

        5

North Carolina

$       737,288

$       23,317

        3

Texas

$         204,476

$          7,202

         1

     Total

$       11,836,725

$       418,507

       58

The average purchase price of model homes acquired by the Registrant was approximately $194,000. The Registrant has sold three model homes for total sales price of $515,000 less costs of sales of $507,244 for a net gain of $7,756.

Trends in Operations

The Registrant's operations are currently accelerating at a rapid rate. For the fiscal year ended June 30, 1996, total purchases of model homes involved over $11,000,000 in financing. The Registrant has committed to finance the development by one of its clients, Engle Homes Inc., of a real estate tract of 70 acres into 370 home sites, with total anticipated financing costs of $13,095,000. It is expected that, following completion of the development (in approximately six months following date of acquisition in October 1996), revenues to the Registrant from this transaction will be a minimum of $1,000,000 per calendar quarter at an anticipated return on investment of approximately 12% per annum. In addition, the Registrant intends to continue purchasing model homes as quickly as transactions can be negotiated with developers and financing obtained. At June 30, 1996, the Registrant's lease rental revenues had risen to a level of over $113,000 per month, and the Registrant anticipates that it will increase this level of rental and other financing activity to over $500,000 per month by the end of fiscal 1997. The Registrant converted $1,442,656 in loans from shareholders to common stock and will save approximately $130,000 in interest charges by the end of fiscal 1997.

The Registrant's IECM subsidiary accounted for only $190,000 or 16.9% of the Registrant's revenues on a consolidated basis for fiscal 1996. However, IECM currently has in hand contracts for work totaling approximately $1,546,000 on six projects, which it expects to complete over the next several months, and an additional $4,644,000 in awards which await contracts. IECM's level of activity is dictated in part by availability of performance bonding, which currently stands at a limit of $7,000,000, but the Registrant believes it can significantly expand this performance bond bidding limit. It expects that IECM's revenues from subcontracting will increase to a level of over $500,000 per month by the end of fiscal 1997 based upon current outstanding contracts and bids. In addition, IECM's residential real estate project in Ozone Park, New York, in which it currently constructing five two-family homes, is scheduled to be completed and sold by the end of fiscal 1997. The finished homes will be marketed at $319,000 per home, for total revenues (to be realized over the next twelve to eighteen months) of $1,595,000 from the development.

Liquidity and Capital Resources

The Registrant's principal business, the financing of homebuilders and developers, is a capital-intensive operation requiring constant infusions of cash as the number and size of transactions in which the Registrant is involved increases. To date, this business has been financed in part by capital contributed and loans made by shareholders and in part by secured loans from banks. These contributions include $1 million received from Antares Resources Corporation for the purchase of 400,000 shares of the Registrant's 6% Participating Convertible Preferred Stock, $1,442,656 in loans and $103,265 in accrued interest from shareholders now converted into 1,288,268 of Common Stock, and the contribution of 800,000 shares of Antares Common Stock, valued at $2.50 per share, of which 215,000 have been sold for proceeds of $563,750. Secured bank loans have totaled $6,477,271 through June 30, 1996. The terms of these loans are discussed in Item 1.

        These capital contributions and loans have been adequate to permit the Registrant and its subsidiary, IECM, to carry on operations to date. However, in order to finance the expansion of operations which the Registrant and IECM intend over the coming fiscal year, additional funds must be raised through the issuance of debt or equity securities. To fill this need, the Registrant expects to receive net proceeds of approximately $4,500,000 from a public
offering of Common Stock it is         planning to make in August of 1996.
The net proceeds of this offering, together with existing cash of approximately $975,000 will give the Registrant over $5,000,000 to finance current operations. In addition, the Registrant has a commitment from Capital Bank of Miami, Florida to loan it on a secured basis an additional $10 million, and it expects (but cannot assure) that Tarlton will complete the exercise of its option to purchase 2.5 million shares of the Registrant's
Common         Stock for an additional $3,750,000 in netproceeds.  The
Registrant's present commitments for capital expenditures include the purchase of seven model homes from Hovnanian for $1,108,114 and the financing of purchase and development costs for Engle's 70 acre tract development in Boca Raton, Florida, which will require an additional $13,095,000 in cash outlays over the next three months. The Registrant expects that it will be able to
finance these transactions and others it currently negotiating         through
available cash from the sources described above and from other secured bank loans. In addition, the Registrant is exploring the possibility of selling, either publicly or privately, bonds collateralized by its model home inventory. There can be no assurance, however, that any of the anticipated sources of funding will ultimately be available to the Registrant or that other financing will be available on acceptable terms.

ITEM 8. FINANCIAL STATEMENTS AND
SUPPLEMENTARY SCHEDULES

See page F-1.

PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS
OF THE REGISTRANT

Executive Officers and Directors
The executive officers and directors of the Registrant are:

        NAME

AGE

        POSITION

Susan Schlapkohl

46

President, Chief Executive
Officer and Director


John P. Kushay

35

Treasurer, Chief Financial
Officer and Director


Samuel G. Weiss

45

Secretary, Counsel and
Director


Joan E. Kushay

35

Assistant Secretary
and Director


Janice Rufo

25

Assistant Secretary
and Director


Ralph Wilson

65

Director


All directors will hold office until the next annual meeting of shareholders and until their successors have been elected and qualified. Officers of the Registrant are elected and serve until their death, resignation or removal by the directors. There are no family relationships among the officers and directors, other than the fact that John Kushay and Joan Kushay are husband and wife, and there is no arrangement or understanding between the Registrant
(or any of its directors) and any other person pursuant to which that person was or is to be selected as a director or officer.

Susan Schlapkohl, President, CEO and Director, has served in those capacities since the Registrant's organization. She became a full time employee in January 1996. From September, 1986 to January, 1996, Ms. Schlapkohl was Vice
President and Manager of the National Bank of  Canada office in Boca Raton,
Florida.  Since March of 1995 she has also served as a Director of Antares
Resources Corporation. Ms. Schlapkohl received a B.S. degree in accounting from Kennesaw College in 1974, majoring in accounting.

John P. Kushay, Treasurer, CFO and Director, became a full-time Registrant employee in June 1996. From February, 1994 to March, 1996, Mr. Kushay was the
Controller of International Operations for Xpedite Systems, Inc., a publicly held corporation located in Glen Head, New York. From May, 1990 to February,
1994, he was employed as Controller and MIS Director at Tamco Systems, Inc., a privately owned New York engineering firm. From December, 1981 through June,
1996, Mr. Kushay held positions with Jubran O'Day & Co., (CPA's), Fidelcor
Business Credit Corp. (Controller, Asset Based Lending) and Kaufman, Nachbar &
Co., (CPA's).  He has a BS degree in accounting from Adelphi University.

Samuel G. Weiss, Secretary, General Counsel and Director, has held these positions with the Registrant since its organization. He is also Secretary, Counsel and a Director of Antares Resources Corporation. Since 1974, Mr.
Weiss has been engaged in the practice of law in Port Washington, New York.
He received a B.A. degree in 1971 and JD/LLM degrees in 1977 from New York
University. Mr. Weiss devotes only such time as is necessary to the business of the Registrant.

Joan E. Kushay, Assistant Secretary and Director, has held these positions since the Registrant's organization. She is also Assistant Secretary and Director of Antares Resources Corporation. From June, 1994 to date she has been employed as an executive assistant at XYZ Cleaning Contractors Inc., a privately owned New York office cleaning and maintenance company located in Garden City, New York. From February 1994 through June 1994, Ms. Kushay was employed by Arrow Electronics Inc. of Melville, New York in shareholder and investor relations and, from July 1988 to January 1994, by Action Staffing
Inc., a publicly held corporation located in Tampa, Florida, as Executive
Assistant to the Chairman. Ms. Kushay devotes only such time as is necessary to the business of the Registrant.

Janice Rufo, Director, has held those positions with the Registrant since its organization. Since June, 1994 she has been an executive assistant at Intercapital Holdings, Inc., a financial consulting firm in Garden City, New
York which is a stockholder of the Registrant. Prior to that date, she was a full-time student at Adelphi University, from which she graduated in 1994 with a B.A. Degree in History. Ms. Rufo devotes only such time as is necessary to the business of the Registrant.

Ralph Wilson, Director, has held that position since the Registrant's organization. From October 1990 through February 1995, Mr. Wilson was
President of Antares Resources Corporation and has served as a Director of that Registrant since December 1983. In addition, since 1971 Mr. Wilson has been a principal officer of Comet Electronics Corp., a privately owned manufacturer of subassemblies in Farmington, New York. Mr. Wilson devotes only such time as is necessary to the business of the Registrant.

The Registrant considers Ralph Wilson and Janice Rufo to be independent directors, as they are not employees and have no affiliation with the promoters or other officers or directors of the Company.

Key Personnel

In addition to its executive officers and directors, the Registrant has relied and will continue to rely upon the following key personnel:


David Miller has been engaged as financial consultant to the Registrant since its inception. Mr. Miller, who is not an employee of the Registrant, was primarily responsible for negotiating its transactions with Hovnanian and with prior management of JJFN. He is presently a consultant to the Registrant and devotes only such time as is necessary to its business. Mr. Miller owns
1,250,000 shares of Registrant Common Stock and members of his family, a trust for their benefit and certain companies affiliated with them presently own an additional 6,100,000 shares, totaling approximately 74% of the outstanding
Common Stock of the Registrant. Mr. Miller disclaims beneficial ownership or voting power over the 6,100,000 shares he does not own personally. He and members of his family may be deemed the "promoters" of the Registrant.

Since 1992, Mr. Miller has been a financial consultant to several companies, including Antares Resources Corporation. From 1978 to 1992 Mr. Miller was president of Valley Funding Corporation, a privately owned commercial finance
Registrant of Great Neck, New York; from 1974 to 1992 Mr. Miller also served as president of Darita Capital Corporation, a private financial consulting firm in Great Neck and from 1981 to 1992 Mr. Miller was president of Scomiller
Realty Corp., a privately owned real estate holding Registrant of Great Neck.
From 1966 to 1992 Mr. Miller was employed by Action Staffing, Inc. (formerly
Leasing Consultants Incorporated), a publicly held Registrant engaged in employee leasing services in Tampa, Florida; he was president of that Registrant from 1980 to 1987 and chairman of the board from 1987 to 1992.
From 1989 to 1992 Mr. Miller also served as chairman of the board of Action
Capital Inc., a publicly held Registrant engaged in asset based lending.

During April 1992 Mr. Miller entered a plea of guilty to three counts of violations of the Internal Revenue Code in the United States District Court for the Eastern District of New York. The plea arose out of charges that he had engaged in a conspiracy with others to violate the Code relating to personal income tax returns and employer's quarterly tax returns as well as impeding the Internal Revenue Service's collection process. The plea admitted to violations for the years 1983 to 1985.

Other Personnel.  The Registrant also relies upon the services of Anthony
Gurino and Dennis Sommeso to run IECM. Messrs. Gurino and Sommeso were former owners of Iron Eagle Contracting Corp. (a corporation not affiliated with JJFN) for which Mr. Sommeso worked over 12 years as a principal executive officer. Mr. Sommeso works full-time for IECM, and Mr. Gurino works on a part-time basis, as he is also an owner and the chief executive officer of Ragtime Dairy and Ragtime Foods of New York, private companies which supply supermarkets and other outlets with milk and bakery products in the New York metropolitan area.



Reporting under Section 16
Based upon a review of the Forms 3, Forms 4 and Forms 5 furnished to the Registrant with respect to its most recent fiscal year by its officers, directors and holders of 10% or more of its outstanding Common Stock, the following persons and entities failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the fiscal year ended
June 30, 1996:


Name

Type of Report

Date Filing
Required

Date Filing
Made

Susan Schlapkohl

Form 3

May 18, 1996

July 17, 1996

Samuel G. Weiss

Form 3

May 18, 1996

July 17, 1996

John P. Kushay

Form 3

June 13, 1996

July 17, 1996

Joan E. Kushay

Form 3

May 18, 1996

July 17, 1996

Janice Rufo

Form 3

May 18, 1996

July 17, 1996

Ralph Wilson

Form 3

May 18, 1996

July 17, 1996

ITEM 11.        EXECUTIVE COMPENSATION

Through June 30, 1996, none of the employees, consultants, directors or officers of the Registrant received any compensation other than Susan Schlapkohl, who was paid $55,385 and John Kushay, who was paid $4,325 and Joan Kushay, who was paid $5,200 during the six months then ended. The Registrant reimbursed all employees, consultants, officers and directors for out-of-pocket expenses incurred in the pursuit of their duties; such reimbursements were $15,430 in the aggregate through June 30, 1996. Ms. Schlapkohl is employed by the Registrant as its chief executive officer under a five-year employment contract calling for a salary of $120,000 the first year and increases of 10% per year thereafter, plus customary employee benefits. David Miller is engaged as a consultant under a ten year consulting agreement calling for his part-time employment at a consulting fee of $180,000 the first year and increases of 10% per year thereafter. Dennis Sommeso and Anthony Gurino are each employed by IECM under five-year employment contracts calling for payment of $75,000 per year in salary plus performance bonuses equal to 7.5% of IECM's future pretax profits. Each of the employment contracts entered into by the Registrant and IECM contains a covenant not to compete.


ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT
The following table shows the name, address and number of shares of Common
Stock held by the Registrant's directors and executive officers and by each Registrant stockholder who presently holds more than 5% of its outstanding
Common Stock.


Name and Address

Shares Owned

Percentage Owned (1)

Susan Schlapkohl

        1,000,000
           6.3%

Samuel G. Weiss

        154,165

        1.0%

Joan E. Kushay

        154,200

        1.0%

Ralph Wilson

        157,500

        1.0%

Janice Rufo

        100,000

        .6%

All directors and officers as a group

        1,565,865

        9.8%

David Miller

        1,458,500

        9.1%

Helen Miller

        1,408,500

        8.8%

Scott Miller

        1,358,500

        8.5%

Rita Miller

        1,358,500

        8.5%

Helen Miller Irrevocable
Trust No. 1, Libo Fineberg, Trustee

        1,250,000

        7.8%

Tarlton Financial, Ltd.

        1,200,000

        7.5%

Intercapital Holdings Inc.

Lite 'N Low, Inc.

Priority Capital Corp.

        1,000,000

       1,050,000

       1,050,000

        6.3%

           6.6%

           6.6%

(1) Before exercise of the existing Tarlton Financial, Ltd. option (covering 3,250,000 or 17.5% of shares following exercise) and warrants to VJS and Priority (covering 1,200,000 shares or 6.5% of shares following exercise).

ITEM 13.        CERTAIN RELATIONSHIPS AND
RELATED TRANSACTIONS

The only material contracts, transactions and relationships between the Registrant and Old JJFN and their officers, directors, key personnel, principal stockholders and the affiliates of those persons have consisted of the following matters.

Certain officers and the sole directors of the Registrant (including Ms. Schlapkohl, Ms. Kushay and Ms. Rufo and Messrs. Wilson and Weiss) also held positions as officers and directors of Old JJFN, prior to the merger of the Registrant and Old JJFN. All of them other than Ms. Rufo also hold positions as directors of Antares Resources Corporation.

 .       In November and December of 1995, 400,000 shares of Old JJFN Common
Stock were issued to affiliates of Damill Capital Corporation including David Miller and members of his family, on conversion of $200,000 of indebtedness owing by Old JJFN to Damill. The remaining indebtedness owing to Damill was converted into 330,00 shares, effective as of June 30, 1996 at a conversion price of $.50 per share..

In November 1995, Mr. Miller, various members of his family, a trust for their benefit and companies affiliated with them purchased a total of 7,350,000 shares of the Registrant's Common Stock for a price of $.15 per share which they paid by contributing 600,000 shares of Antares Resources Corporation to the Registrant (this number has been adjusted to reflect a subsequent two-for-one stock split of Antares). Members of the Miller family and their affiliates have also loaned $1,442,656 to the Registrant and Old JJFN. The loans were payable on demand with interest at 9% per annum and secured by 500,000 Antares shares owned by the Registrant. On June 30, 1996, these loans and accrued interest thereof were converted into 1,288,268 shares of the Registrant's Common Stock at a conversion price of $1.20 per share, the same average price at which Tarlton acquired its shares of the Registrant's Common Stock under its option and consulting agreement. In November 1995, Mr. Miller, members of his family and an affiliated trust transferred 200,000 shares (adjusted to reflect the stock split) of Antares Common Stock to Old JJFN. The Antares shares transferred to the Registrant and Old JJFN were valued at $2.50 per share, the market price for Antares stock then being $3.00 per share (adjusted to reflect that stock split). The Registrant sold 100,000 Antares shares in March 1996 for $2.50 per share and 15,000 Antares shares in May 1996 for $4.25 per share in brokerage transactions at the market; Old JJFN sold 100,000 shares of Antares in a brokerage transaction in April 1996 for $2.50 per share. The Registrant continues to hold 585,000 shares or 2.4% of Antares' outstanding Common Stock. The market value of this stock was $2.125 per share at July 17, 1996.

During November, 1995, the Registrant's officers and directors purchased the following shares of Old JJFN Common Stock and the Registrant's Common Stock for a price of $.15 per share: Susan Schlapkohl-1,000,000 shares of the Registrant; Ralph Wilson-7,500 shares of Old JJFN and 150,000 shares of the Registrant; Samuel G. Weiss-4,165 shares of Old JJFN and 150,000 shares of the Registrant; Joan E. Kushay-4,200 shares of Old JJFN and 150,000 shares of the Registrant; and Janice Rufo-100,000 shares of the Registrant.

On December 29, 1995, pursuant to the terms of a consulting agreement, JJFN assumed certain warrants to purchase 500,000 shares of Old JJFN Common Stock for a price of $.001 per share, issued to Priority Capital Corp., a corporation of which Warren Miller, David Miller's brother is the President and a principal stockholder. In the merger the Registrant assumed Old JJFN's obligations under the warrants.

        In January 1996 Antares acquired 400,000 shares of the Registrant's 6% Convertible Participating Preferred Stock for a cash purchase price of $1 million. These shares are convertible share for share into the Registrant's Common Stock. When and if such conversion takes place, Antares will own 2.8% of the Registrant's Common Stock (on a fully diluted basis).

The Registrant has entered in employment contracts with Susan Schlapkohl and with David Miller, the terms of which are set forth in Item 11.

PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES
AND REPORTS ON FORM 8-K

(a)     Financial Statements




Item



Page Number



Index to consolidated financial statements



        F-1



Independent auditor's report



        F-2



Consolidated balance sheet at June 30, 1996



        F-3



Consolidated statement of operation for the period November 2, 1995 (dated incorporation) through June 30, 1996



        F-5



Consolidated statement of stockholders' equity or the period November 2, 1995 (dated incorporation) through June 30, 1996



        F-6



Consolidated statement of cash flows for the period or the period November 2, 1995 (dated incorporation) through June 30, 1996



        F-7



Notes to consolidated financial statements



        F-9



Financial statement schedules:







Consolidated balance sheet with
consolidating information



        F-19



Consolidated statement of operations
with consolidating information



        F-20
Other schedules are either not applicable to the Registrant or have been omitted because the required information is included in the financial statements or notes thereto.

(b)     Reports on Form 8-K

No reports on Form 8-K were filed in the fourth quarter of the fiscal year ended June 30, 1996.

(c)     Exhibits
(a)     Exhibits



Exhibit No.

Incorporated by
Reference to Registration
Statement 333-1842



Description

2.1

X

Merger Agreement between
the Company, JJFN Inc. and
Priority Financial, Inc. dated
December 29, 1995

3.1

X

Company Certificate of
Incorporation, as amended
to date

3.2

X

Company By-laws, as amended
to date

10.1

X

Subscription Agreement between
JJFN and Tarlton Company Ltd.

10.2

X

Consulting Agreement between
JJFN and Tarlton Company Ltd. dated December 8, 1995

10.3

X

Loan Agreement, Promissory Note and Mortgage of the
Company to Capital Bank dated January 24, 1996

10.4

X

Form of Sale and Lease-Back Agreements between the Company and K. Hovnanian
Company of Florida, Inc.

10.6

X

Purchase Agreement, Loan Agreement and Consulting Agreements among JJFN and Iron Eagle Contracting Corp., VJS International Holdings Inc. and Priority
Capital Corp.


10.7

X

Agreement reforming the
Purchase Agreement
between JJFN and Iron
Eagle Contracting Corp.

10.8

X

Form of Purchase Agreement, Lease and Exclusive Sale
Agreement between the Company and Engle Homes Inc.

10.9



Loan Agreement, Promissory Note and Mortgage of the
Company to Capital Bank
dated April 9, 1996

10.10



Loan Agreement and Mortgage to Colorado State Bank dated April 25, 1996

10.11



Promissory Note to
NationsBank, N.A. dated
June 28, 1996

10.12



Employment Agreement
with Susan Schlapkohl
dated as of January 1, 1996

10.13



Consulting Agreement
with David Miller dated
as of January 1, 1996

21.1



List of Company subsidiaries.


(d)     Financial Schedules

None applicable.

        SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JJFN SERVICES, INC.


By:     /s/Susan Sclapkohl________
Susan Schlapkohl, President
and Chief Executive Officer


By:     _/s/John P. Kushay________
John P. Kushay, Treasurer,
Chief Financial Officer and
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Susan Schlapkohl_____________        Dated: July 19, 1996
Susan Schlapkohl, Director

/s/Sandy G. Weiss______________ Dated: July 19, 1996
Samuel G. Weiss, Director

/s/Joan E. Kushay______________ Dated: July 19, 1996
Joan E. Kushay, Director

/s/John P. Kushay______________ Dated: July 19, 1996
John P. Kushay, Director

/s/Janice Rufo_________________ Dated: July 19, 1996
Janice Rufo, Director

/s/Ralph Wilson_______________  Dated: July 19, 1996
Ralph Wilson, Director


JJFN SERVICES, INC.
AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



              Page

Independent Auditors' Report    F-2

Consolidated balance sheet as of June 30, 1996  F-3 - F-4

Consolidated statement of operations for the period
   November 2, 1995 (date of incorporation) through June 30, 1996       F-5

Consolidated statement of stockholders' equity for the period
   November 2, 1995 (date of incorporation) through June 30, 1996       F-6

Consolidated statement of cash flows for the period November 2, 1995
   (date of incorporation) through June 30, 1996        F-7 - F-8

Notes to consolidated financial statements      F-9 - F-18

Additional information  F-19 - F-20

INDEPENDENT AUDITORS' REPORT


The Board of Directors
JJFN Services, Inc. and subsidiary
Garden City, New York


We have audited the accompanying consolidated balance sheet of JJFN Services, Inc. and subsidiary as of June 30, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the period November 2, 1995 (date of incorporation) through June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JJFN Services, Inc. and subsidiary as of June 30, 1996, and the results of its consolidated operations and its consolidated cash flows for the period November 2, 1995 (date of incorporation) through June 30, 1996 in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information provided on pages F-19 and F-20 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

        HORTON & COMPANY, L.L.C.




July 18, 1996

JJFN SERVICES, INC.
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

June 30, 1996

ASSETS


Model homes on lease, at cost, net of
   accumulated depreciation of $88,027 (Notes 5 and 7)          $11,245,534

Other assets:
   Cash               966,391
   Contract receivables         278,500
   Costs and estimated earnings in excess of
      billings on uncompleted contracts         41,000
   Marketable securities (Notes 3 and 12)               1,462,500
   Land and development costs            388,980
   Construction equipment, net of accumulated
      depreciation of $21,429 (Note 8)          248,933
   Office furniture and equipment, net of accumulated
      depreciation of $4,309            73,060
   Deferred finance charges                       152,876
   Intangibles (Note 4)         371,543
   Prepaid expenses and other receivables                       208,226

                    4,192,009
          Total assets          $15,437,543













See notes to consolidated financial statements

JJFN SERVICES, INC.
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

June 30, 1996

LIABILITIES AND STOCKHOLDERS' EQUITY


Liabilities:
   Accounts payable and accrued expenses                $     315,470
   Unearned rental revenue              60,136
   Preferred distribution payable (Note 9)                   10,000
   Note payable (Note 6)                450,000
   Mortgages payable (Note 7)           6,477,271
   Long-term debt (Note 8)                            66,424

          Total liabilities                 7,379,301

Commitments (Notes 11and 12)            -

Stockholders' equity (Notes 9 and 11):
   Convertible preferred stock, $.01 par value
     25,000,000 shares authorized,
          400,000 shares issued and outstanding         4,000
   Common stock, $.001 par value
     50,000,000 shares authorized
     15,959,990 shares issued and outstanding            15,960
   Additional paid-in capital            8,223,235
   Accumulated deficit               (184,953)

          Total stockholders' equity                8,058,242

          Total liabilities and stockholders' equity            $15,437,543













See notes to consolidated financial statements

JJFN SERVICES, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS
For the period November 2, 1995 (date of incorporation) through June 30, 1996


Revenues:
   Lease revenue (Note 5)       $   418,507
   Sales of model homes (Note 5)        515,000
   Construction revenue      190,000

                          1,123,507

Costs and expenses:
   Interest and financing costs 249,940
   Cost of model homes sold     507,244
   Cost of construction revenue 139,942
   Depreciation and amortization         134,028
   Salaries and wages   96,328
   Consulting fees      55,235
   Professional fees    19,564
   Acquisition costs    40,000
   Administrative              97,840

                          1,340,121

Loss from operations       (216,614)

Other income:
   Gain on sale of marketable securities        26,250
   Interest income               5,411

                               31,661

Net loss                $ (184,953)


Net loss per share       $       (.017)



See notes to consolidated financial statements

JJFN SERVICES, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the period November 2, 1995 (date of incorporation) through June 30, 1996


                                                                     Additional
Preferred stock             Common Stock           Paid-In        Accumulated
Shares Amount  Shares   Amount           Capital             deficit

Common stock issued at inception - $- 10,000,000 $10,000 $1,490,000 $ -

Preferred stock issued          400,000 4,000   -   -  996,000  -

Preferred distributions  -  -    -    -   (40,000)        -

Common stock issued in merger   -  -  4,084,990       4,085   3,760,296       -

Common stock issued under
option and consulting agreements  -  - 125,000  125     149,875         -

Comon stock issued in conversion
of line of credit and stockholder loans  -  -  1,750,000 1,750   1,867,064  -

Net loss -  -  -   -                    -              (184,953)


Balances, June 30, 1996 400,000 $4,000 15,959,990 $15,960 $8,223,235 $(184,953)














See notes to consolidated financial statements

JJFN SERVICES, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS
For the period November 2, 1995 (date of incorporation)
through June 30, 1996
    Net loss                                                    $    (184,953)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
        Amortization expense                                    34,327
            Depreciation expense                                       103,860
        Gain on sale of model homes                            (7,756)
        Gain on sale of marketable securities                          (26,250)
            Changes in assets and liabilities, net of effects
           from business combination:
              Increase in contract receivables                         (84,000)
              Increase in costs and estimated earnings in excess
                 of billings on uncompleted contracts                  (41,000)
              Increase land and development costs                      (16,026)
              Increase in prepaid expenses                              19,158
              Increase in accounts payable and accrued expenses        212,493
                  Increase in unearned rental revenue                   60,136

                Total adjustments                                      254,942

                Net cash provided by operating activities               69,989

    Cash flows from investing activities:
        Cash acquired in business combination                        1,044,480
        Purchase of model homes                                 (2,018,818)
        Proceeds from sale of model homes                              229,520
        Proceeds from sale of marketable securities                    313,750
        Capital expenditures                                    (53,568)
        Acquisition costs                                              (36,121)

                Net cash provided by investing activities             (520,757)

    Cash flows from financing activities:
        Proceeds from mortgages payable                              1,383,099
        Principal payments on mortgages payable                       (148,462)
        Deferred finance charges                                      (104,579)
        Proceeds from stockholder loans                                 158,250
        Loans from affiliates                                   158,851
        Preferred distributions                                         (30,000)

                Net cash provided by financing activities           1,417,159

Net increase in cash                                            966,391

Cash at beginning of period                                           -

Cash at end of period                                           $      966,391

See notes to consolidated financial statements

JJFN SERVICES, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

For the period November 2, 1995 (date of incorporation) through June 30, 1996




Supplemental schedules of non-cash investing and financing activities:

During the period ended June 30, 1996, the Company acquired model homes at a cost of $11,835,986. Such purchases were financed as follows:


                Model homes acquired                            $11,835,986
                Funds deposited into escrow by stockholders
                   and affiliates                               (4,374,913)
                Bank borrowings                           (5,442,255)

          Expenditures for acquisition of model homes             $  2,018,818


In connection with the Company's initial capitalization, the Company issued common and preferred stock as follows:

                Common stock issued                             $ 1,500,000
                Preferred stock issued                          1,000,000
                Consideration received:
               Marketable securities received                       (1,500,000)
                   Funds deposited into escrow in connection
             with acquisition of model homes                    (1,000,000)

                      Proceeds from issuance of common
               and preferred stock                          $         -

During the period ended June 30, 1996, the Company completed a business combination in which it acquired all of the capital stock of JJFN Holdings, Inc. in exchange for 4,084,990 shares of the Company's common stock as follows:

                Cash acquired                           $ 1,044,480
             Fair value of non-cash assets acquired                  3,468,990
                Liabilities assumed                                 (749,089)

                Common stock and additional paid-in capital
              issued in business combination                       $ 3,764,381

During the period ended June 30, 1996, the Company converted the $164,814 balance of a line of credit to 330,000 shares of the Company's common stock. In addition, $1,545,921 of stockholder loans and accrued interest were converted to 1,288,268 shares of the Company's common stock.

JJFN SERVICES, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the period November 2, 1995 (date of incorporation) through June 30, 1996
1.      Summary of significant accounting policies

This summary of significant accounting policies of JJFN Services, Inc. (formerly J & J Financial Services, Inc.) and subsidiary (hereinafter the "Company") is presented to assist in understanding the consolidated financial statements. The consolidated financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the consolidated financial statements.

                Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                Principles of consolidation

The accompanying consolidated financial statements include the accounts of JJFN Services, Inc. for the period November 2, 1995 (date of incorporation) through June 30, 1996, and of its wholly-owned subsidiary, JJFN Holdings, Inc. ("Holdings") and its wholly-owned subsidiary, Iron Eagle Contracting and Mechanical, Inc. ("Iron Eagle") for the period from the date of acquisition (May 15, 1996) through June 30, 1996.

                History and business activity

The Company was originally incorporated as J & J Financial Services, Inc. Effective February 9, 1996, the Certificate of Incorporation was amended to change the Company's name from J & J Financial Services, Inc. to JJFN Services, Inc.

JJFN Services, Inc. is engaged in the purchase and leasing of model homes and accounts receivable factoring and financing. Through May 31, 1996, the Company had purchased 19 model homes from subsidiaries of K. Hovnanian Enterprises, Inc. ("Hovnanian") and 42 model homes from Engle Homes, Inc. ("Engle"). Both Hovnanian and Engle are nationally known home builders and real estate developers. Concurrent therewith, the Company entered into arrangements to lease back the units to the builders under operating lease agreements.

JJFN Holdings, Inc. is inactive. Iron Eagle Contracting and Mechanical, Inc. is a construction contractor and real estate developer. Iron Eagle is developing a tract of land in Ozone Park, Queens, New York to build two-family homes.

                Construction revenue and cost recognition

Revenue from construction contracts is recognized on the percentage-of-completion method measured by the percentage of costs incurred to date to estimated total costs for each contract.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Profit incentives are included in revenue when their realization is reasonably assured. An amount equal to contract costs attributable to claims is included in revenues when realization is probable and the amount can be reliably estimated. General and administrative costs are charged to expense as incurred.

The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed.

                Concentration of credit risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and contract receivables.

At June 30, 1996, the Company had a cash balance with four banks which were, in the aggregate, $554,219 in excess of the $100,000 limit insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

The Company's policies generally do not require collateral to support contract receivables. At June 30, 1996, all of the Company's contract receivables and costs and estimated earnings in excess of billings on uncompleted contracts were from two contracts. For the period May 15, 1996 through June 30, 1996, Iron Eagle derived all of its revenues from two contracts.

Through June 30, 1996, the model homes that the Company has purchased are located in Florida, Colorado, North Carolina, Virginia and Texas. All such homes are leased to either Hovnanian or Engle (Note 5).

                Depreciation

Property and equipment are carried at cost. Depreciation is provided on the straight-line method over the following estimated useful lives:

                Model homes on lease            30 years
                Construction equipment          5 years
                Office furniture and equipment          5 years

Maintenance, repairs and renewals which neither materially add to the value of the homes nor appreciable prolong their lives are charged to expense as incurred. Gains or losses or disposition of model homes are included in income.

Depreciation expense was $103,860 for the period November 2, 1995 (date of incorporation) through June 30, 1996.

                Deferred finance charges

Deferred finance charges are carried at cost. Amortization is provided on the straight-line method over the lives of the loans to which the deferred finance charges relate. Amortization expense of deferred finance charges was $26,349 for the period ended June 30, 1996. Accumulated amortization of deferred finance charges totalled $26,349 at June 30, 1996.

        Accounting standards change

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ( "SFAS 121") which is effective for fiscal years beginning after December 15, 1995. The Company will be required to adopt SFAS 121 for the fiscal year beginning July 1, 1996. However, based on a preliminary evaluation of the requirements of SFAS 121, management does not expect any material impact on the Company's consolidated financial position. SFAS 121 provides additional guidance on when long-lived assets should be reviewed for possible impairment, how impairment losses should be measured and when such losses should be recognized. In addition to long-lived assets, SFAS 121 amended the accounting standards for valuing real estate assets to the lower of cost or fair value less cost to sell (for certain assets the lower of cost or fair value) from the lower of cost or net realizable value.

Under SFAS 121, real estate assets are to be reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable such as a significant decrease in market value, a significant adverse change in legal factors or business climate, a significant change in intended use, an accumulation of costs significantly in excess of the amount originally expected, or current period losses combined with a history of losses or a forecast of continuing losses. If indications are that the carrying amount of an asset may not be recoverable, SFAS 121 requires an estimate of the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss must be recognized to write down the asset to its estimated fair value less cost to sell. While the determination of whether a property is impaired under the new accounting standard is similar to previous accounting standards, the amount of a write-down under SFAS 121 could be greater than under the previous standards. Fair value differs from net realizable value in that, among other things, fair value assumes a cash sale under current market conditions, considers a potential purchaser's requirement for future profit and discounts the timing of estimated future cash receipts, whereas net realizable value is the price obtainable in the future based on the current intended use of the land, net of disposal and holding costs, without provision for future profits or discounting future cash flow to present value.

                Loss per common share

Loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. For the period November 2, 1995 through June 30, 1996, the weighted average number of shares used in the calculation was 10,801,114. Primary loss per common share does not include the effect of common stock equivalents because the effect of such inclusion would be to reduce loss per common share. Fully diluted loss per share amounts are not presented because they are anti-dilutive.

2.      Business combination

In a statutory merger which became effective May 15, 1996, the Company acquired all of the stock of Holdings in exchange for 4,084,990 shares of its $.001 par value common stock. The value of the stock issued was $3,764,381 based on the fair market value of the net assets acquired. The acquisition has been accounted for under the purchase method and accordingly, the operating results of Holdings and its wholly-owned subsidiary, Iron Eagle, have been included in the consolidated operating results since the date of acquisition.

Holdings was a publicly-held company which was inactive until it commenced operations as a construction contractor through its wholly-owned subsidiary, Iron Eagle, on December 29, 1995. Under the terms of the merger agreement, Priority Financial, Inc. ("PFI"), a wholly-owned subsidiary of the Company, merged into Holdings which became the surviving subsidiary corporation. On the effective date of the merger, each non-dissenting Holdings shareholder received one share of the Company's common stock for each share of Holdings common stock. The preferred stockholders of Holdings received one share of the Company's common stock for each 50 shares of preferred stock owned. On the effective date of the merger, the Company also assumed the rights and obligations of Holdings under the stock option and consulting agreements with Tarlton Company, Ltd. ("Tarlton") as described in Note 11 as well as all other obligations of Holdings.

The merger agreement also provided that the Company file a registration statement with the Securities and Exchange Commission in order to register all shares issued or to be issued to Holdings shareholders and those shares issued pursuant to the Tarlton agreements. The registration statement became effective on May 8, 1996 and the merger was completed on May 15, 1996. As a result, JJFN Services, Inc. became a publicly held company.

The following unaudited information has been prepared on a pro forma basis as if Holdings had been acquired as of the beginning of the period presented:

                Revenues                $  1,318,007
                Costs and expenses                  1,882,084

                Loss from operations            (564,077)
                Other income                     38,143

                Net loss                $   (525,934)

                Net loss per share              $          (.037)

                Average shares outstanding                14,050,871

The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the Holdings acquisition been consummated as of the beginning of the period presented, nor are they necessarily indicative of future operating results.

3.      Marketable securities

Marketable securities, which consist of equity securities available-for-sale, are shown in the balance sheet at fair value. The cost of securities sold is determined using the specific identification method.

The Company owns 585,000 shares of Antares Resources Corporation ("Antares"), a publicly held company whose stock is traded on the NASDAQ Small-Cap Stock Market. At June 30, 1996, the fair value of the securities approximates cost. While the listed bid price of the stock is $3.00 per share at June 30, 1996, the market value is discounted to reflect an estimated block trading price. See Note 13.

The Company's investment represents approximately 3% of the outstanding common stock of Antares. Antares owns all of the Company's convertible preferred stock (Note 9).

Two officers and directors of the Company are also directors of Antares. Two other directors of the Company are also directors of Antares.

4.      Intangibles

        Intangibles consist of the following:

                Restrictive covenants           $260,000
                Customer contacts               52,234
                Goodwill                59,056
                Organization costs                       253

                                $371,543

Customer contacts, restrictive covenants and goodwill are carried at cost and were acquired in the business combination described in Note 2. Customer contacts are being amortized on the straight-line method over the five-year life of the employment agreements with two employees of Iron Eagle (Note 11). Restrictive covenants are being amortized on the straight-line method over the seven-year period specified in the employment agreements. Goodwill is being amortized over a five year period. For the period from November 2, 1995 through June 30, 1996, amortization expense of intangibles totalled $7,978. Accumulated amortization of intangibles was $28,241 at June 30, 1996.

5.      Leasing arrangements

The Company has entered into a series of triple net operating leases with Hovnanian and Engle (the "Lessees") (Note 1) which provide for monthly lease payments equal to 1% of the Company's purchase price of each premises. Under the terms of the lease agreements, all expenses arising during the term of the lease shall be paid by the Lessee including utilities, homeowner association assessments, maintenance, insurance and real estate taxes. Monthly revenue from leases existing at June 30, 1996 was $113,293.

The leases terminate only upon the sale of the model homes. In connection therewith, the Company has entered into exclusive sales agreements with brokerage affiliates of the Lessees. Such agreements specify that a commission shall be paid to the brokerage affiliate plus a fee to be paid to another broker, if any, who produces a purchaser.

The net profit from the sale of any property (excluding closing costs associated with mortgage financing and commissions) shall be equally divided between the Company and the Lessee. Should the sale price be less than the purchase price paid by the Company, such deficiency shall be funded from a guaranty fund, described in the following paragraph. If the fund is depleted, the property cannot be sold until such time that it can be sold without a deficit.

The Lessees have provided surety bonds as additional security to the Company to secure the lease payments and the recovery of the purchase price and all related costs. Such bonds are equal to 5% of the Company's cash purchase price including related costs.

During the period November 2, 1995 through June 30, 1996, the Company sold three of its model homes for a total sales price of $515,000. The Company recognized a net profit on the sales of $7,756.

6.      Note payable

Iron Eagle has entered into a loan agreement which provides for up to $600,000 of financing to be used for working capital and asset acquisitions. The loan bears interest at 12% with interest only payable monthly and the principal balance due on October 31, 1997. The note is secured by substantially all assets of Iron Eagle. In conjunction therewith, Iron Eagle entered into consulting agreements (Note 11).

Through June 30, 1996, $21,688 of interest has been capitalized in conjunction with the development of a real estate project.


7.      Mortgages payable

        Mortgages payable consist of the following:

Mortgage payable to a bank, bearing interest at prime plus 1% with interest only payable monthly. The loan balance is due February 1998. The loan is secured by the 16 model homes purchased from Hovnanian and by the related leases described in Note 5.

$1,703,867
Mortgage payable to a bank, bearing interest at 8.625% with interest only payable monthly. The loan balance is due May 1998. The loan is secured by 15 model homes purchases from Engle and by the related leases described in Note 5.

2,300,000

Mortgage payable to a bank in monthly installments of $32,191, including
interest at 9.25%, until maturity in April 1999.   The loan is secured by 15
model homes purchased from Engle and by the related leases described in Note 5.

  2,473,404


$6,477,271
        Maturities of mortgages payable are as follows:

                Year ending June 30, 1997               $    161,062
                Year ending June 30, 1998               4,180,701
                Year ending June 30, 1999                  2,135,508

                                $ 6,477,271

8.      Long-term debt
Long-term debt consists of the following:

10% note payable to a bank in monthly installments of $1,063, including interest through April 1998. The note is secured by construction equipment.

$ 21,279

9.9% note payable to a commercial finance company in monthly installments of $1,455, including interest through June 1999. The note is secured by construction equipment.

   45,145

$ 66,424
        Maturities of long-term debt are as follows:

                Year ending June 30, 1997               $  24,713
                Year ending June 30, 1998               25,154
                Year ending June 30, 1999                   16,557

                                $  66,424

9.      Stockholders' equity

                Convertible preferred stock

On November 2, 1995, the Company issued 400,000 shares of its 6% participating preferred stock. Each share is convertible into one share of the Company's common stock commencing in December 1996. The preferred stockholders are entitled to 50% participation in the rental revenue stream up to $60,000 per year. The preferred stock is redeemable at the option of the Company, on the basis of 105% within the first six-months, 104% within the second six-months, 103% within the third six-months, 102% within the fourth six months, 101% within the fifth six-month period and 100% thereafter.

The Company has paid regular quarterly distributions of $15,000 on February 1 and May 1, 1996. Through June 30, 1996, $10,000 was accrued as a preferred distribution payable. All distributions paid and accrued have been made out of additional paid-in capital due to the lack of available retained earnings.

10.     Income taxes

The Company has a net operating loss available for carry forward to offset future years' taxable income. The net operating loss expires in the year ending June 30, 2011.

Deferred income taxes arise from temporary differences in reporting assets and liabilities for income tax and financial accounting purposes primarily resulting from net operating losses. The components of the deferred tax asset and the related tax effects of the temporary differences are as follows:

        Non-current deferred income tax asset
        arising from net operating loss carryforward                    $ 46,000

        Valuation allowance                        46,000

        Net deferred income tax asset                   $     -

11.     Commitments

                Stockholder notes payable

Through June 30, 1996, the Company had notes payable to stockholders which arose from advances various stockholders had made to the Company. The notes were payable on demand, accrued interest at 9% and were secured by marketable securities (Note 3). Interest on stockholder notes payable totaled $82,109 for the period November 2, 1995 through June 30, 1996. On June 30, 1996, the stockholder loans totaling $1,442,656 plus accrued interest of $103,265 were converted to 1,288,268 shares of the Company's common stock.

                Line of credit

From the date of the business combination described in Note 2 (May 15, 1996) through June 30, 1996, the Company had a $250,000 credit line with Damill Capital Corp. ("Damill"), a corporation which is owned by a principal stockholder of the Company. The line of credit accrued interest at the rate of 16% per annum on the outstanding portion of principal and loan origination fee of 7.5% of the committed amount. Interest is payable on a monthly basis. The line of credit was secured by all assets of Holdings, including stock in any subsidiaries.

On June 30, 1996, Damill exercised its right to convert the loan plus unpaid interest and origination fees into common stock at a conversion price of $.50 per share. A total of 330,000 shares were issued in full satisfaction of the line of credit thereby terminating the credit facility.

                Stock option and consulting agreements

As a result of the merger described in Note 2, the Company assumed an Offshore Securities Subscription Agreement which had been previously entered into by Holdings with Tarlton Company, Ltd. ("Tarlton"). Under the terms of that agreement, Tarlton has the option to purchase up to 5,000,000 shares of the Company's common stock at $1.50 per share. The purchase price was based on the estimated market value of the common stock of Holdings as of the date of the option agreement.

Concurrent with the above agreement, Holdings entered into a consulting agreement with Tarlton whereby Tarlton would provide a variety of consulting and financial advisory services. In return, Tarlton will receive a placement fee of up to 1,250,000 shares of the Company's common stock, of which 550,000 shares are payable January 1996, and 140,000 shares payable each succeeding month. This agreement was also assigned to the Company as a result of the merger.

In the event that Tarlton exercises its option to purchase the full 5,000,000 shares and receives the placement fee of 1,250,000 shares, Tarlton would own approximately 34% of the outstanding common stock of the consolidated entity. Such stock could be freely traded with the use of a prospectus. Shares issued as a placement fee will be treated as a reduction of the per share price of the stock purchased under the option agreement. The exercise of the option agreement is not expected to have any impact on the management or operations of the Company other than providing additional capital and liquidity.

                Lease agreements

The Company leases its office space under an operating lease for a three-year term ending in January 1999. Rent expense for the period November 2, 1995 through June 30, 1996 was $7,979. The following is a schedule of future minimum lease payments:

                Year ending June 30, 1997               $ 17,460
                Year ending June 30, 1998               17,868
                Year ending June 30, 1999                    9,036

                                $ 44,364

Iron Eagle leases office space under an operating lease which ends December 31, 1996. The annual rental is $13,500. For the period ended June 30, 1996, rent expense was $6,750. The lessee has an option to extend the lease for a four year term at an annual rental of $18,000. Future minimum lease payments for the year ending June 30, 1997 total $6,750.

                Consulting agreements

In conjunction with the loan agreement described in Note 6, Iron Eagle entered into two consulting agreements. Each agreement is for a six-month period commencing January 1996. Combined payments under the two agreements are $1,000 per month. In addition, the agreements provide for a total of 1,200,000 warrants. Such warrants are convertible into 1,200,000 shares of the Company's common stock at $.001 per share.

Effective June 1996, the Company entered into a ten-year consulting agreement with a principal stockholder. The agreement specifies that the consultant shall receive annual compensation of $180,000 with 10% annual increases during the second through tenth years. In addition, the consultant is entitled to certain benefits and participation in any Company bonus or retirement plan.

                Employment agreements

Iron Eagle has entered into employment agreements with two individuals. Each agreement is for a five-year period commencing January 1996 and calls for base compensation of $75,000 with annual increases equal to the increase in the cost of living for the New York metropolitan area plus 1%. In addition, each individual is entitled to a performance bonus equal to 7.5% of pre-tax profit of Iron Eagle.

Effective June 1996, the Company entered into a five-year employment agreement with the Company's president. The agreement specifies that the president shall receive annual compensation of $120,000 with 10% annual increases during the second through fifth years. In addition, the president is entitled to certain benefits and participation in any Company bonus or retirement plan.

                Land purchase commitment

The Company has made a commitment to acquire a 70 acre tract of land that will be developed by Engle for 370 residential units. The purchase price of the property is $8,595,000 with closing anticipated in September 1996. In addition, the Company would provide $4,500,000 of funding to Engle for site development costs. Engle would purchase the property on a finished lot basis over a scheduled three-year period. Engle would provide a $500,000 non-refundable deposit and post a $4,500,000 surety bond to secure their performance under the contract.

                Model home purchase commitments

The Company has also committed to purchase an additional seven model homes from Hovnanian for approximately $1,108,114. Such acquisition is expected to close during July 1996.

                Loan commitment

During June 1996, the Company received a revolving loan commitment for $10,000,000 from a Florida bank of which $2,500,000 may be used for non-Florida properties.

12.     Subsequent events

                Model home sales contracts

The Company has sales contracts pending on three model homes. One contract is for a sale price of $124,500 on a house which was purchased for $118,023. The second contract is for a sale price of $138,000 on a house which was purchased for $130,995. The third contract is for a sale price of $146,000 on a house which was purchased for 147,943. In accordance with the lease provisions, the lessee will make-up any deficiency in the sales price.

                Mortgage closing

During July 1996, the Company closed on an $857,250 loan from a Virginia bank.
 The loan is for a two-year period with monthly principal payments of $5,063 plus fixed interest at 2.85 % over the 30-day Libor rate at the time of the closing. The loan is secured by five model homes leased to Engle.

                Marketable securities

        On July 17, 1996 the market price of Antares Resources was $2.125.

                Public offering

The Company has filed a registration statement to raise $5,000,000 of gross proceeds through a firm commitment public offering of its common stock.

                Backlog

Iron Eagle has six signed construction contracts totalling $1,545,825. In addition, Iron Eagle has been awarded four construction jobs totaling $4,643,759 and is awaiting finalization of the contracts.

            JJFN SERVICES, INC.
     CONSOLIDATED BALANCE SHEET WITH CONSOLIDATING INFORMATION
                June 30, 1996

           ADDITIONAL INFORMATION


          Iron Eagle                                    Consolidated
  JJFN          JJFN      Contracting and                               Balance
   Services, Inc.Holdings, Inc.Mechanical, In    Total         Eliminations

                   ASSETS

     Model homes on lease, at cost, net of
       accumulated depreciation    11,245,534  -   -   11,245,534    11,245,534

     Other assets:
Cash     313,534       457,189       195,668       966,391              966,391
Contract receivables   0    0       278,500       278,500               278,500
Costs and earnings    0    0    41,000        41,000         41,000
Marketable securities   1,212,500   250,000  0     1,462,500     1,462,500
Land and development costs    0    0   388,980       388,980     388,980
Construction equipment   0   0       248,933       248,933     248,933
Office furniture and equipment   39,423     0        33,637      73,060  73,060
Investment in subsidiary  3,764,381 1,000,000 0 4,764,381      (4,764,381)   0
Loan to affiliate 0  2,240,577    0     2,240,577      (2,240,577)            0
Deferred finance charges  152,876    0    0       152,876       152,876
Intangibles   59,056  0  312,487       371,543       371,543
Prepaid expenses and other recei      165,208   0 43,018  208,226   208,226


Total assets 16,952,512 3,947,766 1,542,223  22,442,501  (7,004,958) 15,437,543


     LIABILITIES AND STOCKHOLDERS' EQUITY

     Liabilities:
Accounts payable and accrued exp  73,153 48,586 193,731       315,470   315,470
Unearned rental revenue    60,136     0      0   60,136              60,136
Preferred distribution payable         10,000    0  0  10,000  10,000
Loan from affiliate   2,240,577   0    0     2,240,577      (2,240,577)    0
Stockholder loans   0   0    0     0                          0
Note payable    0             0       450,000       450,000     450,000
Mortgages payable          6,477,271   0 0     6,477,271  6,477,271
Long-term debt    0    0   66,424        66,424                       66,424

Total liabilities  8,861,137 48,586  710,155  9,619,878  (2,240,577)  7,379,301


     Stockholders' equity:
Preferred stock    4,000    9,046    0   13,046   (9,046)     4,000
Common stock  15,960  4,067  500,000  520,027  (504,067)      15,960
Additional paid-in capital  8,223,235 8,828,583  500,000 17,551,818
  (9,328,583)  8,223,235
Retained earnings (accumulated d  (151,820)   (4,942,516)     (167,932)
   (5,262,268)      5,077,315     (184,953)

Total stockholders' equit  8,091,375 3,899,180 832,068 12,822,623
  (4,764,381)      8,058,242

Total liabilities and sto   16,952,512     3,947,766     1,542,223
   22,442,501      (7,004,958)     15,437,543

            JJFN SERVICES, INC.
     CONSOLIDATED STATEMENT OF OPERATIONS WITH CONSOLIDATING INFORMATION For the period November 2, 1995 through June 30, 1996

           ADDITIONAL INFORMATION




     Iron Eagle                                    Consolidated
    JJFN          JJFN      Contracting and                         Balance
     Services, Inc.Holdings, Inc.Mechanical, In    Total         Eliminations


     Revenues:
 Lease income     418,507     0      0    418,507                 418,507
 Sales of model homes      515,000      0     0       515,000     515,000
Construction income   0    0   190,000   190,000                        190,000


    933,507             0       190,000     1,123,507            1,123,507



     Costs and expenses:
Interest and financing costs  237,963 11,075  902       249,940       249,940
Cost of model homes sold  507,244    0    0   507,244                 507,244
Cost of construction     0    0      139,942       139,942            139,942
Depreciation and amortization 124,682   0     9,346   134,028   134,028
Salaries and wages  76,411   0  19,917    96,328         96,328
Consulting fees   53,735   0   1,500        55,235     55,235
Professional fees   10,689   694         8,181        19,564      19,564
Acquisition costs     35,000    5,000        40,000           40,000
 Administrative   70,070             0        27,770        97,840      97,840

    1,115,794        11,769       212,558     1,340,121           1,340,121


Loss from operations  (182,287) (11,769) (22,558) (216,614)  (216,614)

     Other income:
Gain on sale of marketable secur  26,250    0   0    26,250          26,250
Interest income    4,217   1,194    0   5,411                    5,411

    30,467         1,194             0        31,661              31,661


 Net  loss    (151,820)      (10,575)      (22,558)     (184,953)  (184,953)

Accumulated deficit, beginning of p  0.00 (4,931,941) (145,374) (5,077,315)

Accumulated deficit, end of period (151,820) (4,942,516) (167,932) (5,262,268)

EXHIB IT 10 9

Loan Agreement and Promissory Note to
Capital Bank dated April 9, 1996










PROMISSORY NOTE

S2,300,000.00 Miami, Florida
April 9, 1996

FOR VALUE RECEIVED, the undersigned ("Borrower") promise(s) to pay to the order of CAPITAL BANK, a Florida banking corporation ("Bank"), at the office of the Bank at 1221 8rickell Avenue, Miami, Florida 33131, or at such other place as the holder hereof may from time to time designate in writing, the principal sum of TWO MILLION THREE HUNDRED THOUSAND AND NO/100 DOLLARS (S2,300,000.00), together with interest thereon on the principal amount from time to time outstanding at an annual rate prior to maturity or default of EIGHT AND 625/1000 percent (8.625%). Interest shall be computed on the actual number of days elapsed and en assumed year of 360 days. Borrower and all endorsers, sureties, guarantors and any other persons liable or to become liable with respect to the loan evidenced by this Note (the "Loan") are each included in the term "Obligors" as used in this Note. Said principal and interest shall be payable in lawful money of the United States, on the dates and in the amounts specified below, to wit:

Interest only shall be due and payable monthly commencing May 1, 1996, and on the first day of each succeeding month thereafter until Hay 1, 1998, on which date the entire outstanding balance together with all accrued and unpaid interest shall be due and payable in full.

        - Borrower shall pay to Bank a late charge of five percent (5X) of any payment not received by Bank within fifteen (15) days of its due date; provided, however, if said fifteen (15) day period ends on a day other than a day on which Bank is open for business (a "Business Day"), then the aforedescribed late charge shall be payable if the payment is not received by the last Business Day within said fifteen (15) day period.

This Note may be prepaid in whole or in part at any time without penalty.

Borrower shall pay all amounts owing under this Note in full when due without set-off, counterclaim, deduction or withholding for any reason whatsoever. Any payment received by Bank on a day which is not a Business Day, or after 2:00 p.m. on a day which is a Business Day, shall not be credited against the indebtedness under this Note until the next succeeding Business Day.

If default be made for ten (10) days in the payment of any sums payable pursuant to the terms of this Note, or if, subject to the expiration of the applicable grace period, default or other event causing the acceleration of this Note occur under the Florida Real Estate Mortgage, Assignment of Leases and Rents and Security Agreement securing this Note (the "Mortgage") or any other instrument or document executed in connection with the Loan (this Note, the Mortgage, the Loan Agreement and all such instruments and documents, including, without limitation, any guaranties, agreements, mortgages, security agreements, assignments and other documents securing this Note, are referred to in this Note as the "Loan Documents") (an "Event of Default"), then or at any time thereafter at the option of Bank, the whole of the principal sum then remaining unpaid hereunder, together with all interest accrued thereon and all other sums owing under the Loan Documents, shall immediately become due and payable without notice and Bank shall be entitled to pursue any and all rights and remedies provided by applicable law and/or under the terms of this Note or any other Loan Document, all of which shall be cumulative and may be exercised successively or concurrently. Upon the occurrence and during the continuation of any Event of Default, Bank, at its option, may at any time declare any or all other liabilities of any Obligor to Bank immediately due and payable (notwithstanding any contrary provisions thereof) without demand or notice of any kind. In addition, Bank shall have the right to set off any and all sums owed to any Obligor by Bank in any capacity (whether or not then due) against the Loan and/or against any-other liabilities of any Obligor to Bank. Notwithstanding the foregoing or anything to the contrary contained in any Loan Document, Lender may not accelerate this Note as a result of nonpayment of a regular interest payment until at least three business days after Borrower receives notice from Bank of the amount available to make the applicable payment from sums then held in the Rental Account (as defined in the letter agreement of even date hereunder between Bank and Borrower).

From and after an Event of Default, and regardless of whether the Bank also elects to accelerate the maturity of this Note, the entire principal remaining unpaid hereunder shall bear an augmented annual interest rate equal to the lesser of (i) twenty five percent (25X) per annum, or (ii) the highest applicable lawful rate. Failure to exercise any and all rights or remedies Bank may in the event of any such default be entitled to shall not constitute a waiver of the right to exercise such rights or remedies in the event of any subsequent default, whether of the same or different nature. No waiver of any right or remedy by Bank shall be effective unless made in writing and signed by Bank, nor shall any waiver on one occasion apply to any future occasion.

             In no event shall any agreed or actual exaction charged, reserved or taken as an advance or forbearance by Bank as consideration for the Loan exceed the limits (if any) imposed or provided by the law applicable from time to time to the Loan for the use or detention of money or for forbearance in seeking its collection, and Bank hereby waives any right to demand such excess. If the floating rate of interest based on the Prime Rate should
increase above such maximum interest rate              permitted by applicable
law (if any), then notwithstanding any contrary provision in this Note or any other Loan Document and without necessity of further agreement or notice by tank or any Obligor, the unpaid principal balance of the Loan shall thereupon bear interest at such maximum lawful rate. If the floating interest should thereafter decrease below such maximum lawful rate, the Loan shall nevertheless continue to bear interest at such maximum lawful rate until Bank
receives              the full amount of interest delayed by the application
of such maximum lawful rate under this paragraph, at which time the Loan shall once again bear interest at the then applicable floating interest rate. In the event that the interest provisions of this Note or any exactions provided for in this Note or any other Loan Document shall result at any time or for any reason in an effective rate of interest that transcends the maximum interest
rate permitted by applicable law (if any). then              without further
agreement or nitce the obligation to be fulfilled shall be automatically reduced to such limit and all sums received by Bank in excess of those lawfully collectible as interest shall be applied against the principal of the loan immediately upon Bank's receipt thereof, with the same force and effect as though the payor has specifically designated such extra sums to be so applied to principal and bank had agreed to accept such extra payment(s) as a premium free prepayment or prepayments. During any time that the Loan bears interest at the maximum lawful rate (whether by application of this paragraph, the default provision of this Note or otherwise), interest shall be computed on the basis of the actual number of days elspsed and the actual number of days in the respective calendar year. Pursuant to Florida Statues, Section 687,12, the interest rate charged is authorized by Florida statutes, chapter 665.

to or in execution of judgment, or sale under execution or other process for the collection of debts; (c) waive any right to interpose any set-off or non-compulsory counterclaim or to plead [aches or any statute of limitations as a defense in any such action or proceeding and waive (to the extent lawfully waivable) all provisions and requirements of law for the benefit of any Obligor now or hereafter in force; (d) submit to the jurisdiction of the state and federal courts in the State of Florida for purposes of any such action or proceeding; (e) agree that the venue of any such action or proceeding may be laid in Dade County, Florida (in addition to any county in which any collateral for the Loan is located), and waive any claim that the same is an inconvenient forum; (f) stipulate that service of process in any such action or proceeding shall be properly made if mailed by any form of registered or certified mail (airmail if international), postage prepaid, to the address then registered in Bank's recordsfor the Obligor(s) so served, and that any process so served shall be effective ten (10) days after mailing; and
(g) agree that the death or mental or physical incapacity of any Obligor who is a natural person, or the dissolution or merger or consolidation or termination of the existence of any Obligor that is a business entity (or if any person controlling such Obligor shall take any action authorizing or leading to the same), shall at Bank's option, which option may be exercised then or at any time thereafter, result in the Loan being then due and payable in full. No provision of this Note shall limit Bank's right to serve legal process in any other manner permitted by law or to bring any such action or proceeding in any other competent jurisdiction. The Obligors hereby severally consent and agree that, at any time and from time to time without notice, (i) Bank and the owner(s) of any collateral then securing the Loan may agree to release, increase, change, substitute or exchange all or any part of suchcollateral, and (ii) Bank and any person(s) then primarily liable for the Loan may agree to renew, extend or compromise the Loan in whole or in part or to modify the terms of the Loan in any respect whatsoever; no such release, increase, change, substitution, exchange, renewal, extension, compromise or modification shall release or affect in any way the liability of any Obligor, and the Obligors hereby severally waive any and all defenses and claims whatsoever based thereon. Until Bank receives all sums due under this Note and all other Loan Documents in immediately available funds, no Obligor shall be released from liability with respect to the Loan unless Bank expressly releases such Obligor in a writing signed by Bank, and Bank's release of any Obligor(s) shall not release any other person liable with respect to the Loan.

The Obligors Jointly and severally agree to pay all filing fees and similar charges and all costs incurred by Bank in collecting or securing or attempting to collect or secure the Loan, including attorney's fees, whether or not involving litigation and/or appellate, administrative or bankruptcy proceedings. The Obligors Jointly and severally agree to pay any documentary stamp taxes, intangibles taxes or other taxes (except for federal or Florida franchise or income taxes based on Bank's net income) which may now or hereafter apply to this Note or the Loan or any security therefor, and the Obligors Jointly and severally agree to indemnify and hold Bank harmless from and against any liability, costs, attorney's fees, penalties, interest or expenses relating to any such taxes, as and when the same may be incurred. The Obligors jointly and severally agree to pay on demand, and to indemnify and hold Bank harmless from and against, any and all present or future taxes, levies, impoatr,, deductions, charges and withholdings imposed in connection with the Loan by the laws or governmental authorities of any Jurisdiction other than the State of Florida or the United States of America, and all payments to Bank under this Note shall be made free and clear thereof and without deduction therefor.

This Note shall be governed by, and construed and enforced in accordance with, the laws of the State of Florida, except that federal law shall govern to the extent that it may permit Bank to charge, from time to time, interest on the Loan at a rate higher than may be permissible under applicable Florida law.

Any provision of this Note which is prohibited or unenforceable in any Jurisdiction shall, as to such Jurisdiction only, be ineffective only to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof or affecting the validity or enforceability of such provision in any other Jurisdiction. To the extent that the Obligors may lawfully waive any law that would otherwise invalidate any provision of this Note, each of them hereby waives the same, to the end that this Note shall be valid and binding and enforceable against each of them in accordance with all its terms.

If this Note is signed by more than one person, then the term "Borrower" as used in this Note shall refer to all such persons jointly and severally, and all promises, agreements, covenants waivers, consents, representations, warranties and other provisions in this Note are made by and shall be binding upon each and every undersigned person, Jointly and severally. The term "Bank" shall be deemed to include any subsequent holder(s) of this Note. She mover used in this Note, the term "person" means any individual, firm, corporation, trust or other organization or association or other enterprise or any governmental or political subdivision, agency, department or instrumentality thereof. Whenever used in this Note, words in the singular include the plural, words in the plural include the singular, and pronouns of any gender include the other genders, all as may be appropriate.

Time shall be of the essence with respect to the terms of this Note. This Note cannot be changed or modified orally. Bank shall have the right unilaterally to correct patent errors or omissions in this Note or any other Loan Document. Except as otherwise required by law or by the provisions of this Note or any other Loan Document, payments received by Bank hereunder shall be applied first against expenses and indemnities, next against interest accrued on the Loan, and next in reduction of the outstanding principal balance of the Loan, except that from and after any default under this Note, Bank may apply such payments in any order of priority determined by Bank in its exclusive Judgment. Borrower shall receive immediate credit on payments only if made in the form of either a federal wire transfer of cleared funds or a check drawn on an account maintained with Bank containing sufficient available funds. Otherwise, Borrower shall receive credit on payments after clearance, which shall be no sooner than the first Business Day after receipt of payment by Bank. For purposes of determining interest accruing under this Note, principal shall be deemed outstanding on the date payment is credited by Bank. If any payment required to be made pursuant to this Note is not received on the due date

Bank shall have the right, at its election, to charge any of Borrower's accounts at Bank with the amount of such payment. Except as otherwise required by the provisions of this Note or any other Loan Document, any notice required to be given to any Obligor shall be deemed sufficient if made personally or if mailed, postage prepaid, to such Obligor's a W ress as it appears in this Note (or, if none appears, to any a Wress for such Obligor then registered in Bank's records). Bank may grant DarticiDations in all or anv portion of and

BANK AND BORROWER HEREBY KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVE THE RIGHT EITHER MAY HAVE TO TRIAL BY JURY IN RESPECT TO ANY LITIGATION BASED HEREON, OR ARISING AT OF, UNDER OR {N CONNECTION WITH THIS NOTE AND ANY AGREEMENT CONTEMPLATED TO BE EXECUTED IN CONJUNCTION HEREWITH, OR ANY COURSE OF CONDUCT, COURSE OF DEALING, STATEMENTS (WHETHER VERBAL OR WRITTEN) OR ACTIONS OF EITHER PARTY. BORROWER ACKNOWLEDGES THAT THIS WAIVER OF JURY TRIAL IS A MATERIAL INDUCEMENT TO THE BANK IN EXTENDING CREDIT TO THE BORROWER, THAT THE BANK WOULD NOT HAVE EXTENDED SUCH CREDIT WITHOUT THIS JURY TRIAL WAIVER, AND THAT BORROWER HAS BEEN REPRESENTED BY AN ATTORNEY OR HAS HAD AN OPPORTUNITY TO CONSULT WITH AN ATTORNEY IN CONNECTION WITH THIS JURY TRIAL WAIVER AND UNDERSTANDS THE LEGAL EFFECT OF THIS WAIVER.

WITNESS the due execution hereof as of the date first above written.


JJFN SERVICES, INC., a Delaware corporation
By: ~ ~ ~ / ~ ~ (SEAL)
Susan Schlapkohol , President

DOCUMENTARY STAMPS IN THE AMOUNT OF S8,050.00 HAVE BEEN PAID UPON AND AFFIXED TO THE MORTGAGE SECURING THIS PROMISSORY NOTE.

April 9, 1996

Capital Bank
1221 Brickell Avenue
Miami, Florida 33131

Re: Capital Bank, a Florida banking corporation $2,300,000.00
Loan to JJEN Services, Inc., a Delaware corporation ("Loan")

Gentlemen:

This letter is being delivered at the closing of the Loan to confirm that we have agreed with you as follows:

1. All payments made by Engle Homes, Inc. ("Engle") under its respective leases of the property securing the Loan, shall be made directly into an account maintained with your bank ("Rental Account"). We hereby assign to you, and grant you, a security interest in the Rental Account and in all sums held from time to time in the Rental Account. Upon the occurrence of an event of default under the Loan, you shall have the right to apply the sums then held in the Rental Account against the amount then owing under the Loan. So long as no default exists under the Loan, you shall be entitled to automatically withdraw from the Rental Account amounts sufficient to make the payments due from time to time under the Loan. We understand and agree that the existence of the Rental Account does not effect our absolute obligation to repay the Loan in accordance with its terms. To the extent that, on any date, a payment is due under the Loan and, the funds then in the Rental Account are insufficient to make such payment, weshall be obligated to make such payment from our own funds.

2. Pursuant to our agreement with Engle, Engle is delivering to us or has previously delivered to us a security bond (collectively, the "Lease Bond") issued or to be issued by United Pacific Insurance Company, naming JJFN Services, Inc., as obligee, in order to guaranty to us

 .

Capital Rank
April 9, 1996
2

certain sums from the rental of certain individual houses. We agree to have Capital Bank named as an additional obligee under the Lease Bond.

Executed and delivered this 9th day of April, 1996.

JJI7N SERVICES, INC., a Delaware corporation

By: /4 ~;(O~`/,/~
S Schlapkohl, President

JJFN.LINKDR\o'

EXHIBIT 10 10

Business Loan Agreement
to Colorado State Bank
dated April 25, 1996

BUSINESS LOAN AGREEMENT

  Borrower:       JJFN SERVICES, INC.     Lender: COLORADO STATE BANK OF DENVER
                2 500 MILITARY TRAIL NORTH, SUITE 220   1600 BROADWAY
                BOCARATON, FL 33431     DENVER, CO 80202 1999



THIS BUSINESS LOAN AGREEMENT between JJFN SERVICES, INC. ("Borrower") and COLORADO STATE BANK OF DENVER ("Lendor") Is made and executed on the following terms and conditions. Borrower has received prior commercial loans from Lender or has appiled to Lender for a commercial loan or loans and other financil accommoddlons, Including those which may be described on any exhibit or schedule attached to this Agreement. All such loans sod tinanclal occommoddlons, together with all tuturo loans and financial accommodations from Lender to Borrower, are referred to In this Agreement Individually as the "Loan" and collectively as the "Loans." Borrowerr' understands and agrees that: (a) In granting, renewing, or extending any Loan, Lender Is relying upon Borrower'a representations, warranties, and agreements, as set forth In this Agreement; (b) the granting, renewing, or extending of any Loan by Lender at all times shall be subject to Lender's sole Judgment and discretion; and (c) all such Loans shall be and shall remain subject to the following forma and conditions of this Agreement. ~

TERM.; This Agreement shall be effective as of April 25,1996, and shall continue thereafter until all Indebtedness of Borrower to Lender has been performed In full and the parses terminate this Agreement in wriUng.

DEFINITIONS. The following words shall have the following meanings when used In this Agreement. Terms not otherwise defined In this Agreement shall have the meanings attributed to such terms in the Uniform Commercial Code. All references to dollar amounts shall mean amounts in lawful money of the United States of America.

Agreement. The word "Agreemenr means this Business Loan Agreement, as this Business Loan Agreement may be amended or modified from Ume to time, together with all exhibits and schedules attached to this Business Loan Agreement ffom time to time.

Borrower. The word "Borrower" means JJFN SERVICES, INC.. The word "Borrower" also includes, as applicable, all subsidiaries and affiliates of Borrower as provided below In the paragraph titled "Subsidiaries and Affiliates."

CERCLA. The word ~CERCLA" means the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended.

Collatuat. The word "Collateral" means and includes without limitation all property and assets granted as collateral security for a Loan, whether real or personal property, whether granted directly or indirectly, whether granted now w in the future, and whether granted in the form of a security interest, mortgage, deed of trust, assignment, pledge, chattel mortgage, chaflel trust, factor's lien, equipment trust, conditional sale, trust receipt, lien, chugs, lien or hue retention contract, lease or consignment intended as a security device, or any other security or lien Interest whatsoever, whether created by law, contract, or otherwise.

ERISA. The word PERISH means the Employee Retirement Income Security Act of 1974, as amended.

Event of Default. The wards "Event of Defaults mean and include without limitation any of the Events of Default set forth below in the section Mod "EVENTS OF DEFAULT."

Grantor. The word "Grantor" means and includes without limihtlon each and all of the persons or endues granting a Security Interest In any Collateral for the Indebtedness, including without limitation all Borrowers granting such a Security Interest. ~

Guarantor. The word ~Guarantor" means and includes without limitation each and all of the guarantors, sureties, and accommodation pubes In connection with any Indebtedness.

Indebtedness. The word ~Indebtedness" means and includes without limihUon all Loans, together with all other obligations, debts and liabiUUes of Borrower to Lender, or any one or more of them, as well as all claims by Lender against Borrower, or any one or more of them; whether now or hereafter existing, voluntary or involuntary, due or not due, absolute or contingent, liquidated or unliquidated; whether Borrower may be liable Individually or jointly with others; whether Borrower may be obligated as a guarantor, surety, or otherwise; whether recovery upon such Indebtedness may be or hereafter may become barred by any statute of limihtlons; and whether such Indebtedness may be or hereafter may become otherwise unenforceable.

Lender. The word Blenders means COLORADO STATE BANK OF DENVER, its successors and assigns.

it, . ~

Loan, The word "Loan" or "Loans. means and includes without llmitaUon any and all commercial loans and financial accommodations from Lender to Borrower, whether now or hereafter existing, and however evidenced, Including without limlhtlon those loans and financial accommodations described herein or described on any exhibit or schedule attached to this Agreement from time to Ume.

Note. The word "Note" means and includes without limitation Borrower's promissory note or notes, If any, evidencing Borrower's Loan obligations in favor of Lender, as well as any substitute, replacement or refinancing note or notes therefor.

Permitted Llens. The words "Permitted Llens" mean: (a) liens and security Interests securlog Indebtedness owed by Borrower to Lender, (b) liens for taxes, assessments, or similar charges either not yet due or being contested In good faith; (c) liens of materlalmen, mechanics, warehousemen, or carriers, or other like liens arising In the ordinary course of business and securing obligations which are not yet delinquent; (d) purchase money liens or purchase money security interests upon or in any property acquired or held by Borrower in the ordinary course of business to secure Indebtedness outstanding on the date of this Agreement or permitted to be Incurred under the paragraph of this Agreement hued Indebtedness and Llens"; (e) liens and security interests which, as of the date of this Agreement, have been disclosed to and approved by the Lender in writing; and (f) those liens and security interests which in the aggregate constitute an immaterial and insignificant monetary amount with respect to the net value of Borrower's assets.

Relded Documents. The words rRelated Documents" mean and Include without limitation all promissory notes, credit agreements, loan agreements, environmental agreements, guaranties, security agreements, mortgages, deeds of trust, and all other Instruments, agreements and documents, whether now or hereafter existing, executed in connection with the Indebtedness.

Security Agreement. The words "Security Agreement" mean and include without limitation any agreements, promises, covenants, arrangements, understandings or other agreements, whether created by law, contract, or otherwise, evidencing, governing, representing, or creating a Security Interest.

Security Interest. The weds "Security Interesr mean and include without limitation any type of collateral security, whether in the form of a hen, chugs, mortgage, deed of trust, assignment, pledge, chaflel mortgage, chattel trust, factor's lien, equipment trust, conditional sale, trust receipt, lien or due retention contract, lease or consignment intended as a security device, or any other security or lien Interest whatsoever, whether created by law, contract, or otherwise.

SARA. The word "SARA. means the Superfund Amendments and Reauthorization Act of 1986 as now or hereafter amended. -~ ^~ITI^~. nne:rcr~eaT In exam Anvehit,F I $'ndor'c oblinaUon to make the initial Loan Advance and each subsequent Lean Advance under and Is validly existing and In good standing in all states In which Borrower is doing business. Borrower has the full power and authority to own Its properties and to transact the businesses In which it Is presently engaged or presently proposes to engage. Borrower also Is duly qualified as a foreign corporation and Is In good standing In all states In which the failure to so qualify would have a material adverse effect on Its businesses or financial condition. ~ .,

Authorization. The execution, delivery, and performance of this Agreement and all Related Documents by Borrower, to the extent to be executed, delivered or performed by Borrower, have been duly authorized by all necessary action by Borrower; do not require the consent or approval of any other person, regulatory authority or governmental body; and do not conflict with, result in a violation of, or constitute a default under (a) any provision of its articles of Incorporation or organization, or bylaws, or any agreement or other instrument binding upon Borrower or (b) any law, governmental regulation, court decree, or order appilcable to Borrower.

Financial Infonnatlon. Each financial statement of Borrower suppiled to Lender truly and completely disclosed Borrower's financial condition as of the date of the statement, and there has been no material adverse change in Borrower's financial condition subsequent to the date of the most recent financial statement suppiled to Lender. Borrower has no material contingent obligations except as disclosed in such financial statements.

Legs Enect. This Agreement constitutes, and any instrument or agreement required hereunder to be given by Borrower when delivered will constitute, legal, valid and binding obligations of Borrower enforceable against Borrower In accordance with their respective terms.

Propertlos. Except as contemplated by this Agreement or as previously disclosed in Borrowerk financial statements or In wriHng to Lender and as accepted by Lender, and except for property tax liens for taxes not presently due and payable, Borrower owns and has good title to all of Bonower's properties free and clear of all Security Interests, and has not executed any security documents or flnancing statements relating to such properties. All of Borrower's properties are titled in Borrower's legal name, and Borrower has not used, or flied a financing statement under, any other name for at least the last five (5) years.

Hazardous Substances. The terms "hazardous waste,. "hazardous substance," Disposal,. "release," and "threatened release n as used In this Agreement, shall have the same meanings as set forth in the "CERCLA n nSARA," the Hazardous Materials Transportation Act, is U.S.C. Section . 1801, et seq., the Resource Conservation and Recovery Act, 49 U.S.C. Section 6901, et seq., or other applicable state or Federal laws, rules, or regulations adopted pursuant to any of the foregoing. Except as disclosed to and acknowledged by Lender in writing, Borrower represents and warrants that: (a) During the period of Borrower's ownership of the properties, there has been no use, generation, manufacture, storage, treatment, disposal, release or threatened release of any hazardous waste or substance by any person on, under, about or from any of the properties. (b) Borrower has no knowledge of, or reason to believe that there has been (I) any use, generation, manufacture, storage, treatment, disposal, release, or threatened release of any hazardous waste or substance on, under, about or from the properties by any prior owners or occupants of any of the properties, or (ii) any actual or threatened litigation or claims of any kind by any person relating to such matters. (c) Neither Borrower nor any tenant, contractor, agent or other authorized user of any of the properties shall use, generate, manufacture, store, treat, dispose of, w release any hazardous waste or substance on, under, about or from any of the properties; and any such activity shall be conducted In compliance with all applicable federal state, and local laws, regulations, and ordinances, Including without llmitaHon those laws, regulations and ordinances described above. Borrower authorizes Lender and its agents to enter upon the properties to make such inspections and tests as Lender may deem appropriate to determine compliance of the properties with this section of the Agreement. Any inspections or tests made by Lender shall be at Borrower's expense and for Lender's purposes only and shall not be construed to create any responsibility or liability on the part of Lender to Borrower or to any other person. The representations and warranties contained herein are based on Borrower's due dlilgence In InvesHgaHng the properties for hazardous waste and hazardous substances. Borrower hereby (a) releases and waives any future claims against Lender for Indemnity or contribution in the event Borrower becomes liable for cleanup or other costs under any such laws, and; (b) agrees to Indemnify and hold harmless Lender against any and all claims, losses, llabiltHes, damages, penalties, and expenses which Lender may directly or Indirectly sustain or suffer resulting from a breach of this section of the Agreement or as a consequence of any use, generation, manufacture, storage, disposal, release or threatened release occurring prior to Borrower's ownership or Interest In the properties, whether or not the same was or should have been known to Borrower. The provisions of this section of the Agreement, Including the obilgaHon to Indemnify, shall survive the payment of the Indebtedness and the termination or expiration of this Agreement and shall not be affected by Lender's acqulsitlon of any Interest In any of the properties, whether by foreclosure or otherwise.

Lltlgatlon and Claims. No litigation, claim, Investigation, administrative proceeding or similar action (Including those for unpaid taxes) against Borrower Is pending or threatened, and no other event has occurred which may materially adversely affect Borrower's financial condition or properties, other than liHgation, claims, or other events, if any, that have been disclosed to and acknowledged by Lender in wriHng. ~ ~ -,

Taxes. To the best of Borrower's knowledge, all tax returns and reports of Borrower that are or were required to be flied, have been flied, and all taxes, assessments and other governmental charges have been paid In full, except those presently befog or to be contested by Borrower In good faith In the ordinary course of business and for which adequate reserves have been provided.

Llen Priority. Unless otherwise previously disclosed to Lender In writing, Borrower has not entered into or granted any Security Agreements, or permitted the filing or attachment of any Security Interests on or affecting any of the Collateral directly or indirectly securing repayment of Borrower's Loan and Note, that would be prior or that may in any way be superior to Lender's Security Interests and rights In and to such Collateral.

Binding Ettect. This Agreement, the Note, all Security Agreements directly or indirectly securing repayment of Borrower's Loan and Note and all of the Related Documents are binding upon Borrower as well as upon Borrower's successors, representatives and assigns, and are legally enforceable In accordance with their respective terms. .`

Commetclal Purposes. Borrower Intends to use the Loan proceeds solely for business or commercial related purposes.

Employee Benefit Plans. Each employee benefit plan as to which Borrower may have any liability complies In all material respects wltK all applicable requirements of law and regulations, and (i) no Reportable Event nor Prohibited Transaction (as defined In ERISA) has occurred with respect to any such plan, (ii) Borrower has not withdrawn from any such plan or Initiated steps to do so, and (ill) no steps have been hken to terminate any such plan.

Location of Borrower's Ottices and Records. Borrower's place of business, or Borrower's Chief executive office, If Borrower has more than one place of business, is located at 2500 MILITARY TRAIL NORTH, SUITE 220, BOCA RATON, FL 33431. Unless Borrower has designated otherwise In writing this location is also the office or offices where Borrower keeps Its records conceming the Collateral. ,: .. ! i i'! ~ ~

Intormdlon. AJI information heretofore or contemporaneously herewith furnished by Borrower to Lender for the purposes of or In connection with this Agreement or any transaction contemplated hereby is, and all information hereafter furnished by or on behalf of Borrower to Lender will be, true and accurate in every material respect on the date as of which such Information is dated or certified; and none of such information Is or will be incomplete by omitting to state any material fact necessary to make such Information not misleading. ~

SUNIVa' of Representations and Warrantles. Borrower understands and agrees that Lender, without Independent Investigation, Is relying upon the above representations and warranties in making the above referenced Loan to Borrower. Borrower further agrees that the foregoing representations and warranties shall be continuing in nature and shall remain in full force and effect until such time as Borrower's Indebtedness shall be paid in full, or until this Agreement shall be terminated In the manner provided above, whichever Is the last to occur.

AFFIRMATIVE COVENANTS. Borrower covenants and agrees with Lender that, while this Agreement is In effect, Borrower will:

Collateral. The cost of such appraisal shall be paid by Borrower.

Other Agreements. Comply with all terms and conditions of all other agreements, whether now or hereafter existing, between Borrower and a other party and notify Lender immediately in writing of any default in connection with any other such agreements.

Loan Proceeds. Use all Loan proceeds solely for Borrower's business operations, unless specifically consented to the contrary by Lender waling.

Taxes, Charges and Llens. Pay and discharge when due all of its Indebtedness and obilgatlons, Including without llmitaHon all assessmen , taxes, governmental charges, levies and liens, of every kind and nature, Imposed upon Borrower or Its properties, Income, or profits, prior to tl date on which penalties would attach, and all lawful claims that, if unpaid, might become a lien or charge upon any of Borrower's propertir Income, or profits.. Provided however, Borrower will not be required to pay and discharge any such assessment, Ax, charge, levy, lien or claim: long as (a) the legality of the same shall be contested in good faith by appropriate proceedings, and (b) Borrower shall have established on books adequate reserves with respect to such contested assessment, tax, charge, levy, lien, or claim In accordance with generally accept' ?'- Accounting practices. Borrower, upon demand of Lender, will furnish to Lender evidence of payment of the assessments, taxes, charges, levee pollens and claims and will authorize the appropriate governmental official to deliver to Lender at any Ume a wrlflen statement of any assessment ttaxes, charges, levies, liens and claims against Borrower's properties, Income, or profits.. Performance. Perform and comply with all terms, conditions, and provisions set forth in this Agreement and In the Related Documents In a Ume manner, and promptly notify Lender if Borrower learns of the occurrence of any event which constitutes an Event of Default under this Agreeme, or under any of the Related Documents. Operations. Maintain executive and management personnel with substantially the same qualifications and experience as the present execute and management personnel; provide written notice to Lender of any change In executive and management personnel; conduct its business avail In a reasonable and prudent manner and In compliance with all applicable federal, sate and municipal laws, ordinances, rules and regulation - respecting Its properties, charters, businesses and operations, Including without limitation, compliance with the Americans With DfsabillUes Act an with all minimum funding standards and other requirements of ERISA and other laws applicable to Borrower's employee benefit plans.

Inspection. Permit employees or agents of Lender at any reasonable Ume to inspect any and all Collateral for the Loan or Loans and Borrower' other properties and to examine or audit Borrower's books, accounts, and records and to make copies and memoranda of Borrower's book. accounts, and records. If Borrower now or at any time hereafter maintains any records (including without limitation computer generated record and computer software programs for the generation of such records) in the possession of a third party, Borrower, upon request of Lender, she notify such party to permit Lender free access to such records at all reasonable times and to provide Lender with copies of any records It ma request, all at Borrower's expense. ; ~ ; hi

Compliance Certlflcate. Unless waived In writing by Lender, provide Lender at least annually and at the Ume of each disbursement of Loa' proceeds with a certificate executed by Borrower's chief financial officer, or other officer or person acceptable to Lender, certifying that the represenhUons and warranties set forth in this Agreement are true and correct as of the date of the certificate and further certifying that, as of the date of the certificate, no Event of Default exists under this Agreement.

Environmental Compliance and Reports. Borrower shall comply In all respects with all environmental protection federal, sate and local laws statutes, regulations aq4 ordinances; not cause or permit to exist, as a result of an intentional or unintentional action or omission on Its part or or the part of any third party, on property owned and/or occupied by Borrower, any environmental activity where damage may result to the environment, unless such environmental activity Is pursuant to and In compliance with the condlHons of a permit Issued by the appropriate federal sate or local governmental authorities; shall furnish to Lender promptly and In any event within thirty
(30) days after receipt thereof a copy of an, notice, summons, lien, citation, directive, latter or other communication from any governmental agency or Instrumentality concerning any intentional or unintentional action or omission on Borrower's part In connection with any environmental activity whether or not there is damage to the environmentand/or other natural resources.

Additlonaf Assurances. Make, execute and deliver to Lender such promissory notes, mortgages, deeds of trust, securlly agreements, flnancing statements, Instruments, documents and other agreements as Lender or its attorneys may reasonably request to evidence and secure the Loans and to perfect all Security Interests.

NEGATIVE COVENANTS. Borrower covenants and agrees with Lender that wells this Agreement Is In effect, Borrower shall not, without the prior wrlflen consent of Lender

Indebtedness and Llena. (a) Except for trade debt Incurred In the normal course of business and Indebtedness to Lender contemplated by this Agreement, create, Incur or assume Indebtedness for borrowed money, including capital leases, (b) except as allowed as a PermlHed Lien, sell, transfer, mortgage, assign, pledge, lease, grant a security interest in, or encumber any of Borrower's assets, or (c) sell with recourse any of Borrower's accounts, except to Lender. ~ ~ ,~ ~ ~ ~

Continulty of Operatlona. (a) Engage In any business activities subehnHally different than those In which Borrower Is presently engaged, (b) cease operations, liquidate, merge, transfer, acquire or consolidate with any other entity, change ownership, change IS name, dissolve or transfer or sell Collateral out of the ordinary course of business, (c) pay any dividends on Borrower's stock (other than dividends payable In Its stock), provided, however that notwithstanding the foregoing, but only so long as no Event of Default has occurred and Is continuing or would result from the payment of dividends, If Borrower is a "Subchapter S Corporation" (as defined In the Internal Revenue Code of 1986, as amended), Borrower may pay cash dividends on Its stock to its shareholders from time to Ume In amounts necessary to enable the shareholders to pay Income taxes and make estimated Income Ax payments to satisfy their liabilities under federal and state law which arise solely from their status as Shareholders of a Subchapter S Corporation because of their ownership of shares of stock of Borrower, or (d) purchase or retire any of Borrower's outstanding shares or alter or amend Borrower's capital structure.

Loans, Acquisitions and Guaranties. (a) Loan, Invest In or advance money or assets, (b) purchase, create or acquire any interest In any other enterprise or entity, or (c) incur any obligation as surety or guarantor other than in the ordinary course of business.

CESSATION OF ADVANCES. If Lender has made any commitment to make any Loan to Borrower, whether under this Agreement or under any other agreement, Lender shall have no obligation to make Loan Advances or to disburse Loan proceeds if: (a) Borrower w any Guarantor is In default under the terms of this Agreement or any of the Related Documents or any other agreement that Borrower or any Guarantor has with Lender; (b) Borrower or any Guarantor becomes insolvent, flies a petition in bankruptcy or similar proceedings, or is adjudged a bankrupt; (c) there occurs a materiel adverse change In Borrower's financial condition, in the financial condition of any Guarantor, or In the value of any Collateral securing any Loan; or (d) any Guarantor seeks, claims or otherwise attempts to limit, modify or revoke such Guarantor's guaranty of the Loan or any other loan with Lender.

EVENTS OF DEFAULT. Each of the following shall constitute an Event of Default under this Agreement:

Default on Indebtedness. Failure of Borrower to make any payment when due on the Loans.

Other Defaults. Failure of Borrower or any Grantor to comply with or to perform when due any other term, obligation, covenant or condition contained in this Agreement or In any of the Related Documents, or failure of Borrower to comply with or to perform any other term, obligation, covenant or condition contained In any other agreement between Lender and Borrower.

Default In Favor of Third Parties. Should Borrower or any Grantor default under any loan, extension of credit, security agreement, purchase or sales agreement, or any other agreement, In favor of any other creditor or Derson that ma m~tarialiv offal and "I R^rrmu`~. "r~ ~ performance of the Indebtedness Is impaired.

EFFECT OF AN EVENT OF DEFAULT. If any Event of Default shall occur, except where otherwise provided In this Agreement or the Related Documents, all commitments and obligations of Lender under this Agreement or the Related Documents or any other agreement Immediately will terminate and, at Lender's option, all Indebtedness Immediately will become due and payable, all without notice of any kind to Borrower, except that In the case of an Event of Default of the type described in the "Insolvency" subsection above, such acceleration shall be automatic and not optional. In addiHon,' Lender shall have all the rights and remedies provided in the Related Documents or available at law, In equity, or otherwise. Except as may be prohibited by applicable law, all of Lender's rights and remedies shall be cumulative and may be exercised singularly or concurrently. Election by Lender to pursue any remedy shall not exclude pursuit of any other remedy, and an election to make expenditures or to Eke action to perform an obligation of Borrower or of any Grantor shall not affect Lender's right to declare a default and to exercise its rights and remedies.

MISCELLANEOUS PROVISIONS. The following miscellaneous provisions are a part of this Agreement:

Amendments. This Agreement, together with any Related Documents, constitutes the entire understanding and agreement of the parties as to the matters set forth in this Agreement. No alteration of or amendment to this Agreement shall be effective unless given in writing and signed by the party or parses sought to be charged or bound by the alteration or amendment.

Applicable Law. This Agreement has been delivered to Lender and accepted by Lender In the State of Colorado. If there Is a lawsuit, Borrower agrees upon Lender's request to submit to the Jurledlctlon of the courts of DENVER County, the State of Colorado This Agreement shall be governed by and construed In accordance with the laws of the State of Colorado.

Caption Headings. Caption headings In this Agreement are for convenience purposes only and are not to be used to interpret or define the provisions of this Agreement.

Consent to Loan Participation. Borrower agrees and consents to Lender's sale or transfer, whether now or later, of one or more participation - Interests In the Loans to one or more purchasers, whether related or unrelated to Lender. Lender may provide, without any limitation whatsoever, t o any one or more purchasers, or potential purchasers, any information or knowledge Lender may have about Borrower or about any other maker relating to the Loan, and Borrower hereby waives any rights to privacy it may have with respect to such makers. Borrower additionally waives any and all notices of sale of participation Interests, as well as all notices of any repurchase of such participation Interests. Borrower also agrees that the purchasers of any such participation Interests will be considered as the absolute owners of such Interests In the Loans and will have all the rights granted under the participation agreement or agreements governing the sale of such participation interests. Borrower further waives all rights of offset or counterclaim that It may have now or later against Lender or against any purchaser of such a participation Interest and unconditionally agrees that either Lender or such purchaser may enforce Borrower's obligation under the Loans irrespective of the failure or insolvency of any holder of any interest in the Loans. Borrower further agrees that the purchaser of any such participation Interests may enforce Its interests irrespective of any personal claims or defenses that Borrower may have against Lender.

Costs and Expenses. Borrower agrees to pay upon demand ail of Lender's expenses, including without limitation attorneys' fees, Incurred in connection with the preparation, execution, enforcement, modification and collection of this Agreement or in connection with the Loans made pursuant to this Agreement. Lender may pay someone else to help collect the Loans and to enforce this Agreement, and Borrower will pay that amount. This Includes, Subject to any limits under applicable law, Lender's attorneys' fees and Lender's legal expenses, whether or not there Is a lawsuit, Including attorneys' fees for bankruptcy proceedings (Including efforts to modify or vacate any automatic shy or Injunction), appeals, and any anticipated post-Judg~ent collection services. Borrower also will pay any court costs, In Addison to all other sums provided by law.

Notices. All notices required to be given under this Agreement shall be given in writing, may be sent by telefacsimilie, and shall be effective when actually delivered or when deposited with a nationally recognized overnight courier or deposited in the United States mail, first class, postage prepaid, addressed to the party to whom the notice Is to be given at the address shown above. Any party may change its address for notices under this Agreement by giving formal written notice to the other parties, specifying that the purpose of the notice is to change the pares address. To the extent permitted by applicable law, if there is more than one Borrower, notice to any Borrower will constitute notice to all Borrowers. For notice purposes, Borrower agrees to keep Lender informed at all times of Borrower's current address(es).

Severabillty. If a court of competent Jurisdiction finds any provision of this Agreement to be invalid or unenforceable as to any person or , circumstance, such ending shall not render that provision invalid or unenforceable as to any other persons or circumstances. If feasible, any such offending provision shall be deemed to be modified to be within the limits of enforceability or validity; however, If the offending provision cannot be so modlfled, It shall be stricken and all other provisions of this Agreement in all other respects shall remain valid and enforceable.

,Subaldlarles and Afllildes of Borrower. To the extent the context of any provisions of this Agreement makes it appropriate, Including without llmlhtion any represenhUon, warranty or covenant, the word "Borrower" as used herein shall Include all subsidiaries and affiliates of Borrower. Notwithstanding the foregoing however, under no circumstances shall this Agreement be construed to require Lender to make any Loan or other financial accommodation to any subsidiary or affiliate of Borrower. ~

Successors and Assigns. All covenants and agreements contained by or on behalf of Borrower shall bind its successors and assigns and shall Inure to the benefit of Lender, its successors and assigns. Borrower shall not, however, have the right to assign Its rights under this Agreement or any Interest therein, without the prior written consent of Lender. ~ ~

Survival. All warrant/es, representations, and covenants made by Borrower in this Agreement or in any certificate or other Instrument delivered by Borrower to Lender under this Agreement shall be considered to have been relied upon by Lender and will survive the making of the Loan and delivery to Lender of the Related Documents, regardless of any Investigation made by Lender or on Lender's behalf.

Tlme Is of the Essence. Rime is of the essence In the performance of this Agreement. ~

Walver. Lender shall not be deemed to have waived any rights under this Agreement unless such waiver is given in writing and signed by Lender. No delay or omission on the part of Lender In exercising any right shall operate as a waiver of such right or any other right. A waiver by Lender of a provision of this Agreement shall not prejudice or constitute a waiver of Lender's right otherwise to demand strict compliance with that provision or any other provision of this Agreement. No prior waiver by Lender, nor any course of dealing between Lender and Borrower, of between Lender and any Grantor, shall constitute a waiver of any of Lender's rights or of any obligations of Borrower or of any Grantor as to an, future transactions. Whenever the consent of Lender is required under this Agreement, the granting of such consent by Lender In any Insane shall not constitute continuing consent In subsequent Instances where such consent is required, and In all cases such consent may be granted o' withheld In the sole discretion of Lender.

BORROWER ACKNOWLEDGES HAVING READ ALL THE PROVISIONS OF THIS BUSINESS LOAN AGREEMENT, AND BORROWER AGREES TC ITS TERMS. THIS AGREEMENT IS DATED AS OF APRIL 25,1996.

BORROWER:

JJFN SERVICES, INC.

By:
Susan Schlapkohl
President

        AMENDMENT TO BUSINESS LOAN AGREEMENT

In accordance with Miscellaneous Provisions, Amendments contained in the Business Loan Agreement pertaining to a loan in the amount of $2,500,000 made between JJFN Services, Inc.(borrower) and Colorado State Bank (Lender), dated April 25, 1996 the following additional provisions are specifically added to clarify Borrower covenants under the paragraphs noted. The provisions added are intended to effect only the paragraphs referenced.

NEGATIVE COVENANTS.

Indebtedness and Liens. Is hereby waived

Continuity of Operations. ( e ) Shall be added to the now existing paragraph, to read: "(e) The above provisions of this covenant shall not be interpreted to disallow the $5,000 payment currently accrued and paid to Preferred Stock holders monthly, or $60,000 annually, now in effect."

Loans, Acquisitions and Guaranties. Is hereby waived.

EFFECT OF AN EVENT OF DEFAULT. Shall be changed to add, "In modification of this paragraph, however, the Borrower will be allowed a period of 15 working days to correct any Event of Default. That period will begin with the occurrence of the Event of Default. For that period, the lender will abstain from exercising its rights and remedies provided in the Related Documents or available at law, in equity, or otherwise, unless the Lender in its sole judgment believes that the passage of the 15 working days will impair the value of the collateral; or, unless there is an Event of Default of the type described in the "Insolvency" subsection above, in which case, as described above, such acceleration shall be automatic and not optional." it,

JJFN SERVICES, INC.

Susan Schlapkohl, President
COLORADO STATE BANK OF DENVER

Donald M. Quinn, Executive Vice President

EXHIBIT 10 11

Deed of Trust Note to
NationsBank, N. A dated
June 28, 1996




IMPoRTJ~ NOTICE:
~H15 :~:US~UMEN~ CON=AZNS AONFBSS;CON OP ~DGME2~ PROVISION W~ZCH COR:qYZl~ES Jo WAIVER OP IMPOR=At7T RIGGS YN MAY HOVE AS A DEBTOR AND J=LOWS THE CREDITOR TO OBTAIN A JmX3~ AOAIUST YOU wll~Io~r A=r FOR t7OTIC33.

DEED OF TXVST NOTE

$857, 250
FOR YANKEE RECEIVE, the under - Egged leho "Borrowed, " wbothe~ one or more) Sorely promi,3es t;o pay to the order of NAATIONSBANK, N.A. a national banking association, its successors and assigns (the "Lender"), without offset, in Immediately "+n~lable funde in lawful money of the & United States of America, at 8300 Greensboro Drive, Suite 300, "clean, Virginia 22102 (or at such other place as tbe holder of thin Note may hereafter designate), the principal Hum of SIGHT HUNDRED AND FIFTY SEVEN THOUSAND GO HUNORED AND FIFTY Dollar" ($857,250) {the .'original principal amount-) (or eve unpaid balance or all principal advanced under thin Note, it that amount ~ B lean), together with interest on the unpaid principal balance of thin wato Prom day to day Ou-~tandi no until paid in full a" he=~inater provided. capitalized terms not otherwise defined herein shall have the meaning set forth in cue noun Agreement (an hereafter defined) 1. Pastern schedule and Maturity Date. Principal and interest under iY Note shall be Dee and payable an follows ; (a) Accrued and unpaid interest shall lie due and payable on the fires day of each month. beginning on the tight day of the irat month after the date hereof And amntinuing on the same day of each Succeeding month thereafter until rune >7 , Abbe (the "Maturity Dame"), at which time the entire outstanding principal Balance, all accrued and unpaid Entered and all other amounts payable hereunder, shall be due and payable in Cull without notice. to) In addition to the foregoing payment" of lnee~ese, beginning on the First day of the first month after the date hereof and on the Whet day of each month thereafter, Borrower shall mako monthly payments of principal in the amount of 55,063 per money until the Maturity Date when all remaining unpaid principal sha'1 he due and payable in Bull. Notwithstanding the Oregon, 4 a Unit (as Defined == eve






Deed oz Trust) ie released from the lien of the Deed of Trust prior to the Maturity Date, the principal payments otherwise: required hereunder will be recalculated By deducting therefrom the monthly principal payment allocated to the released Unit shown on the attached and izlcorpoxated Whist A. . (c) Notwithstanding the Foregoing it the annual went payments zrom E-gle Homee of Dora Baton, Florida to the norro~rez- For the property ez~cum~esed y the Deed of Trust (as hereafter defined) do Z10t Abased upon projections aec~ptablc to the Lender) equal or exceed the annual principal and interest obligations of the Borrower hereunder, the Borrower will, upon demand by the Lender, deposit into an account With and abed to the Lender, an "mount equal to six monthe of the projected deficiency as calculated by the Lender "aid deficiency calculation will be reviewed monthly by Bender, and if neaena~ry, the Dorrower will, upon demand of the Lender, increase the amount of the deposited amount if render determines it is not suf f icient co cover Borrower~o principal "nd interest Obligations under the Loan for the upcoming ~=x months. .

2. Security: Load Document B. chin Hote evidences a lq~" (the "loan") made by the Lander to the Borrower and t" secured by, among other things, Deede of Truat and Security Agreements dated of even date herewith, from the Borrower to Pertain trustees named tbero~n Which, as it may hare been or may be amended, reetnted, modified or supplemented from tame to time, is herein called the "Deed of Trust") covering Herein property more particularly described therein {the "Property). whiff Note, the Deede of Trust, and all other documents previously, now or hereafter executed and delivered to evidence, e-cure, guaranty, or govern the Loan are, an the same hare been or may be amended, restated, modified or supplemented from time to time, herein sometimes Pled individually a "Loan Document" and together the "Loan Document.

3 Intereot Rate The unpaid principal balance of this Note from day to day outstanding which is not pant due shall bear interest at a mate per annum equal to the seated Rate (Herminater defined) computed on the Ann=~1 Mania therein-~cer Scribed). ~

 .
(a) An used'~erein, the term "Stated Rato" means the same Rate
(hereinafter defined) plus two hundred And eighty Vie (~85) badge points pot =um ~h Stewed Rate "hall Change with each change in the Base Hate as of the date of any ouch change, w4choue any rogue remeet that eve Lender provide notion to the Borrower.

(b) ~ ~zeed he~4 n, the te~ "Az:'nual 9a~io" n~ean~z Conpilt:atiOn of interest ~or t2xe aocual r~umber oE daye elapoed azld aa iE eacb. year ~rere con~poa.dl o~ 360 daye. tc) A. used herein, the term "B.ee Rate. ~neans the 30 O - y 1.1330 Rate per annum ra~e o, lz:~cere~t ae wh. ch dopoeits in t7. s . Dollars are oered for a 3 oday period, wh~ch appe~rs on the ~elrate Page
3~SO, au pu~l4~bed by ':he sriti.h B~zl~e=. ~ssociation, " - of ll:DO a.m. Loncton time, on tHe d~y t~at 1 -two (2 ) ~usines8 day3 prio~ to the Eirat day of such int:crest pe~iod as' auch rate may be adJusted by the ~e~nde:r ~n i~s sole discretion to n~eet res~erve, reyniremenes, conaintently applied, "nd ea such adJueted ratm ie eaeabl~shed ~nd ~eclazed to be tho -30-~ay LIBO Rato.~. {d) Any D=Ch r~te 4e a g~neral re~erence rate ot 4~-ereet, may not be rel~ted to any onbor rate, and m~y not be e~c loweet or best rate actually charged by ~ender to any cuseomer or a favor rate and may noe corre~pond with future tucrea~ee or deoreas=e i" intereet r~tes charged by other lender" or market rates in gene~al. (e] Any psincipal o, ~n~, to the extent permxteed by applica~le law, any ineereDe on, ehie "ote, "nd any other aum payable bereunder, which i. "ot paid whe~l duo shall bear intere-t, f~om tho date due and payable until paid payable <,n demand, at a rate per annum |~be "Pauc Due Rate-) eg~al to ehe rato o interest o~herwi~e paya~le on tbie Note, plue four po~ce=t (~. ~ Pr~pawmene The Borrower may prepay the principal balance of ch= wote or any portion hereof, without penal ty, at any time. s. ~ate Ch-~=oe, I~ the sorrowe~ ~aila co m~ke any payment under the terme of thie Note w~thin ti~teen (15) dayo after th. ~a~e euch payment ie ~ue. the Dor~ower aball 2ay to the Dender o" demand a late charge egual to Cour porcent (~) ot such payment. Such fifteen {15) day period ehall not be construed "e in any way extend~ng ehe due dae of any paymene. ~he "late charge~. i8 impoued for ehe purpose of de~raying the expen~es of the Lender inc~dent to handling euch delinquent paymene. Thi~ charge shall be in addition to, and not in lieu oE, the Paet Due RaCe and any other remedy eh. ~ender may hawe, whether authorized he~oin o~ by la-, and ie ~n addition to any f~es an~ chargee of any agent" or attorneye which ~ender may employ upo" the occurrenae of a Default {he~einafter deined) under this Hote l 6. cert-4n Pro-ision. ~e=.rdin~ Pavmepte. All paymente m~de on this note mbal1 De applied, to the extent thereo*, to la~e charger , accrued but unpa ~ d i=-ereBe, unpaid principal, ~nd any other sume due and unpaid to the Den~e~ under the Loan Docum~nta, in auch manner and order as tho Lender may elect 4= its ~iocret. on. Acceptance by the holder he~eof of any payment in an "wo.unt lose ehan the amo~ne then due shal l be deemed an accepeanee on account only and -hall not in "ny way excuse tho exiet~nce o a Default. - 7. Default~. Upon (a) any fadlure ot tho Borrower to make any payment required under chl" Note, or {~) the ocaurrence of a De~ault t'=^er any o~ the other Doan Documen~n {either of which evente
- -ball coneti~ute a ''nefault" herounder), the ~ender may declare the ==paid p~inc~pal balance and all o~her amount" due bereunde~ to be immedi~tely dwo and paya~le and may exe~cise any rights. powers "n~ remedies availa~le to it under this Note ~nder any other Doan Document, and at law or in equ~ty, and all auch ~emediee shall be cumulative ~he Lender r D ta$1ure or delay $= exerci~in~ tbe foregoing right-, ae to any occurrence ahall not be construed au a wai~er o any DeSau,= or a wa~ver ot Such rightt

If any holder o~ ehia Notu retain" an attorney to collect, en~orce or defend thia No~e or any other ~oan Docu~ent in any lawsuit or in any probate, reorganization, bankruptcy, a~bitration or other proceeding, or `~ the Borrower eues any holde~ in connection with -hi~ Note or any ocher ~oan Document, ehe" the Borrowe~ agree3 tO pay to eaen "uch holder, "11 coeta "nd expen~ee incu~red ~y euch holdex in trying to collect thle Note or in any "uch ~uit ar proceeding, including ateo~neye~ ees. 8 ~ommere~ a ~urDou~. ~he Bor~ower warrante that(i) ehe Loan is being made solely to ac~ui~e or carry o~ a buaineee or commercial e~terpri~e; (i4) the Dorrowe~ ie a bus~nesa or commercial or~anization; {~) ^11 of the proceede oE the ~oan aha,1 be ueed ~or commercial purpo~es; (iv) the Loan shall be conatrued tor all pU=pO3c3 as a commercial loan; and (~) the Loan is not made tor personal, family or hou-~old purposea. 9, wai~e~ o ~u~y ~rial ~RB aQnRow~R w^IYEB ~RIA~ sY ~URY 1H ANY ACTION OR PR0CEED=NG TO WH4CH THE BORaDWER AND ~ER.~E~D~R M~ B~ P^R=I~S, AnIsI"G oU~ OF OR IM ANY WA~ PHRTA=RZNG =0 T~I~ ~oTE, ~HE ~QAN AoREEME"r~ ~HE DEED O~ T~Ug~ OR AMY OF -~-~= O~ - K LCAN DCCUM~NT6. X~ IS AGRE~D AND uNDER.=OOD ~EA~ ~XIg wA:vEn coMS=rTUTE- A W^IVER OF TX~A~ BY ~URY OF ^~ CL^:Mg A AIMS~ A=L PARTZBS ~0 SUCH AC~rONs O!Z PROCEEDINGS, INC~UD~t3 ~T.^ ZM`:
ACAIMSS ~ARrIEs h WHO ARB wotr P^RTZES TO ~:CS NOTE:. S~IS WAIVER I8 JcNosv~rGI`Y, P7II=INC3LY A~D Vo~TARl~Y MADE BY ~ BORROW}5R.

9'. C Ceylon of Abutment. The Borrower hereby ap'70inee (which appointment stall be doomed deco be couple ~4 Ah an i=~=reat) Bdwardl E;. Zughalb ax~d/or To I. ~ e~a~ lacer ~e or more of whom may act Al o:~) a- its true and lawful attors~y- ~ n- face, for ~ ~ ~ place ~^ stood of the Horror, al; on the occurrence I'! a Dealt, eo nonhero indgm ~e against: tb.e '30rrowess An the Clrcutt Court of ~oudo~n County, Virginia or in any appropriate court in ehe.~tace of Maxyl~n~ upon chin Mote and all amounts owed hereunder, inclu~lng
 .11 costs or collections court coots and reasonable aetor~eys' Aces. the Borrower hereby ratity~n~ the acte of the attorney-in-act ea 49 Cone by the Borrower itself. =be Borrower hereby acknowledge. thee Who roan incu~red~by the Hoto was not made +~= personal, family or household purpose.. . - . 10. General Provisions. I~ more then one person or entity execute. toga wore an the Borrower, .11 of such partlee shall He jointly and severally liable for payment or the ~nd~btednea4 evidenced hereby. she Borrower and all sureties, Dreg guarantors And any other party now or hereafter liable for the payment of tbia Note, in "bole or in part, hereby severally {a) waive demand, preaentmcnt for payment, notice of dishonor and of nonpayment, protest, noelco of protest, notice of intend to accelerate, nocicc of acceleration and all other notices (except any no~i'ce" which are specifically required by thin Note or any other oan Document), riling or quip and diligence in collecting shin Hote ox enforcing any of the aec~rity horeor; (b) agree to any o~hetitution, Coordination, exchange or release of any security or any party primarily or secondarily liable hereon; (c) agree that the holder hereof shall not He required Biros to inatltuto suit or exhaust its remedies hereon against the Borrower or others liable orto become liable hereon or to perfoce or enforce ita rights against them or any aeurity herotor' {d) con-opt to any e=~enelono or po~tponemento of time of payment of this Note and to any partial payments. before or after mMturiey, end to any other indu~gencee with respect hereto, without notice Horse to any of them; (e) submit (and waive all Sights to object) to "on-exclueive Hormonal jurisdiction and venue in Fairfax County, Virginia and in Montgomery County, Maryland for the enforcement of any and al' o~lig&tiona under the Loan Documents; be) waive the benefit of all homestead and similar exemptions an to thin Mote; (I) agree that effete l~abll~ty under thin Hoce anal} not be affected or impaired By any decenm~nan~on that any security interest or lien taken by the ender to secure this Note in invalid on unperEectedl And th) subordinate any and all rights against The Borrowed and any of eye security for the payment of this Note, whether by subrogation, Agreement or otherwise, "~-i' chin Note lo paid in full, ~ determt"~tion that any provision of this Note i" ''~^n~orcea~le or inhaled Shall not a~.ct the enforceability or validity of any other pro~lmio=. and the determl~ation that the a~plicatlo" of any Provision of tHia Mote to any person or circumstance is $11egal or unenforceable shall not affect the enforceability or validity of such provision a" it may amply to other persona or circumstanced. Thin Mote may not be amended nor the proviolons hereof waived except in a writing specifically intended for arch purpose and executed by the party against whom enforcement of the amendment or waiver is omught. the terms, provisions, cov~nanta and conditions hereof shall He hind upon the Borrower and the eucceanor" and abalone of the Borrower capclo=e and be~dinga in this Core are or convenience only and atoll be disregarded in construing it. ~hi" Hoto shall be Governed by the 1~- of the ~ommo=wealth of Y4rginla (without regard to any conflict of lawn pri~c$plea) and applicable U=4 ted states federal law. The roan Documente ropreeent the final agreement between the parties and may not be co~tradlated by evidence of prior, contemporaneous or BUbeequent oral agreements of the part$ee, There are no oral agrooment~ between the parties.

Exhibit


Security P - Perth ~escriabon:
C~i~lp,6li.
        dd:             C~nin~n         Biltmore
        Lcl al DemipBon:                L^t 7Q Section  ~Led 69. S - an 8A
        S6bdivi~n:                      ~d~
        Addre-:         20620hldddyH-ourSquare  20622M-13-ourS~Iuare
                       Sterling, VA 20165      Darling, VA 2016S
        I:              LouJous Co-5~, VA       l~udoun~. YA
        Purchase Price;         S2?174St        $2Z9,051
        Id Value:               S260,000        S221,000
        In              ~Sl,~,OoO       S16S.7SO

        ~11EU                                   ~a;''   "
        Madel:          Dillon          J_
        Lc~lD=criptio~: .               I4t 49~ S=doa 62B       LASS, ~62B
        S`ibdiv         ~bbum V'lla~o   ~ Villago
        Addras:         ~061Lor~ Vall~ Tcnace   44059 Lords Vall~ Tc~ra
        '               A5hburn, VA 22011       ~urll, VA 22011
        C~y:            L-o~m Couatr, VA        Loudo~ ~, VA
        ~oPri=: SI707358        .       S2",911.
        App~ Veloe;     S236,000                S211,000
        I~an Amou~t     S177,000                SlS8,2SO
        MCNADIFARMS WEST
        M~:     Some~
        Lcgal De~pbon;  L~t llZ, Secdon 2
        Subdinsioa:     ~air F.nns West
        Ad~lre=:                2S03 Peter Jcer~on Ia~e        . '
                        Hirndon, VA 22071
        Cou~.           Pai~c Colulb. VA
        PutchaseP'ibe:          SZZ4,416
        App~aiset Value;                S215,000
        Inan ~nouct:            $161,2S0


Securit'P~pe~q Monthl' Amort~tlon:

        1 - 70 L<.t 69 Lot d,   I - t   ~I4,t 112
        Ca~cades Ca~d~ Ashburn ~llase   Adblp~ Villa~e  ~irF,,eron      ~
        S 1,lS  ~S 979  S       9S2     S 1,045 S 935   SS,063

JUL     17      '96 11: 37 NRTIOHS~RHK RELR P. 6X6
        -       ~,      .               .       .                       .
'~_/
                                -                       .
IN WIT~e~6 W-=P-DF, the Dorrowor hae duly =-ecuce~ thio Note ae ot the date Lrat above writt~n i~ten~i~g that thlc ~e an inatrument delivered under "eal.
                                                WZ=~DSS OR AST~8T:
 GRAN~OR: ~XN S~VZC~S, ZNC., a Delaware corporation

                                                By: ,   ~y: ~ (SEAD)
                                                Name    -       -       Name ~
D8BD OP TRU9T CBRTI~TCATZoW
Thi. i. Co certiy that thle iu a Note deacrlb~d in ehe Deeda of Truat "nd "ecur$ty Agreemente o~ e~~n date (~e oupplemented, amended, modl~$ed. reatated, replaced or extendea [rom t~me to t~me, the 'iDeed of Sruat"). rom uhe no=ower co ehe Tru-teee named in ouch need oY ~ruat, eo ~ecure NationsBan~, N.A., a national ~anking association, this Note having be~n executed in my ~eeence.
                 ~ 01~
        ary ~ ~c)       O My commioolon H~pireu: ~































Exhibit 10.12

Employment Agreement with
        Susan Schlapkohl dated as of June 1, 1996

AGREEMENT made as of t 1st day of June 1996, between a JJFN Services, Inc. a Delaware corporation, with principal offices at 2500 Military Trail North, Suite 220, Boca Raton, Florida 33432 (hereinafter referred to as the "Company"); and Susan Schlapkohl, residing at 199 Shelter Lane, Jupiter, Florida 33469 hereinafter referred to as the "Employee").

                         W I T N E S S E T H :
        WHEREAS, the Employee shall be employed by the Company as President and WHEREAS, the Employee has the requisite experience, background and skill and is willing to formalize her relationship with the Company on the terms and subject to the conditions herein contained.


NOW, THEREFORE, in consideration of the premises and mutual covenants herein contained, the parties hereby agree as follows:

        1. Recitals Confirmed. All of the recitals hereinabove stated are confirmed by all of the parties hereto as being in all respects true and correct and the same are hereby incorporated herein by reference into this agreement (the "Agreement").

        2. Employment. The Company hereby confirms its employment of the Employee and the Employee hereby confirms her employment by the Company as the President of the Company. The Employee shall, in the performance of her duties, be at all times subject to the direction, supervision and authority of the Company's Board of Directors.


        3. No Breach of Obligation. The Employee represents and warrants to the Company that she has the requisite skill and experience and is ready, willing and able to perform those duties attendant to the position for which she is hired or which may be assigned to her; and that her entry into this Agreement with the Company does not constitute a breach of any agreement with any other person, firm or corporation, nor does any prior agreement between
the Employee and any person, firm or         corporation contain any
restriction or impediment to the ability of the Employee to perform those duties for which she was hired or which may be assigned to or reasonably expected of her. The Company acknowledges that the employee has other business interests.

        4. Services. During the full term of this Agreement, the Employee shall perform to the best of her ability the following services and duties, in such manner and at such times as the Company may direct; the following being included by way of example and not by way of limitation:

          (a) The Employee shall, together and in connection with the other executive officers of the Company, supervise and direct all administrative aspects of and share responsibility for the conduct and supervision of all administrative areas of the Company's operations;

          (b) The Employee shall aid and assist the administration of the Company's sales, marketing programs and other similar and related aspects of the Company's operations;

          (c) The Employee shall promote the Company's relations with its clients, employees, potential clients and others;

          (d) The Employee shall consult with and advise the other officers and employees of the Company, either orally, or, at the request of the Company, in writing, with respect to such matters as the Board of Directors shall be requested from time to time, relating to the management and operation of the Company, sales, marketing and the institution of programs and systems designed to increase the efficiency of the Company's business and the overall management and operation of the Company.

        5. Exclusivity. The Employee agrees that during the term of this Agreement she will impart and devote substantially all of her time, energy, skill and attention to the performance of her duties hereunder. This Paragraph shall not exclude the Employee from serving as an executive officer and/or serving on the Board of Directors of another company or companies not engaged in the a similar business. This Paragraph shall not prohibit the Employee
from making positive investments in         business ventures not in direct
competition with the company or subsidiaries if such investments shall be of a passive nature or shall be in securities of a publicly owned entity.

        6. Place of Performance. The Employee agrees to perform her duties hereunder at the offices of the Company, in Boca Raton, Florida, and agrees, to the extent that it shall be determined necessary and advisable in the sole discretion of the Company's Board of Directors to travel to any place in the United States or to any foreign country where her presence is or may reasonably be temporarily required for the performance of her duties hereunder.

        7. Compensation. The Company hereby agrees to compensate the Employee and the Employee hereby accepts for the performance of the services by the Employee and duties required by the Employee under Paragraph 4 hereof and her other obligations hereunder as follows:

          (a) Salary. Subject to review and upward adjustment from time to time by the Board of Directors, the Company shall pay to the Employee an annual salary of $120,000 during the first year of the term of this Agreement.
 During the second through the five year, the Employee's salary shall increase ten (10%) percent per year. Such salary shall be payable weekly in accordance with the regular payroll practices of the Company;


       (b) Bonus. The Employee shall be entitled to participation in a bonus or other incentive compensation, profit sharing or retirement plan that the Company shall institute or make generally available to its executives;

          (c) Expenses, Accommodations, Insurance and Medical Benefits. The Company shall pay to the Employee and/or furnish the Employee with the expenses, accommodations, insurance and medical benefits referenced in Paragraph 10 of this Agreement;

          (d) Vacation and Automobile. The Employee shall be entitled to the use of an automobile and the vacations as provided in Paragraph 11 of this Agreement; and

          (e) Disability. The Company shall furnish the Employee with the disability benefits provided in Paragraph 13 of this Agreement.

        (f) Severance. The Company shall pay to the Employee the severance compensation enumerated in Paragraph 15(c) of this Agreement.

        8. Representations and Warranties of the Employee. By virtue of her execution hereof, and in order to induce the Company to enter into this Agreement, the Employee hereby represents and warrants as follows:

          (a) The Employee is not presently actively engaged in any business, employment or venture which is or may be in conflict with the business of the Company;

          (b) The Employee has full power and authority to enter this Agreement, to enter into the employ of the Company and to otherwise perform this Agreement in the time and manner contemplated; and

          (c) The Employee's compliance with the terms and conditions of this Agreement in the time and manner contemplated herein will not conflict with any instrument or agreement pertaining to the transaction contemplated herein, and will not conflict in, result in a breach of, or constitute a default under any instrument to which she is a party.

        9. Representations and Warranties of the Company. By virtue of the execution of this Agreement, the Company hereby represents and warrants to the Employee as follows:

          (a) The Company has full power, right and authority to execute and perform this Agreement in the time and manner contemplated; and

          (b) The execution and performance of this Agreement will not result in a breach of or violate the provisions of any contract or agreement to which the Company is a party.

























        10.  Expenses, Accommodations, Insurance, Medical Benefits, and etc.

          (a) The Company and the Employee hereby agree and consent that during the term of this Agreement, the Company shall furnish the Employee with an executive secretary, an office and accommodations and such memberships as shall be suitable to the character of her position and adequate for and reasonably designed to enhance the performance of her duties. The Company and the Employee further agree that the Employee shall receive reimbursement, for
all reasonable expenses incurred by the           Employee in connection with
the performance of her duties hereunder subject to compliance with the Company's procedures; and the Company shall pay to the Employee directly or reimburse the

Employee for all other reasonable, necessary and proven expenses and disbursements incurred by the Employee for and on behalf of the Company in the performance of the Employee's duties during the term of this Agreement.

          (b) The Employee agrees and consents to being the subject of such policy or policies of disability income and/or key man insurance as the Company shall, in its sole discretion, elect to carry on the Employee's life. The Company shall be the owner and beneficiary of any such policies and/or policies and shall pay the premiums thereon; and the Employee agrees and consents to such arrangement. Notwithstanding the foregoing, and so long as
adequate and customary arrangements are made           with respect thereto,
the Employee's spouse and/or children may be named co-beneficiaries on such split-dollar insurance policy or policies as the Employee reasonably desires. The Company shall have the right and option of selecting the carrier(s) of such insurance and the form thereof (i.e. whole life, term, etc. Upon the termination of the Employee's employment for any reason provided in this Agreement, she shall have the right to purchase any and all policies owned by
the Company           on her life, subject to the termsof this Agreement, upon
paying the Company within thirty (30) days of such termination an amount equal to the cash value, including the cash value of dividend additions or deposits, if any, of such policy as of the date such right is exercised, less the amount of any policy loan with accrued interest. The Company, upon such payment, shall execute the instruments necessary to transfer such policies to the Employee.

        11. Vacations and Automobile. During the term of this Agreement, the Employee shall receive four (4) weeks of vacation per year at such time as she shall elect. The Employee hereby agrees to utilize her best efforts to take her vacation time in non-consecutive weeks. The Employee shall be entitled to accumulate any unused vacation time from year to year during of the term of this Agreement; and upon termination shall be paid the full value thereof at
the salary rate in effect on the         date of termination.   The Employee
shall be entitled to the use of any automobile and all expenses necessary to operate and maintain such automobile or to be paid a flat sum of $500.00 per month adjusted to reflect any increases in the CPI.

        12. Proprietary Rights. The Employee shall at no time before or after the termination of her employment hereunder use or divulge or make known to anyone without the express written consent of the Board of Directors of the Company (except to those duly authorized by Company to have access thereto) any marketing systems, programs or methods, customer or client lists, computer programs, configurations, systems or procedures, ideas, formulae, inventions,
discoveries, improvements, secrets,         processes or technical or other
information of the Company or any accounts, customer or client lists, transactions of business affairs of the Company. All ideas, marketing systems, computer programs, configurations, systems or procedures, programs or methods, formulae, inventions, discoveries, improvements, secrets or processes whether or not patentable or copyrightable, made or developed by the Employee during the term of this Agreement or within one year after its expiration or termination and relating to the business of the Company shall be the exclusive property of the Company, whether or not any claim of the Employee to compensation under Paragraph 7 hereof has been or will be satisfied, and the Employee agrees to provide the Company at its request and expense such instruments and evidence as it may reasonably request to perfect, enforce and maintain the Company's rights to such property. At the conclusion of her
employment by the Company, the Employee shall         forthwith surrender to
the Company all letters, brochures, agreements and documents of every character relating to the business affairs and properties of the Company and then in her possession and shall not, without the Company's prior written consent, retain or disclose any copies thereof.

        13. Disability. If during the term of this Agreement and in the opinion of the Board of Directors of the Company as confirmed by competent medical evidence, the Employee shall become physically or mentally incapacitated to perform her duties for the Company hereunder for a continuous period, then the following shall apply: (a) for the first year of such disability the Employee shall receive her full salary; (b) for the second
through fourth year of the Employees disability the Employee         shall
receive seventy-five (75%) percent of her full salary; (but in no event beyond the termination date of this Agreement), the Employee shall receive Fifty (50) percent of her full salary. Upon the Employee's resumption of full employment, she shall commence again to receive her full salary. The Employee hereby agrees to submit himself for appropriate medical examination by her personal physician as necessary to implement and give effect to the purposes
of this Paragraph 14.  In the         event of termination as provided herein,
the full term compensation provisions of Paragraph 8 shall apply.


        14. Competition. During the five (5) year term of this Agreement, or upon the termination of her employment, whichever event shall occur later and for a period of twenty-four (24) consecutive months thereafter, the Employee shall not, without the prior express written consent of the Company, engage (either as an employee, consultant, agent, proprietor, officer, director, partner, or stockholder, of any corporation, firm or business) in any business
which is in direct competition or         threatening to be in competition
with the Company within any other state or other jurisdiction in which the Company is engaged in such operations.

        The Employee further covenants that during the stated term of this Agreement and for the twenty-four (24) month period thereafter, she will not solicit any clients or customers, known by her to be clients or customers of the Company, for competitive business. The foregoing restrictions shall not apply to a termination of the Employee's employment by the Company without cause or a termination of the employment by the Employee because of breach of agreement by the Company.

        15. Term and Termination. This Agreement shall be deemed to be effective as of the date of its execution and shall continue in full force and effect until the last day of the month after the fifth (5th) anniversary thereof unless sooner terminated as hereinafter set forth:

         (a) Termination by the Company for Cause.

              (1) The Company may terminate the Employee's employment for cause (as defined in sub-paragraph (b) below) upon compliance with the provisions of sub paragraph (c). Upon such termination, the Company shall have no further obligations to the Employee, except for compensation or other benefits due for the period prior to the date of Termination.

            (2) "Cause" shall mean: (i) the Employee's willful and continued failure to perform any of her duties with the Company (other than as a result of the Employee's incapacity due to illness or injury, as defined in Paragraph 14 after a demand for performance is delivered to the Employee by the Board of Directors (by a duly adopted resolution), which specifically identified the manner in which the Board of Directors believes that the Employee has not
performed any of her duties; or             (ii) the Employee's willful
engaging in misconduct which is materially injurious to the Company, monetarily or otherwise. For purposes of this subparagraph (b), no act or failure to act on the Employees part shall be considered "willful" unless the act of failure to act by the Employee is done in bad faith and with absolute certainty that such action or omission was not in or opposed to the best interests of the Company, and any failure by the Employee to perform any of
the             Employee duties set forth herein shall be conclusively deemed not to be a willful failure to perform where the failure results from the Employee's illness or injury as set forth in a written opinion of the Employee's personal physician.

            (3) Termination for Cause shall be effected only if: (i) the Company has delivered to the Employee a copy of a Notice of Termination which complies with Paragraph 17 hereof and which give the Employee, at least thirty
(30) business days' prior notice, the opportunity, together with the Employee's counsel, to be heard before the Board of Directors; and (ii) the Board of Directors (after such notice and opportunity to be heard), adopts a
resolution concurred in but not less             than two-thirds of all of the
directors of the Company then in office, including at least two-thirds of all of the directors who are not officers of the Company, that in the good faith opinion of the Board of Directors, the Employee was guilty of conduct set forth above in clause (i) and (ii) of the first sentence of sub-paragraph (b), and specifying the particulars thereof in detail.

          (b) Termination by the Employee for Good Reason.

            (1) The Employee may terminate her employment for Good Reason (as defined in subparagraph (b) below) by giving the Company a Notice of Termination which complies with Paragraph 17 hereof. Upon such termination, the Employee shall have the rights described in sub- paragraph (c) hereof.

          (2) "Good Reason: shall mean: (i) the Employee being removed, or not being re-elected, as a director, or as President as described in Paragraph 5 hereof, except in connection with termination of the Employee's employment by the Company for Cause or Disability or by the Employee without Good Reason;
(ii) the assignment to the Employee, without her express written consent, of any duties other than those permitted by Paragraph 5; (iii) the Company's
requiring the Employee to           maintain her principal office or conduct
her principal activities anywhere other than at the Company's principal executive offices, (iv) the failure of the Company to obtain the assumption and agreement to perform this Agreement by any successor as contemplated in Paragraph 9 hereof; (v) repudiation by the Company of any material obligation of the Company under Paragraph 8 hereof; or (vi) the delivery of a Notice of
Termination by the Company pursuant to Paragraph 17(a)(3),           above
(except that the delivery of such Notice shall be retroactively deemed not to constitute Good Reason if within sixty (60) days after the Board of Directors shall make the determination described in paragraph 17(a) (3) (after the opportunity to be heard provided for therein) and such determination is not thereafter reversed by an arbitration decision or final judgment of a court of competent jurisdiction).

        (c) Termination by Change of Control. In the event the Company experiences a Change of Control as hereinafter defined, the Employee shall have the right and option, in her sole unfettered discretion, to declare this Agreement breached by the Company. Upon the occurrence of such a course of action, the Employee shall be entitled to receive all of the compensation and remuneration provided in Subparagraph (c) of this Paragraph 16.

                (1) Change in Control. For purposes of this Agreement a Change in Control will be deemed to have occurred

              (a) if following (i) a tender or exchange offer for voting securities of the Company, (ii) a proxy contest for the election of directors of the Company or (iii) a merger or consolidation or sale of all or substantially all of the business or assets of the Company, the directors of the Company immediately prior to the initiation of such event cease to constitute a majority of the board of directors of the Company upon the
occurrence of such event or within one year after               such event, or
              (b) if any "person" or "group" (as defined under the beneficial ownership rules of Sections 13(d) (3) and 14(d) (2) of the Securities Exchange Act of 1934 and Rule 13d3 thereunder) acquires ownership or control, or power to control, twenty-five percent (25%) or more of the outstanding voting securities of the Company without prior approval or ratification by a majority of the Company's directors in office at the time of such event.

        (d) The Employees Rights Upon Certain Terminations. If the Company terminates the Employee's employment hereunder, otherwise than for Cause pursuant to Paragraph 16(a) or for Disability pursuant to Paragraph 1, or if the Employee terminates her employment for Good Reason pursuant to Paragraph 16(b) or pursuant to Paragraph 16(c):

            (1) The Company shall continue to pay to the Employee her full base compensation, at the rate in effect on the Date of Termination, for the period (the "Post Termination Period") from the Date of Termination until June 1, 2001 the expiration date of this agreement. Notwithstanding anything to the contrary which may be contained herein, if the Employee shall have died prior to June 1, 2001, then, and in such event, such payment of the Employee's
full base compensation pursuant             to thisParagraph 16 shall continue
to be made to the Employee's estate until June 1,  2001.

            (2) The Employee shall be entitled to the full amount which would have been due her under any bonus or profit sharing plan, or similar arrangement, in which she was participating prior to the Date of Termination, for the full five (5) year term of this Agreement, without any proration or reduction because of the Employee not being employed during the full term;

            (3) the Employee shall also be entitled to the full amount of any contingent compensation or benefit which would have become vested had her employment continued throughout the Post-Termination Period;

            (4) the Company shall also pay to the Employee an amount equal to all legal fees and expenses incurred by the Employee as a result of such termination (including all fees and expenses, if any, incurred in contesting or disputing any such termination or in seeking to obtain or enforce or retain any right or benefit provided by this Agreement);

            (5) the Company shall maintain in full force and effect, for the Employee; continued benefit throughout the Post-Termination Period, all life and health insurance and other benefit plans in which the Employee was entitled to participate immediately prior to the Date of Termination, provided that the Employee continued participation is possible under the general terms and conditions of such plans. If the Employee's participation in any such
plan is barred for any reason             whatsoever, the Company shall
arrange to provide the Employee with benefits substantially similar to those which she is entitled to receive under such plan;

            (6) the Employee shall not be required to mitigate the amount of any payment provided for in this Paragraph 16, by seeking other employment or otherwise, nor shall the amount of any payment provided for in this Paragraph 16 be reduced by any compensation earned by the Employee in any manner after the Date of Termination.

        16. Notice of Termination. Any purported termination of the Employee's employment shall be communicated by written Notice of Termination from one party to the other party hereto. For purposes of this Agreement, a "Notice of Termination" shall mean a notice which shall indicate the specific termination provision in this Agreement relied upon and shall set forth in specific detail the facts and circumstances claimed to provide a basis for
termination of the Employee's employment         under the provision so
indicated. No purported termination by the Company of the Employee's employment shall be effective if it is not effected pursuant to a Notice of Termination satisfying the requirements of this Paragraph 16.

        17. Date of Termination. "Date of Termination" shall mean the date on which a Notice of Termination is given.

        18.  Successors; Binding Agreement.

          (a) The Company shall require any purchaser of all or substantially all of the business of the Company, by agreement or form and substance satisfactory to the Employee, to assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such purchase had taken place. If no agreement the full amount will become due and payable. As used in this Agreement, "Company"
shall mean the Company as hereinabove           defined, and any successor to
the Company's business or assets which executes and delivers this Agreement provided for in the Paragraph 19(a) or which otherwise becomes bound by all the terms and provisions of this Agreement by operation of law.

          (b) Ther Agreement shall insure to the benefit of and to be enforceable by the Employee's personal or legal representative, executors, administrators, successors, heirs, distributees, devisees and legatees. If the Employee should die while any amount would still be payable to her hereunder if the Employee had continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this
Agreement to the Employee's devisee, legatee or           other designee or,
if there be no such designee, to her estate.

        19. Arbitration. The Employee shall have the right to submit any determination by the Board of Directors terminating her employment for Cause, or any other dispute hereunder, to arbitration by a single arbitrator in New York City under the laws of the American Arbitration Association. Any award in such arbitration may be enforced in any court of competent jurisdiction.

        20. Entire Agreement. The Agreement sets forth the entire understanding of the parties with respect to the subject matter hereof, shall supersede any prior agreements and understandings between the parties with respect to such subject matter, and no statement, representation, warranty or covenant has been made by either party except as expressly set forth herein.

        21. Modification. This Agreement shall not be changed or terminated orally. All of the terms and provisions of this Agreement shall be binding upon and inure to the benefit of and be enforceable by the respective heirs and personal representatives of the Employee and the successors and assigns of the Company.

        22. Laws of the State of Florida. The Agreement is being delivered in the State of Florida and shall be construed and enforced in accordance with the laws of the State of Florida, irrespective of the state of incorporation of the Company or the place of domicile or residence of the Employee. In the event of a controversy arising out of the interpretation, construction, performance or breach of this Agreement, the parties hereby agree and consent
to the jurisdiction and venue of         the Circuit Court of the State of
Florida, Palm Beach County and/or the United States District Court for the District of Florida and further agree and consent that personal service or process in any such action or proceeding outside of the County of Palm Beach shall be tantamount to service in person within the County of Palm Beach and shall confer personal jurisdiction upon either of said courts.

        23. Notices. Any notice to be given by any party hereunder to any other shall be in writing, mailed by certified or registered mail, return receipt requested, shall be addressed to the other at her address as hereinbefore stated or to such other address as may have been furnished by any party to the other in writing, and shall be deemed to be given on the date of mailing thereof in accordance with the foregoing.

        24. Additional Instruments. Each of the parties shall from time to time, at the request of the others, execute, acknowledge and deliver to the other party any and all further instruments that may be reasonably required to give full effect and force to the provisions of this Agreement.

        25. Originals. The Agreement may be executed in counterparts each of which so executed shall be deemed an original and constitute one and the same agreement.

        26. Address of Parties. Each party shall at all times keep the other informed of its principal place of business or residence if different from that stated herein, and shall promptly notify the other of any change, giving the address of the new principal place of business or residence.

        27. Modification and Waiver. A modification or waiver of any of the provisions of this Agreement shall be effective only if made in writing and executed with the same formality as this Agreement. The failure of any party to insist upon strict performance of any of the provisions of this Agreement shall not be construed as a waiver of any subsequent default of the same or similar nature or of any other nature or kind.

        28. Remedies on Breach. The Employee hereby agrees that it may not be possible for the Company to be adequately compensated in damages for any breach by the Employee of any of the representations, warranties, terms or conditions contained in this Agreement and accordingly the Employee hereby agrees and consents that in the event of any such breach, the Company, in addition to any other remedies it may have, shall be entitled to injunctive or
other equitable relief restraining         such breach.

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.

ATTEST:

BY:
  BY:

                 Secretary


(Corporate Seal)



                                                                        By:

                                        Susan Schlapkohl, Employee

Exhibit 10.13
Consultingt Agreement
with Daivd Miller
dated as of June 1, 1996

        AGREEMENT made as of the 1st day of June, 1996 between JJFN Services, Inc., a Delaware corporation, with principal offices at 2500 Military Trail North, Suite 220, Boca Raton, Florida 33431 (hereinafter referred to as the "Company"), and David Miller, residing at 401 NE Mizner Boulevard, Apt T702, Boca Raton, Florida 33432 (hereinafter referred to as the "Consultant").
  W I T N E S E T H:         WHEREAS, the Consultant shall be employed by the
Company as Consultant and         WHEREAS, the Consultant has the requisite
experience, background and skill and is willing to formalize his relationship with the Company on the terms and subject to the conditions herein contained.
       NOW, THEREFORE, in consideration of the premises and mutual covenants herein contained, the parties hereby agree as follows:

        A. Recitals confirmed. All of the recitals hereinabove stated are confirmed by all of the parties hereto as being in all respects true and correct and the same are hereby incorporated herein by reference into this agreement (the "Agreement").

        2. Consulting. The Company hereby confirms its contract to retain David Miller and David Miller hereby confirms his relationship to the Company as Consultant of the Company. The Consultant shall, in the performance of his duties, be at all times subject to the direction, supervision and authority of the Company's Board of Directors.

        3. No Breach of Obligation. The Consultant represents and warrants to the Company that he has the requisite skill and experience and is ready, willing and able to perform those duties attendant to the position for which he is retained or which may be assigned to him; and that his entry into this Agreement with the Company does not constitute a breach of any prior agreement between the Consultant and any person, firm or corporation or
contain any restriction or impediment         to the ability of the Consultant
to perform those duties for which he was hired or which may be assigned to or reasonably expected of him. The Company acknowledges that the Consultant has other business interest.

        4. Services. During the full term of this Agreement, the Consultant shall perform to the best of his ability the following services and duties, the following being included by way of example and not by way of limitation:

                (a) the Consultant shall have the responsibility to raise equity capital for the company, both in the private and public sector. This will be an ongoing responsibility each year of the contract;

                (b) the Consultant will be responsible for the production of and timely distribution of all public reporting required of the Company with respect to financial data:

                (c) the Consultant shall consult with and advise the other officers and employees of the Company, either orally, or, at the request of the Company, in writing, with respect to such matters as the Board of Directors shall be requested from time to time, relating to the management and operations of the Company, sales, marketing and the institution of programs and systems designed to increase the efficiency of the Company's business and
overall management and operation                 of the Company.

        5. Exclusivity. The Consultant agrees that during the term of this Agreement he will impart and devote up to Seventy-Five (75%) of his time, energy, skill and attention to the performance of his duties hereunder. This Paragraph shall not exclude the Consultant form serving as an executive officer and/or serving on the Board of Directors of another company or companies that are not engaged in similar business venture, not in direct
competition with the Company or subsidiaries         if such investments shall
be of a passive nature or shall be in securities of a publicly owned entity.

Place of Performance. The Consultant agrees to perform his duties hereunder at the offices of the Company in Garden City, New York and Boca Raton, Florida, and agrees, to the extent that it shall be determined necessary and advisably in the sole discretion of the Company's Board of Directors to travel to any place in the United States where his presence is or may reasonably be temporarily required for the performance of his duties hereunder.

        7. Compensation. The Company hereby agrees to compensate the Consultant and the Consultant hereby accepts for the performance of the services by the Consultant and duties required by the Consultant under Paragraph 3 hereof and his other obligations hereunder as follows:

                (a) Consulting Fee. Subject to review and upward adjustment from time to time by the Board of Directors, the Company shall pay to the Consultant an annual fee of one hundred and eighty thousand dollars ($180,000) during the first year of the term of this Agreement. During the second through the tenth year, the Consultant's fee shall increase ten percent (10%) per year. Such fee shall be payable no later than monthly or earlier in
accordance with the regular payroll                 practice of the Company;

                (b) Bonus. The Consultant shall be entitled to participation in a bonus or other incentive compensation, profit sharing or retirement plan that the Company shall institute or make generally available to its executives;

                (c) Expenses, Accommodations, Insurance and Medical Benefits. The Company shall pay to the Consultant and/or furnish the Consultant with the expenses, accommodations, insurance and medical benefits referenced in Paragraph 10 of this Agreement;

                (d) Vacation and Automobile. The Consultant shall be entitled to the use of any automobile and vacations as provided in Paragraph 10 of this Agreement.

                (e) Disability. The Company shall furnish the Consultant with the disability benefits provided in Paragraph 13 of this Agreement;

                (f) Severance. The Company shall pay Consultant the severance compensation enumerated in Paragraph 15(c) of this Agreement;

        8. Representation and Warranties of the Consultant. By virtue of this execution hereof, and in order to induce the Company to enter into this Agreement. The Consultant hereby represents and warrants as follows:

                (a) The Consultant is not presently actively engaged in any business, employment or venture which is or may be in conflict with the business of the Company;

                (b) The Consultant has full power and authority to enter into this Agreement and to otherwise perform this Agreement in the time and manner contemplated; and

                (c) The Consultant's compliance with the terms and conditions of this Agreement in the time and manner contemplated herein will not conflict with any instrument or agreement pertaining to the transaction contemplated herein, and will not conflict in, result in a breach of, or constitute a default under any instrument to which he is a party.

        9. Representation and Warranties of the Company. By virtue of the execution of this Agreement, the Company hereby represents and warrants to the Consultant as follows:

                (a) the Company has full power, right and authority to execute and perform this Agreement in the time and manner contemplated; and

                (b) the execution and performance of this Agreement will not result in a breach of or violate the provisions of any contract or agreement to which the Company is a party.

        10.     Expenses, Accommodations, Insurance, Medical Benefits, and etc.
                (a) The Company and the Employee hereby agree and consent that during the term of this Agreement, the Company shall furnish the Employee with an administrative assistant/secretary, office accommodations and such memberships as shall be suitable to the character of his position and adequate for and reasonably designed to enhance the performance of his duties. The Company and the Consultant further agree that the Consultant shall receive
reimbursement, for all expenses                 incurred by the Consultant in
connection with the performance of his duties hereunder subject to compliance with the Company's procedures; and the Company shall pay to the Consultant directly or reimburse the Consultant for all other reasonable, necessary and proven expenses and disbursements incurred by the Consultant for and on behalf of the Company in the performance of the Consultant's duties during the term of this Agreement;

                (b) The Consultant agrees and consents to being the subject of such policy or policies of disability income and/or key man insurance as the Company shall, in its sole discretion, elect to carry on Consultant's life. The Company shall be the owner and beneficiary of any such policy and/or policies and shall pay the premiums thereon, and the Consultant agrees and consents to such arrangement. Notwithstanding the foregoing, and
so long as adequate and customary                 arrangements are made with
respect thereto, the Consultant's spouse and/or children may be named co-beneficiaries on such split-dollar insurance policy or policies as the Consultant reasonably desires. The Company shall have the right and option of selecting the carrier(s) of such insurance and the form thereof (i.e. whole life, term, etc.). Upon the termination of the Consultant's relationship for any reason provided in this Agreement, he shall have the right to purchase any and all policies owned by the Company on his life, subject to the terms of this Agreement, upon paying the Company within thirty (30) days of such termination an amount equal to cash value, including the cash value of dividend additions or deposits, if any, of such policy as of the date such right is exercised, less the amount of any policy loan with accrued interest. The Company, upon such payment, shall execute the instruments necessary to
transfer such policies to the                 Consultant.

        11. Vacations and Automobile. During the term of this Agreement, the Consultant shall receive four (4) weeks of vacation per year at such time as he shall elect. The Consultant hereby agrees to utilize his best efforts to take his vacation time in non-consecutive weeks. The Consultant shall be entitled to accumulate any unused vacation time from year to year during the term of this Agreement; and upon termination shall be paid the full value
thereof at the salary rate         in effect on the date of termination.  The
Consultant shall be entitled to the use of any automobile and all expenses necessary to operate and maintain such automobile or to be paid a flat sum of $500.00 per month adjusted to reflect any increases in the CPI.

        12. Proprietary Rights. The Consultant shall at no time before or after the termination of his relationship hereunder use or divulge or make known to anyone without the express written consent of the Board of Directors of the Company (except to those duly authorized by Company to have access thereto) any marketing systems, programs or methods, customer or client lists, computer programs, configuration, systems or procedures, ideas, formulae,
inventions, discoveries, improvement,         secrets, processes, technical or
other information of the Company or any accounts, customer or client lists, transactions of business affairs of the Company. All ideas, marketing systems, computer programs, configurations, systems or procedures, programs or methods, formulae, inventions, discoveries, improvements, secret as or processes whether or not patentable or copyrightable, made or developed by the Consultant during the term of this Agreement or within one year after its
expiration         or termination and relating to the business of the Company shall be the exclusive property of the Company, whether or not any claim of the Consultant to compensation under Paragraph 7 hereof has been or will be satisfied, and the Consultant agrees to provide the Company at its request and expense such instruments and evidence as it may reasonably request to perfect, enforce and maintain the Company's rights to such property. At the conclusion of his contract by the Company, the Consultant shall forthwith surrender to the Company all letters, brochures, agreements and documents of every character relating to the business affairs and properties of the Company and then in his possession and shall not, without the Company's prior written consent, retain or disclose any copies thereof.

        13. Disability. If during the term of this Agreement and in the opinion of the Board of Directors of the Company as confirmed by competent medical evidence, the Consultant shall become physically or mentally incapacitated to perform his duties for the Company hereunder for a continuous period then the following shall apply: (a) for the first year of such disability the Consultant shall receive his full fee; (b) for the second
through tenth year of the Consultant's disability the         Consultant shall
receive seventy-five (75%) percent of his full fee; (but in no event beyond the termination date of this agreement), the Consultant shall receive Fifty
(50) percent of his full fee. Upon the Consultant's resumption of full contract, he shall commence again to receive his full fee. The Consultant hereby agrees to submit himself for appropriate medical examination by his personal physician as necessary to implement and give effect to the purposes
of this Paragraph 13.         In the event of termination as provided herein,
the full term compensation provisions of paragraph 8 shall apply.

        14. Competition. During the ten (10) year term of this Agreement , or upon the termination of his relationship, whichever event shall occur later and for a period of twenty-four (24) consecutive months thereafter, the Consultant shall not, without the prior express written consent of the Company, engage (either as an consultant, agent proprietor, officer, director, partner, or stockholder, of any corporation, firm or business) in any business
which is in direct competition or         threatening to be in competition
with the Company within any other state or other jurisdiction in which the
Company is engaged in such operations.         The Consultant further
covenants that during the stated term of this Agreement and for twenty-four
(24) month period thereafter, he will not solicit any clients or customers known by him to be clients or customers of the Company, for competitive business. The foregoing restrictions shall not apply to a termination of the Consultant by the Company without cause or termination of the contract by the Consultant because of breach of agreement by the Company.

        15. Term and Termination. This Agreement shall be deemed to be effective as of the date of its execution and shall continue in full force and effect until the last day of the month after then tenth (10th) anniversary thereof unless sooner terminated as hereinafter set forth:

                (a)     Termination by the Company for Cause.

                        (1) The Company may terminate the Consultant for cause (as defined in sub-paragraph (b) below) upon compliance with the provisions of sub-paragraph (c). Upon such termination, the Company shall have no further obligations to the Consultant, except for the compensation or other benefits due for a period prior to the date of Termination.

                        (2) "Cause" shall mean: (i) the Consultant's willful and continued failure to perform any of his duties with the Company (other than as a result of the Consultant's incapacity due to illness or injury or not permitted by law, as defined in Paragraph 13 after a demand for performance is delivered to the Consultant by the Board of Directors (by a duly adopted resolution), which specifically identified the manner in which the Board of Directors believes that the

                (e) The Consultant's Rights Upon Certain Terminations. If the Company terminates the Consultant's contract hereunder, otherwise than for cause pursuant to Paragraph 15(a) or for Disability pursuant to Paragraph 1, or if the Consultant terminates his contract for Good Reason pursuant to Paragraph 15(b) or pursuant to Paragraph 15(c):

                        (1) The Company shall continue to pay to the Consultant his full base compensation, at the rate in effect on the Date of Termination, for the period (the "Post termination Period") from the Date of Termination until June, 2006, the expiration date of this agreement. Notwithstanding anything to the contrary which may be contained herein, if the Consultant shall have died prior to June, 2006, then, and in such event, such payment of the Consultants's full base compensation pursuant to this Paragraph 16 shall continue to be made to the Consultant's estate until June, 2006;

                        (2) The Consultant shall be entitled to the full amount which would have been due him under any bonus or profit sharing plan, or similar arrangement, in which he was participating prior to the Date of Termination, for the full ten (10) year term of this Agreement, without any proration or reduction because of the Consultant's not being retained during the full term;

                        (3) The Consultant shall also be entitled to the full amount of any contingent compensation of benefit which would have become vested had his relationship continued throughout the Post Termination Period;

                        (4) The Company shall also pay to the Consultant an amount equal to all legal fees and expenses incurred by the Consultant as a result of such termination (including all fees and expenses, if any, incurred in contesting or disputing any such termination or in seeking to obtain or enforce or retain any right or benefit provided by this agreement);

                        (5) The Company shall maintain full force and effect, for the Consultant; continued benefit throughout the Post-Termination Period, all life and health insurance and other benefit plans in which the Consultant was entitled to participate immediately prior to the Date of Termination, provided that the Consultant's continued participation is possible under the general terms and conditions of such plans. If the Consultant's participation in any such plan is barred for any reason whatsoever, the Company shall arrange to provide the Consultant with benefits substantially similar to those which he is entitled to receive under such plan;

                        (6) The Consultant shall not be required to mitigate the amount of any payment provided for in this Paragraph 15 be reduced by any compensation earned by the Consultant in any manner after the Date of Termination.

        16. Notice of Termination. Any purported termination of the Consultant shall be communicated by written Notice of Termination from one party to the other party hereto. For purposes of this Agreement, a "Notice of Termination" shall mean a notice which shall indicate the specific termination provision in this Agreement relied upon and shall set forth in specific detail the facts and circumstances claimed to provide a basis for termination of the
Consultant under the provision so         indicated.  No purported termination
by the Company of the Consultant under the provision so indicated. No purported termination by the Company if the Consultant shall be effective if it is not affected pursuant to a Notice of Termination satisfying the requirements of this Paragraph 16.

        17. Date of Termination. "Date of Termination" shall mean the date on which a Notice of Termination is given.

        18.     Successors: Binding Agreement.
                (a) The Company shall required any purchaser of all or substantially all of the business of the Company, by agreement or form and substance satisfactory to the Consultant, to assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform if no such purchase had taken place. If no agreement the full amount will become due and payable. As used in this Agreement, "Company"
shall mean the Company as                 hereinabove defined, and any
successor to the Company's business or assets which executes and delivers this Agreement provided for in the Paragraph 18(a) or which otherwise becomes bound by all the terms and provisions of this Agreement by operation of law;

                (b) This Agreement shall inure to the benefit of and to be enforceable by the Consultant's personal or legal representative, executors, administrators, successors, heirs, distributees, devisees and legatees. If the Consultant had continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to the Consultant's devisee, legatee or other designee, or, if there be no such designee, to his estate.

        19. Arbitration. The Consultant shall have the right to submit any determination by the Board of Directors terminating his contract for Cause, or any other dispute hereunder, to arbitration by a single arbitrator in Palm Beach County under the laws of the American Arbitration Association. Any award in such arbitration may be enforced in any court of competent jurisdiction.

        20. Entire Agreement. This Agreement sets forth the entire understanding of the parties with respect to the subject matter hereof, shall supersede any prior agreements and understandings between the parties with respect to such subject matter, and no statement, representation, warranty or covenant has been made by either party except as expressly set forth herein.

        21. Modification. This Agreement shall not be changed or terminated orally. All of the terms and provisions of this Agreement shall be binding upon and inure to the benefit of and be enforceable by the respective heirs and personal representatives of the Consultant and the successors and assigns of the Company.

        22. Laws of the State of Florida. This Agreement is being delivered in the State of Florida and shall be construed and enforced in accordance with the State of Florida, irrespective of the State of Incorporation of the Company or the place domicile or residence of the Consultant. In the event of a controversy arising out of the interpretation, construction, performance or breach of this Agreement, the parties hereby
agree and consent to the jurisdiction and venue of the Circuit         Court
of the State of Florida, Palm Beach County and/or the United States District Court for the District of Florida and further agree and consent that personal service process in any such action or proceeding outside of the County of Palm Beach shall be tantamount to service in person within the County of Palm Beach and shall confer personal jurisdiction upon either of said courts.

        23. Notices. Any notice to be given by any party hereunder to any other shall be in writing, mailed by certified or registered mail, return receipt requested, shall be addressed to the other at his address as hereinbefore stated or to such other address as may have been furnished by any party to the other in writing, and shall be deemed to be given on the date of mailing thereof in accordance with the foregoing.

        24. Additional Instruments. Each of the parties shall from time to time, at the request of the others, execute, acknowledge and deliver to the other party any and all further instruments that may be reasonably required to give full effect and force to the provisions of this Agreement.

        25. Originals This Agreement may be executed in counterparts each of which so executed shall be deemed an original and constitute one and the same agreement.

        26. Address of Parties. Each party shall at all times keep the other informed of its principal place of business or residence if different from that stated herein, and shall promptly notify the other of any change, giving of the new principal place of business or residence.

        27. Modification and Waiver. A modification or waiver of any of the provisions of this Agreement shall be effective only if made in writing and executed with the same formality as this Agreement. The failure of any party to insist upon strict performance of any of the provisions of this Agreement shall not be constructed as a waiver of any subsequent default of the same or similar nature or of any other nature or kind.

        28. Remedies on Breach. The Consultant hereby agrees that it may not be possible for the Company to be adequately compensated in damages for any breach by the Consultant of any of the representations, warranties, terms or any conditions contained in this Agreement and accordingly the Consultant hereby agrees and consents that in the event of any such breach, the Company in addition to any other remedies it may have, shall be entitled to injunction
or other equitable relief restraining         such breach.

        IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.

ATTEST:



By:                                                                     By:


        Secretary




        (Corporate Seal)

                                                                By:


                                                                      David
Miller, Consultant

EXHIBIT 2 1.1
List of Registrants' subsidiaries

List of Susidiaries

Name                            State of Incorporation

JJFN Holdings, Inc.                                     Delaware

Iron Eagle Contracting & Mechanical, Inc.               New York


    Iron Eagle Contracting & Mechanical, Inc. is wholly owned by JJFN Holdings, Inc. which is wholly owned by the Regirtrant.

1








24