Form 10-K/A
period 1996-06-30
JJFN SERVICES INC
filed 1996-08-29
CIK 1009416

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C. 20549

	FORM 10-K/A1

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

Exhibit Index to  Annual Report on Form 10-K for the Fiscal Year End June 30,
1996.


EXHIBITS

	EX-27		Financial Data Schedule

SIGNATURES


	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JJFN SERVICES, INC.
(Registrant)

Dated:  August 29, 1996			By/s/Susan Schlapkohl
					President and Chief Executive Officer

					By/s/John P. Kushay
					Chief Financial Officer and
					Chief Accounting Officer


	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities and on the dates indicated.


Dated:	August 29, 1996			/s/Susan Schlapkohl
					Director

Dated:	August 29, 1996			/s/Samuel G. Weiss
					Director

Dated: 	August 29, 1996			/s/Joan E. Kushay
					Director

Dated:	August 29, 1996			/s/John P. Kushay
					Director

Dated:	August 29, 1996			/s/Janice Rufo
					Director

Dated:	August 29, 1996			/s/Ralph Wilson
					Director


Services, Inc.
Financial Data Schedules
As of June 30, 1996 and the period November 2, 1996 through June 30, 1996
Article 5 of Regulation S-X

This schedule contains summary financial information extracted from the condensed consolidated financial statements file with Form 10K for the year ended June 30, 1996 and is qualified in its entirety by reference to such financial statements.