Form 10-Q
period 1996-09-30
JJFN SERVICES INC
filed 1996-10-15
CIK 1009416

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1996

[   ]    TRANSITION REPORT UNDER SECTION 10 OR 15(D) OF THE EXCHANGE
         ACT

Commission File Number 0-28168

                              JJFN Services, Inc.
       (Exact name of small business issuer as specified in its charter)

      Delaware                                11-3289981
   (State or other jurisdiction           (I.R.S. Identification number)
    of incorporation or organization)

        2500 Military Trail North, Suite 220, Boca Raton, Florida  33431
                    (address of principal executive offices)

                                 (561)995-0043
                (Issuer's Telephone Number, Including Area Code)

              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer(1) filed all reports required to be filed by Section
13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.


                             Yes __X            No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date.

                Outstanding Equity Securities at October 9, 1996

Class of Securities                     Outstanding Shares

Common Stock,   $.001 par value,         16,659,990 shares

Preferred Stock, $.01 par value,            400,000 shares

                  Traditional Small Business Disclosure Format

                           Yes   X                No






                              JJFN SERVICES, INC.

                     Index to Quarterly Report on Form 10-Q
                    For the Quarter Ended September 30, 1996

                        Part I.    FINANCIAL INFORMATION

Item 1.  Financial Statements                                     Page Number

         Consolidated Balance Sheets as of September 30, 1996         3
         and June 30, 1996.

         Consolidated Statement of Operations                         4
         for the three months ended September 30, 1996.

         Consolidated Statements of Cash Flows                        5
         for the three months ended September 30, 1996

         Notes to Financial Statements                               6-9

Item 2.  Management's Discussion and Analysis of Financial          10-13
         Condition and Results of Operations.

                        Part II.      OTHER INFORMATION

Item 5.  PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:


































                              JJFN SERVICES, INC.
                                 AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     (Unaudited)
                                                     September 30    June 30
                                  ASSETS                1996           1996
                                                     -----------   -----------

Model Homes on lease, at cost net of                 $13,224,825   $11,245,534
   accumulated depreciation of $ 166,602
Real Estate under contract for development and sale    8,591,956
                                                     -----------   -----------
                                                      21,816,781    11,245,534
                                                     -----------   -----------
Other assets:
 Cash                                                    483,467       770,723
 Receivables                                             994,250
 Marketable Securities                                    25,000     1,462,500
 Net assets realizable on divestiture                  1,027,625       832,068
 Deferred charges & other assets                         568,077       416,563
                                                     -----------   -----------
   Total Other Assets                                  3,098,419     3,481,854
                                                     -----------   -----------
   Total Assets                                      $24,915,200   $14,727,388
                                                     ===========   ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Mortgages Payable                                   $16,063,585   $ 6,477,271
 Notes Payable                                           825,000
 Unearned Rental Revenue                                 129,722        60,136
 Accounts Payable & Accrued expenses                      93,837        73,153
                                                     -----------   -----------
    Total Liabilities                                 17,204,686     6,669,146
                                                     -----------   -----------
Commitments:

Stockholders' Equity
 Convertible Preferred Stock, $.01 par value
  25,000,000 shares authorized
   400,000 shares issued and outstanding                   4,000         4,000
 Common Stock, $.001 par value
  50,000,000 shares authorized
  16,659,990/15,959,990 shares issued and outstanding     16,660        15,960
 Additional paid-in capital                            8,208,235     8,223,235
 Unrealized gain (loss) on Marketable Securities        (225,000)
 Accumulated Deficit                                    (293,381)     (184,953)
                                                     -----------   -----------
   Total Stockholders' Equity                          7,710,514     8,058,242
                                                     -----------   -----------
   Total Liabilities and Stockholders' Equity        $24,915,200   $14,727,388
                                                     ===========   ===========





                              JJFN SERVICES, INC.
                                 AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     Three Months Ended September 30, 1996
                                (Unaudited)

Revenues:
  Rental Income                                     $380,949
  Model Home sales                                   264,279
  Real Estate option fees                             37,232
  Interest Income                                      9,088
                                                    --------
  Total Revenues                                     691,548
                                                    --------
Costs and expenses:
  Interest expense                                   208,805
  Cost of model homes sold                           258,613
  Depreciation and amortization                      131,643
  Corporate                                          146,471
                                                    --------
  Total Operating Expenses                           745,532
                                                    --------
Loss from continuing operations                       53,984
                                                    --------
Loss from divested operations                         54,444
                                                   ----------
  Net Loss                                          $108,428
                                                   ==========

Loss per share data:
  Continuing operations                          $     .0033
  Divested operations                                  .0034
                                                   ----------
  Net loss                                       $     .0067
                                                   ==========

Weighted average number of shares                 16,226,294






















                              JJFN SERVICES, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     Three Months Ended September 30, 1996
                                  (Unaudited)


Net Loss                                                         ($108,428)
                                                                -----------
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Amortization expense                                               45,244
 Depreciation expense                                               86,399
 Gain on sale of model homes                                        (5,665)
 Changes in assets and liabilities:
   Decrease in prepaid expenses and deposits                       112,017
   Increase in accounts payable and accrued expenses                54,639
   Increase in unearned rental revenue                              69,586
   Increase in net assets realizable on divestiture               (195,557)
                                                                -----------
    Total adjustments                                              166,663
                                                                -----------
    Net cash provided by operating activities                       58,235
                                                                -----------
Cash flows from investing activities
 Purchase of model homes                                        (2,750,990)
 Proceeds from sale of model homes                                 272,712
 Proceeds from sale of marketable securities                       218,250
 Capital expenditures                                                 (818)
                                                                -----------
    Net cash used in investing activities                       (2,260,846)
                                                                -----------
Cash flows from financing activities:
 Proceeds from mortgages payable                                 1,450,288
 Principal payments on mortgages payable                          (263,025)
 Deferred financing costs                                          (28,779)
 Proceeds from notes payable                                       825,000
 Proceeds from issuance of common stock                                700
 Preferred distribution                                            (15,000)
 Deferred offering costs                                           (53,829)
                                                                -----------
    Net cash provided by financing activities                    1,915,355
                                                                -----------
Net decrease in cash                                              (287,256)

Cash at beginning of period                                        770,723
                                                                -----------
Cash at end of period                                             $483,467
                                                                ===========
Supplemental disclosure of cash flow information:

Interest paid $166,872







                              JJFN SERVICES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1996
                                  (unaudited)


Note 1.  Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the financial statements of JJFN Services, Inc. and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.


Note 2.   History and business activity

The Company was originally incorporated on November 2, 1995 as J & J Financial Services, Inc. Effective February 9, 1996, the Certificate of Incorporation was amended to change the Company's name from J & J Financial Services, Inc. to JJFN Services, Inc.

JJFN Services, Inc. is engaged in the purchase and leasing of model homes and accounts receivable factoring and financing. Through September 30, 1996, the Company had purchased 21 model homes from subsidiaries of K. Hovnanian Enterprises, Inc. ("Hovnanian") and 48 model homes from Engle Homes, Inc. ("Engle"). Both Hovnanian and Engle are nationally known home builders and real estate developers. Concurrent therewith, the Company entered into arrangements to lease back the units to the builders under operating lease agreements.

JJFN Holdings, Inc., a wholly-owned subsidiary of the Company, is inactive. Iron Eagle Contracting and Mechanical, Inc., a wholly-owed subsidiary of JJFN Holdings, Inc., is a construction contractor and real estate developer. Iron Eagle is developing a tract of land in Ozone Park, Queens, New York to build two-family homes.

Note 3.   Divestiture

Effective September 30, 1996, the Company adopted a formal plan to dispose of its construction subsidiary, Iron Eagle Contracting and Mechanical Inc. Under the proposed terms, the sale would be effective October 1, 1996.

The results of Iron Eagle Contracting and Mechanical have been reported separately as a divestiture in the consolidated statements of operations.

Assets and liabilities of Iron Eagle Contracting and Mechanical to be divested consist of the following:

                                      September 30, 1996
                                      ------------------
Cash                                   $   56,641
Contract Receivables                      512,866
Costs and Earnings                         89,110
Land and development costs                556,826
Prepaid Expenses                           39,467
Construction Equipment                    245,056
Office Furniture and Equipment             31,897
Intangible assets, net                    299,571
                                      ------------
Total assets                          $ 1,831,434
Liabilities                              (803,809)
                                      ------------
Net assets of divested segment        $ 1,027,624
                                      ============


Under the terms of the proposed sale, the Company will sell the Common Stock of the divested segment to the management of IECM. The terms of the sale will be finalized upon completion of an independent valuation. The sale price will not be less than $1,027,624. The transaction should be consummated on or before the end of October 1996.

The following table summarizes selected financial data of the Company's divested operation.

                               Three Months Ended
                               September 30, 1996
                               ------------------

Revenues                          $  596,730
Expenses                             651,174
                                    ---------
Loss from divested operations       ($54,444)
                                    =========

IECM currently has in hand contracts for work totaling approximately $4,047,000 on five projects, which it expects to complete by the end of fiscal year 1997, and an additional $1,969,000 in awards which await contracts.

Note 4. Commitments

Model home purchase commitments

The Company has committed to purchase twenty-seven model homes from Bovis Homes Inc., a subsidiary of P & O, a diversified worldwide company headquartered in London, England. The purchase price is $3,500,000, and is expected to close during October 1996.

Model home sales contracts

The Company has sale contracts pending on three model homes. The aggregate sales price for the three homes is $467,500, and the aggregate purchase was $444,7778.

Boca Raton land acquisition

During the current quarter, the Company began to market its land acquisition and development program.

On September 18, 1996, the Company closed on a 70 acre tract of land located in Western Boca Raton for a total purchase price of $8,591,956. The Company entered into an agreement with a subsidiary of Engle Homes whereby the Company agreed to pay Engle $4,500,000 to develop the property. Simultaneously Engle entered into an Option to Purchase Contract to buy the developed lots for $13,095,000. The Company receives a 12% per annum option fee from Engle calculated on the actual amount of funds expended for the purchase and development of the property. There is a $1,000,000 minimum quarterly payment due for developed lots beginning no later than 180 days from the contract purchase date. Engle Homes has deposited $1,719,000 in an escrow account which may be applied to final payments due from Engle for developed lots. In addition, Engle has posted a bond for the development work.

Securitization Program

The Company is currently in negotiation with two major investment banking firms to assist in structuring two separate Asset Backed Securitization Programs. The Company has an agreement in principal with an investment grade builder for the exclusive use of one of the facilities. The initial amount of the facility will be $50,000,000, with increases over five (5) years. The second facility, also for $50,000,000, will be structured as a multi-builder program for the benefit of a pool of the company's existing customers, as well as other non investment grade builders currently in negotiation with the company. These builders are representative of companies that are the nation's top single-family home builders. The company expects to close the two separate securitization facilities before year end.

Note 5.  Other receivables

During July 1996, the Company entered into an agreement with a significant shareholder. In order to induce JJFN not to sell its shares in Antares, the shareholder agreed that if JJFN, in the future, sells any shares at a price less than the market value of the shares at their date of acquisition ($2.50 per share), the shareholder would contribute additional shares of Antares common stock, or other property, having a fair market value equal to such difference.

During September 1996, JJFN sold 485,000 shares of Antares, which were acquired at a cost of $1,212,500, for $218,250. The difference was recorded as other receivables pending receipt of the additional shares of Antares common stock.


















ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A summary of the operating results of JJFN Services, Inc. and subsidiary for the three months ended September 30, 1996, and June 30, 1996 are presented below. (Due to the limited operating history of the Registrant, (date of inception November 2, 1995) comparative figures are presented for the quarter ended June 30, 1996.)

                                          Three Months     Three Months
                                             Ended            Ended
                                          September 30       June 30
                                              1996      %     1996      %
                                          --------------------------------
Revenues:
  Rental revenue                          $ 380,949    88%   $291,009  90%
  Real Estate option fees                    37,232     9%          0   0%
  Gain on sale of model homes                 5,666     1%      7,756   2%
  Interest income                             9,088     2%         61   0%
  Gain on sale securities                         0     0%     26,250   8%
                                          --------------------------------
   Total revenues                         $ 432,935   100%    325,076 100%

Expenses:
  Interest expense                          208,805    48%    149,349  46%
  Depreciation & Amortization               131,643    30%     84,478  26%
  Corporate                                 146,471    34%    156,843  48%
                                          --------------------------------
   Total expenses                           486,919   112%    390,670 120%

Loss from continuing operations              53,984    12%     65,594  20%
                                          --------------------------------
Loss from divested operations                54,444    13%     59,661  18%
                                          --------------------------------
Net loss                                    108,428    25%    125,255 39%
                                          ================================

Note: Although the effective date of the merger was May 15, 1996, financial data for the quarter ended June 30, 1996 is shown on a pro-forma basis as if JJFN Services, Inc. had acquired JJFN Holdings, Inc. and Iron Eagle Contracting & Mechanical, Inc. effective April 1, 1996.

Divestiture

During the quarter ended September 30, 1996, the Company made a determination to divest itself of its construction subsidiary, Iron Eagle Contracting and Mechanical Inc. Such determination was made in order that the Company could focus exclusively on its rapidly expanding core business which includes its sale-leaseback and land acquisition and development programs.

Effective September 30, 1996, the Company adopted a formal plan to dispose of its construction subsidiary, Iron Eagle Contracting and Mechanical Inc. Under the proposed terms, the sale would be effective October 1, 1996.

The results of Iron Eagle Contracting and Mechanical have been reported separately as a divestiture in the consolidated statements of operations.

Under the terms of the proposed sale, the Company will sell the Common Stock of the divested segment to the management of IECM. The terms of the sale will be finalized upon completion of an independent valuation. The sale price will not be less than $1,027,624. The transaction should be consummated on or before the end of October 1996.

The following table summarizes selected financial data of the Company's divested operation.

                               Three Months Ended
                               September 30, 1996
                               ------------------

Revenues                          $  596,730
Expenses                             651,174
                                    ---------
Loss from divested operations       ($54,444)
                                    =========

The Registrant's divested operation generated revenues of $596,000 for the quarter. IECM currently has in hand contracts for work totaling approximately $4,047,000 on five projects, which it expects to complete by the end of fiscal year 1997, and an additional $1,969,000 in awards which await contracts.

In addition, IECM's residential real estate project in Ozone Park, New York, in which it is currently constructing five two-family homes, is scheduled to be completed and sold by the end of fiscal 1997. The finished homes will be marketed at $319,000 per home, for total revenues (to be realized over the next twelve to eighteen months) of $1,595,000 from the development.

Results of Operations:

Three Months Ended September 30, 1996 compared to June 30, 1996

For the period from July 1, 1996 through September 30, 1996, the Registrant had revenues of $1,279,190 of which lease rentals on model homes totaled $380,949, revenues from the sale of model homes were $264,279, revenues from option fees were $37,232, and revenues from IECM were $596,730. Net loss for the period was $108,428 of which $53,984 was incurred in the Company's financing activities and $54,444 by the divested operation. Depreciation and amortization for the quarter totaled $151,604 resulting in a positive cash flow from continuing operations of $97,620.

The Company's revenues from rental income increased approximately $90,000 (a 30% increase) during the three months ended September 30, 1996 as compared to the three months ended June 30, 1996. This increase is due to additional lease revenues generated from the purchase of $2,300,000 model homes in the quarter ended September 30, 1996, as well as a full three months of revenues from model homes purchased during the previous quarter.

Model homes on lease have increased to $13,224,825 at September 30, 1996 from $11,245,534 at June 30, 1996, a 17.6% increase.

A breakdown of lease rental revenues by location is as follows:

                                 Lease Revenues       Model Homes
State             Cost         7/1/96 to 9/30/96      Owned at 9/30/96

Florida         $ 7,966,652       $ 218,203                45

Colorado        $ 3,262,778       $  97,886                15

Virginia        $ 1,220,232       $  36,607                 5

North Carolina  $   737,288       $  22,119                 3

Texas           $   204,477       $   6,134                 1
                 ----------        --------                --
Total           $13,391,427       $ 380,949                69
                 ==========        ========                ==

The average purchase price of model homes acquired by the Registrant was approximately $194,000. For the quarter ended 9/30/96, the Registrant has sold two model homes for total sales price of $ 264,279 less costs of sales of $258,613 for a net gain of $5,666.

During the current quarter, the Company began to market its land acquisition and development program.

On September 18, 1996, the Company closed on a 70 acre tract of land located in Western Boca Raton for a total purchase price of $8,591,956. The Company entered into an agreement with a subsidiary of Engle Homes whereby the Company agreed to pay Engle $4,500,000 to develop the property. Simultaneously Engle entered into an Option to Purchase Contract to buy the developed lots for $13,095,000. The Company receives a 12% per annum option fee from Engle calculated on the actual amount of funds expended for the purchase and development of the property. There is a $1,000,000 minimum quarterly payment due for developed lots beginning no later than 180 days from the contract purchase date. Engle Homes has deposited $1,719,000 in an escrow account which may be applied to final payments due from Engle for developed lots. In addition, Engle has posted a bond for the development work.

Real Estate option fee revenues of $37,232 were generated from the new land acquisition and development program, for the quarter ended September 30, 1996. Revenues from this product line will be in excess of $1,250,000 per quarter by the end of fiscal year 1997, based solely on contracts in hand.

The following is an analysis of the Company's return on investments from the sale-leaseback program and the land acquisition and development program.

Return on Investment Sale-Leaseback Program

                                                        Monthly   Net    Annual
Model Home Units Purchase  Bank     Equity   Monthly Interest Monthly Return On
Location Purchased Price Financing Contribution Revenue Expense Income Invest.

Florida        45   7966652    5974989   1991663    79667   44095   35571 21.4%

Colorado       15   3262778    2447084    815695    32628   18863   13765 20.2%

Virginia        5   1220232     915174    305058    12202    6749    5453 21.4%

North Carolina  3    737288     552966    184322     7373    4147    3226 21.0%

Texas           1    204477     153358     51119     2045    1102     943 22.1%

Totals         69  13391427   10043570   3347857   133914   74957   58957 21.1%



Return on Investment Land Acquisition and Development Program

                                                        Monthly   Net    Annual
Land             Purchase  Bank     Equity   Monthly Interest Monthly Return On
Location           Price Financing Contribution Revenue Expense Income Invest.


Florida             8591596    6763301   1828295    85916   52134   33782 22.2%


Corporate costs decreased from $156,843 for the quarter ended June 30, 1996 to $146,471 for the quarter ended September 30, 1996. This decrease was attributable to a reduction in professional and consulting fees. Corporate expenses as a percentage of total revenues decreased from 48% for the quarter ended June 30, 1996 to 34% for the quarter ended September 30, 1996. This sharp decline is a result of the Company's ability to generate substantial additional revenues while maintaining its current overhead levels.

Liquidity and Capital Resources

The Registrant's principal business, leasing of model homes and land acquisition and development, is a capital-intensive operation requiring constant infusions of cash as the number and size of transactions in which the Registrant is involved increases. To date, this business has been financed in part by capital contributed and loans made by shareholders and in part by secured loans from banks.

These capital contributions and loans have been adequate to permit the Registrant to carry on operations to date. However, in order to finance the expansion of operations which the Registrant intends over the coming fiscal year, additional funds must be raised through the issuance of debt or equity securities. To fill this need, the Registrant anticipates completing a securities offering of $5-7 million prior to the end of 1996. The net proceeds of this offering, together with existing cash of approximately $540,000 will give the Registrant over $5,000,000 to finance current operations. In addition, the Registrant has $7,800,000 available on a revolving line of credit from Capital Bank of Miami, Florida.


The Registrant's present commitments for capital expenditures include the purchase of twenty-seven (27) model homes from Bovis Homes, a subsidiary of P&O,a diversified world-wide company headquartered in London England, for $3,500,000. The Registrant expects that it will be able to finance this transaction and others it currently is negotiating through available cash from the sources described above and from other secured bank loans. In addition, the Registrant is exploring the possibility of selling, either publicly or privately, bonds collateralized by its model home inventory. There can be no assurance, however, that any of the anticipated sources of funding will ultimately be available to the Registrant or that other financing will be available on acceptable terms.

Trends in Operations

The Registrant's operations are currently accelerating at a rapid rate.
Such growth has resulted from the ongoing acquisition of model homes under lease and from the implementation of the Company's new land acquisition and development program. Both programs have generated significant interest from national real estate developers including Hovnanian, Engle, Bovis, Pulte, MDC and others. The Company's successful implementation of these programs has led to increased credit facilities. JJFN is currently negotiating new credit relationships with major financial institutions (banks, insurance companies, public and private investors, and financial subsidiaries of major industrial corporations).

For the quarter ended September 30, 1996, purchases of model homes exceeded $2,300,000, and land acquisition costs were over $8,500,000. The land acquisition transaction was for the purchase of a 70 acre tract of land in Boca Raton, Florida, which will be developed into 370 home sites. Following completion of the development (in approximately six months following date of acquisition in September 1996), revenues to the Registrant from this transaction will be a minimum of $1,250,000 per calendar quarter, until completion of the project. In addition, the Registrant intends to continue purchasing model homes as quickly as transactions can be negotiated with developers and financing obtained. At September 30, 1996, the Registrant's lease rental revenues had risen to a level of over $133,000 per month, while the existing real estate option agreement will generate monthly fees of $85,920 beginning in October 1996.

The following table illustrates JJFN Services, Inc.'s growth in assets and revenues since inception.

Asset & Revenue Growth By Quarter

                                        %               %                 %
                12/31/95    3/31/96    Inc.   6/30/96  Inc.    9/30/96   Inc.
                -------------------------------------------------------------
Total Assets    3,512,090  11,917,231  239%  13,895,320  17%  23,887,575  72%
                -------------------------------------------------------------
Revenues           33,116     127,211  284%     325,076 156%     432,935  33%
                -------------------------------------------------------------

Asset & Revenue Growth From 12/31/95

                                        %               %                 %
                12/31/95    3/31/96    Inc.   6/30/96  Inc.    9/30/96   Inc.
                -------------------------------------------------------------
Total Assets    3,512,090  11,917,231  239% 13,895,320  296% 23,887,575  580%
                -------------------------------------------------------------
Revenues           33,116     127,211  284%    325,076  882%    432,935 1207%
                -------------------------------------------------------------

Forward Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") concerning the Company's operations, economic performance and financial conditions, including, in particular, the likelihood of the Company's success in developing and bringing to market the products which it currently has under development. These statements are based upon a number of assumptions and estimates which are inherently subject to significant uncertainties, and contingencies, many of which are beyond the control of the Company and reflect future business decisions which are subject to change. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect the Company's results. Consequently, actual results will vary from the statements contained herein and such variance may be, and is likely to be material. Prospective investors should not place undue reliance on this information.