Form 10-Q/A
period 1996-09-30
JJFN SERVICES INC
filed 1996-10-16
CIK 1009416

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-Q/A1

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

                           Yes   X                No






                              JJFN SERVICES, INC.

                     Index to Quarterly Report on Form 10-Q
                    For the Quarter Ended September 30, 1996

                        Part I.    FINANCIAL INFORMATION

Item 1.  Financial Statements                                     Page Number

         Condensed Consolidated Balance Sheets as of                  3
         September 30, 1996 and June 30, 1996.

         Condensed Consolidated Statement of Operations               4
         for the three months ended September 30, 1996.

         Consolidated Statements of Cash Flows                        5
         for the three months ended September 30, 1996

         Notes to Financial Statements                               6-9

Item 2.  Management's Discussion and Analysis of Financial          10-15
         Condition and Results of Operations.




































                                      (2)




                              JJFN SERVICES, INC.
                                 AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     (Unaudited)
                                                     September 30    June 30
                                  ASSETS                1996           1996
                                                     -----------   -----------

Model Homes on lease, at cost net of                 $13,224,825   $11,245,534
   accumulated depreciation of $ 166,602
Real Estate under contract for development and sale    8,591,956
                                                     -----------   -----------
                                                      21,816,781    11,245,534
                                                     -----------   -----------
Other assets:
 Cash                                                    483,467       770,723
 Marketable Securities and related receivable          1,019,250     1,462,500
 Net assets realizable on divestiture                  1,027,625       832,068
 Deferred charges & other assets                         568,077       416,563
                                                     -----------   -----------
   Total Other Assets                                  3,098,419     3,481,854
                                                     -----------   -----------
   Total Assets                                      $24,915,200   $14,727,388
                                                     ===========   ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Mortgages Payable                                   $16,063,585   $ 6,477,271
 Notes Payable                                           825,000
 Unearned Rental Revenue                                 129,722        60,136
 Accounts Payable & Accrued expenses                      93,837        73,153
                                                     -----------   -----------
    Total Liabilities                                 17,204,686     6,669,146
                                                     -----------   -----------


Stockholders' Equity
 Convertible Preferred Stock, $.01 par value
  25,000,000 shares authorized
   400,000 shares issued and outstanding                   4,000         4,000
 Common Stock, $.001 par value
  50,000,000 shares authorized
  16,659,990/15,959,990 shares issued and outstanding     16,660        15,960
 Additional paid-in capital                            8,208,235     8,223,235
 Unrealized gain (loss) on Marketable Securities        (225,000)
 Accumulated Deficit                                    (293,381)     (184,953)
                                                     -----------   -----------
   Total Stockholders' Equity                          7,710,514     8,058,242
                                                     -----------   -----------
   Total Liabilities and Stockholders' Equity        $24,915,200   $14,727,388
                                                     ===========   ===========




                                      (3)

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




















                                      (4)

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





                                      (5)

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

JJFN Services, Inc. is engaged in the purchase and leasing of model homes. Through September 30, 1996, the Company had purchased 21 model homes from subsidiaries of K. Hovnanian Enterprises, Inc. ("Hovnanian") and 48 model homes from Engle Homes, Inc. ("Engle"). Both Hovnanian and Engle are nationally known home builders and real estate developers. Concurrent therewith, the Company entered into arrangements to lease back the units to the builders under operating lease agreements.

In addition, during the quarter ended September 30, 1996, the Company commenced its land acquisition and contract development program. (Note 4)

JJFN Holdings, Inc., a wholly-owned subsidiary of the Company, is inactive. Iron Eagle Contracting and Mechanical, Inc., a wholly-owed subsidiary of JJFN Holdings, Inc., is a construction contractor and real estate developer. Iron Eagle is developing a tract of land in Ozone Park, Queens, New York to build two-family homes.

Note 3.   Divestiture

Effective September 30, 1996, the Company adopted a formal plan to dispose of its construction subsidiary, Iron Eagle Contracting and Mechanical Inc. Under the proposed terms, the sale would be effective October 1, 1996.
The results of Iron Eagle Contracting and Mechanical have been reported separately as a divestiture in the consolidated statements of operations. The consolidated balance sheet at June 30, 1996 has been reclassified to give effect to the divested operations of Iron Eagle Contracting and Mechanical, Inc.

                                      (6)


Assets and liabilities of Iron Eagle Contracting and Mechanical to be divested consist of the following:

                                      September 30, 1996    June 30, 1996
                                      ------------------    -------------
Cash                                   $   56,641            $   195,668
Contract Receivables                      512,866                278,500
Costs and Earnings                         89,110                 41,000
Land and development costs                556,826                388,980
Prepaid Expenses                           39,467                 43,018
Construction Equipment                    245,056                248,933
Office Furniture and Equipment             31,897                 33,637
Intangible assets, net                    299,571                312,487
                                      ------------          -------------
Total assets                          $ 1,831,434            $ 1,542,223
Liabilities                              (803,809)              (710,155)
                                      ------------          -------------
Net assets of divested segment        $ 1,027,624            $   832,068
                                      ============          =============


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
                                                            (*)
                               Three Months Ended    Three Months Ended
                               September 30, 1996      June 30, 1996
                               ------------------    ------------------

Revenues                          $  596,730            $  335,750
Expenses                             651,174               440,038
                                    ---------            ----------
Loss from divested operations       ($54,444)            ($104,288)
                                    =========            ==========

(*) Although the Company acquired the operations of IECM on May 15, 1996, financial data for the quarter ended June 30, 1996 is shown on a pro-forma basis as if the acquisition had been effective April 1, 1996.

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

                                      (7)


Model home sales contracts

The Company has sale contracts pending on three model homes. The aggregate sales price for the three homes is $467,500, and the aggregate purchase price is $444,778.

Land acquisition and contract development program

During the current quarter, the Company began to market its land acquisition and contract development program.

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

Note 5.  Marketable Securities and Related Receivables

Marketable securities and related receivable consist of the following:

                                               September 30,       June 30,
                                                   1996              1996
                                               -------------     -----------
Marketable securities:
    Antares Resources Corp.-Common Stock
        100,000 shares at $ .25                 $   25,000        $     -
        585,000 shares at  2.50                       -             1,462,500

Related receivables                                994,250              -
                                               -------------     ------------
                                                $1,019,250        $ 1,462,500
                                               =============     ============



                                      (8)

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

During September 1996, JJFN sold 485,000 shares of Antares, which were acquired at a cost of $1,212,500, for $218,250. The difference was recorded as related receivables pending receipt of the additional shares of Antares common stock.














































                                      (9)

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

                                          Three Months     Three Months
                                             Ended            Ended
                                          September 30       June 30
                                              1996      %     1996      %
                                          --------------------------------
Revenues:
  Rental revenue                          $ 380,949    88%   $291,296  88%
  Real Estate option fees                    37,232     9%          0   0%
  Gain on sale of model homes                 5,666     1%      7,756   2%
  Interest income                             9,088     2%      6,543   2%
  Gain on sale securities                         0     0%     26,250   8%
                                          --------------------------------
   Total revenues                         $ 432,935   100%    331,845 100%


  Interest expense                          208,805    48%    162,113  49%
  Depreciation & Amortization               131,643    30%     84,478  25%
  Corporate                                 146,471    34%    207,825  63%
                                          --------------------------------
   Total expenses                           486,919   112%    454,416 137%

Loss from continuing operations              53,984    12%    122,571  37%
                                          --------------------------------
Loss from divested operations                54,444    13%    104,288  31%
                                          --------------------------------
Net loss                                    108,428    25%    226,859  68%
                                          ================================

Note: Although the effective date of the merger was May 15, 1996, financial data for the quarter ended June 30, 1996 is shown throughout Management's Discussion and Analysis on a pro-forma basis as if JJFN Services, Inc. had acquired JJFN Holdings, Inc. and Iron Eagle Contracting & Mechanical, Inc. effective April 1, 1996.


Divestiture

During the quarter ended September 30, 1996, the Company made a determination to divest itself of its construction subsidiary, Iron Eagle Contracting and Mechanical Inc. Such determination was made in order that the Company could focus exclusively on its rapidly expanding core business which includes its sale-leaseback and land acquisition and contract development programs.

Effective September 30, 1996, the Company adopted a formal plan to dispose of its construction subsidiary, Iron Eagle Contracting and Mechanical Inc. Under the proposed terms, the sale would be effective October 1, 1996.



                                      (10)

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

The following table summarizes selected financial data of the Company's divested operation.

                               Three Months Ended    Three Months Ended
                               September 30, 1996      June 30, 1996
                               ------------------    ------------------

Revenues                          $  596,730             $ 335,750
Expenses                             651,174               440,038
                                    ---------           -----------
Loss from divested operations       ($54,444)           ($ 104,288)
                                    =========           ===========

The Registrant's divested operation generated revenues of $596,000 for the quarter. IECM currently has in hand contracts for work totaling approximately $4,047,000 on five projects, which it expects to complete by the end of fiscal year 1997, and an additional $1,969,000 in awards which await contracts.

In addition, IECM's residential real estate project in Ozone Park, New York, in which it is currently constructing five two-family homes, is scheduled to be completed and sold by the end of fiscal 1997. The finished homes will be marketed at $319,000 per home, for total revenues (to be realized over the next six to nine months) of $1,595,000 from the development.

Results of Operations:

Three Months Ended September 30, 1996 compared to June 30, 1996

For the period from July 1, 1996 through September 30, 1996, the Registrant had revenues of $1,279,190 of which lease rentals on model homes totaled $380,949, revenues from the sale of model homes were $264,279, revenues from option fees were $37,232, and revenues from IECM were $596,730. Net loss for the period was $108,428 of which $53,984 was incurred in the Company's continuing operations and $54,444 by the divested operation. Depreciation and amortization for the quarter totaled $131,643 resulting in a positive cash flow from continuing operations of $77,659.

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






                                      (11)






Model homes on lease net of accumulated depreciation have increased to $13,224,825 at September 30, 1996 from $11,245,534 at June 30, 1996, a 17.6%
increase.

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

During the current quarter, the Company began to market its land acquisition and contract development program.

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

Real Estate option fee revenues of $37,232 were generated from the new land acquisition and contract development program, for the quarter ended September 30, 1996. Revenues from option fees and sales of developed lots are expected to be in excess of $1,250,000 per quarter by the end of fiscal year 1997, based solely on contracts in hand.









                                      (12)


The following is an analysis of the Company's return on investments from the sale-leaseback program and the land acquisition and contract development program.

Return on Investment Sale-Leaseback Program

                                                        Monthly   Net    Annual
Model Home Units Purchase  Bank     Equity   Monthly Interest Monthly Return On
Location Purchased Price Financing Contribution Revenue Expense Income Invest.

Florida        45   7966652    5400654   2565997    79667   39761   39906 18.7%

Colorado       15   3262778    2435006    827773    32628   18770   13858 20.1%

Virginia        5   1220232     847124    373108    12202    6248    5955 19.2%

North Carolina  3    737288     505800    231488     7373    3794    3579 18.6%

Texas           1    204477               204477     2045            2045 12.0%

Totals         69  13391427    9188584   4202843   133914   68572   65343 18.7%



Return on Investment Land Acquisition and Contract Development Program

                                                        Monthly   Net    Annual
Land             Purchase  Bank     Equity   Monthly Interest Monthly Return On
Location           Price Financing Contribution Revenue Expense Income Invest.


Florida             8591956    6875000   1716956    85920   52995   32925 23.0%


Corporate costs decreased from $207,825 for the quarter ended June 30, 1996 to $146,471 for the quarter ended September 30, 1996. This decrease was attributable to a reduction in professional and consulting fees as well as non-recurring merger expenses incurred by JJFN Holdings during the quarter ended June 30, 1996. Corporate expenses as a percentage of total revenues decreased from 63% for the quarter ended June 30, 1996 to 34% for the quarter ended September 30, 1996. This sharp decline is a result of the Company's ability to generate substantial additional revenues while maintaining its current overhead levels, as well as non-recurring expenses incurred during the quarter ended June 30, 1996.

Liquidity and Capital Resources

The Registrant's principal business, leasing of model homes and land acquisition and contract development, is a capital-intensive operation requiring constant infusions of cash as the number and size of transactions in which the Registrant is involved increases. To date, this business has been financed in part by capital contributed and loans made by shareholders and in part by secured loans from banks.

These capital contributions and loans have been adequate to permit the Registrant to carry on operations to date. However, in order to finance the expansion of operations which the Registrant intends over the coming fiscal

                                      (13)

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

Trends in Operations

The Registrant's operations are currently accelerating at a rapid rate. Such growth has resulted from the ongoing acquisition of model homes under lease and from the implementation of the Company's new land acquisition and contract development program. Both programs have generated significant interest from national real estate developers including Hovnanian, Engle, Bovis, Pulte, MDC and others. The Company's successful implementation of these programs has led to increased credit facilities. JJFN is currently negotiating new credit relationships with major financial institutions (banks, insurance companies, public and private investors, and financial subsidiaries of major industrial corporations).

For the quarter ended September 30, 1996, purchases of model homes exceeded $2,300,000, and land acquisition costs were over $8,500,000. The land acquisition transaction was for the purchase of a 70 acre tract of land in Boca Raton, Florida, which will be developed into 370 home sites. Following completion of the development (in approximately six months following date of acquisition in September 1996), revenues to the Registrant from option fees and sales of developed lots will be a minimum of $1,250,000 per calendar quarter, until completion of the project. In addition, the Registrant intends to continue purchasing model homes as quickly as transactions can be negotiated with developers and financing obtained. At September 30, 1996, the Registrant's lease rental revenues had risen to a level of over $133,000 per month, while the existing real estate option agreement will generate monthly fees of $85,920 beginning in October 1996.












                                      (14)

The following table illustrates JJFN Services, Inc.'s growth in assets and revenues since inception.

Asset & Revenue Growth By Quarter For Continuing Operations

                                        %               %                 %
                12/31/95    3/31/96    Inc.   6/30/96  Inc.    9/30/96   Inc.
                -------------------------------------------------------------
Total Assets    3,512,090  11,917,231  239%  13,895,320  17%  23,887,575  72%
                -------------------------------------------------------------
Revenues  (*)      33,116     127,211  284%     325,076 156%     432,935  33%
                -------------------------------------------------------------
(*) Net of cost of model homes sold.

Asset & Revenue Growth From 12/31/95 For Continuing Operations

                                        %               %                 %
                12/31/95    3/31/96    Inc.   6/30/96  Inc.    9/30/96   Inc.
                -------------------------------------------------------------
Total Assets    3,512,090  11,917,231  239% 13,895,320  296% 23,887,575  580%
                -------------------------------------------------------------
Revenues  (*)      33,116     127,211  284%    325,076  882%    432,935 1207%
                -------------------------------------------------------------
(*) Net of cost of model homes sold.

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
















                                      (15)



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.


                                           JJFN SERVICES, INC.



                                  By: /s/John P. Kushay
                                             John P. Kushay, Treasurer
                                             Chief  Financial Officer and
                                             Chief Accounting Officer

      (Duly Authorized Officer)
Date:   October 16, 1996

































                                      (16)