Form 10-Q
period 1996-12-31
JJFN SERVICES INC
filed 1997-01-09
CIK 1009416

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 1996

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

                Outstanding Equity Securities at January 8, 1997

Class of Securities                     Outstanding Shares

Common Stock,   $.001 par value,         16,659,990 shares

Preferred Stock, $.01 par value,            400,000 shares

                  Traditional Small Business Disclosure Format

                           Yes   X                No






                              JJFN SERVICES, INC.

                     Index to Quarterly Report on Form 10-Q
                   For the six months ended December 31, 1996

                        Part I.    FINANCIAL INFORMATION

Item 1.  Financial Statements                                     Page Number

         Condensed Consolidated Balance Sheets as of                  3
         December 31, 1996 and June 30, 1996.

         Condensed Consolidated Statement of Operations               4
         for the three months and six months ended December 31, 1996, and the three months ended December 31, 1995.

         Consolidated Statements of Cash Flows                        5
         for the six months ended December 31, 1996, and the six months ended December 31, 1995

         Notes to Condensed Consolidated Financial Statements       6-8

Item 2.  Management's Discussion and Analysis of Financial         9-14
         Condition and Results of Operations.




                              JJFN SERVICES, INC.
                                 AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   (Unaudited)
                                                   December 31       June 30
                                  ASSETS             1996             1996
                                                   -----------     -----------

Model Homes on lease, at cost, net of              $17,912,459     $11,245,534
  accumulated depreciation of $239,577/$88,027
Real Estate under contract for development and sale  8,591,956               -
                                                   -----------     -----------
                                                    26,504,415      11,245,534
                                                   -----------     -----------
Other assets:
 Cash                                                  186,182         770,723
 Marketable Securities and related receivables       1,223,250       1,462,500
 Net assets realizable on divestiture                1,312,500         832,068
 Deferred charges & other assets                       551,771         416,563
                                                   -----------     -----------
   Total Other Assets                                3,273,703       3,481,854
                                                   -----------     -----------
   Total Assets                                    $29,778,118     $14,727,388
                                                   ===========     ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Mortgages Payable                                 $19,589,771     $ 6,477,271
 Notes Payable                                       1,694,157               -
 Accounts Payable & Accrued expenses                   259,645         131,739
 Unearned Rental Revenue                               125,698          60,136
                                                   -----------     -----------
    Total Liabilities                               21,669,271       6,669,146
                                                   -----------     -----------


Stockholders' Equity
 Convertible Preferred Stock, $.01 par value
  25,000,000 shares authorized
   400,000 shares issued and outstanding                 4,000           4,000
 Common Stock, $.001 par value
  50,000,000 shares authorized
  16,659,990/15,959,990 shares issued and outstanding   16,660          15,960
 Additional paid-in capital                          8,218,235       8,223,235
 Accumulated Deficit                                  (130,048)       (184,953)
                                                   -----------     -----------
   Total Stockholders' Equity                        8,108,847       8,058,242
                                                   -----------     -----------
   Total Liabilities and Stockholders' Equity      $29,778,118     $14,727,388
                                                   ===========     ===========

                                      (3)


                              JJFN SERVICES, INC.
                                 AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
              Three Months and Six Months Ended December 31, 1996
                 and November 2, 1995 through December 31, 1995
                                (Unaudited)
                                                         (*)
                                      Three Months      11/2/95      Six Months
                                         Ended         Through        Ended
                                       12/31/96        12/31/95      12/31/96
                                      ------------    ----------   -----------
Revenues:
  Rental Income                        $ 407,936       $  33,116    $  788,885
  Real Estate option fees                263,486               -       300,718
  Model Home sales                     1,018,890               -     1,283,169
  Interest Income                          3,488               -        12,577
                                      ------------    ----------   -----------
  Total Revenues                       1,693,800          33,116    $2,385,349
                                      ------------    ----------   -----------
Costs and expenses:
  Interest expense                       392,184          10,625       600,989
  Cost of model homes sold               997,864               -     1,256,477
  Depreciation and amortization          149,178           7,192       280,821
  Corporate                              276,118          14,971       422,589
                                      ------------    ----------   -----------
  Total Operating Expenses             1,815,344          32,788     2,560,876
                                      ------------    ----------   -----------
Income(Loss) from                       (121,544)            328      (175,527)
  continuing operations
                                      ------------    ----------   -----------
Loss from divested operations                  -               -      ( 54,444)
Gain on disposal of divested operations  284,876               -       284,876
                                      ------------    ----------   -----------
Income before income taxes               163,332             328        54,905
                                      ------------    ----------   -----------
Income taxes:
  Current expense                         41,000               -        14,000
  Deferred tax benefit from utilization  (41,000)              -       (14,000)
   of net operating loss carryforward
                                      ------------    ----------   -----------
Income taxes                                   -               -             -
                                      ------------    ----------   -----------
Net income                            $  163,332      $      328   $    54,905
                                      ============    ==========   ===========

Earnings (Loss) per share data:
  Continuing operations               $   (.0073)              -   $    (.0107)
  Divested operations                      .0171               -         .0140
                                      ------------    ----------   -----------
  Net Income                          $    .0098               -   $     .0033
                                      ============    ==========   ===========

Weighted average number of shares -   16,659,990      10,000,000    16,443,142

(*) Results are from inception November 2, 1995 to December 31, 1995.

                                      (4)

                              JJFN SERVICES, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
            Six Months Ended December 31, 1996 and December 31, 1995
                                  (Unaudited)
                                                                       (*)
                                                        Six Months    11/2/95
                                                          Ended       Through
                                                         12/31/96     12/31/95
                                                        -----------  ----------

Net Income (Loss)                                        $  54,905         328
                                                        -----------  ----------
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Amortization expense                                      104,210           -
 Depreciation expense                                      176,611       7,192
 Rental revenue paid to related party                            -     (40,323)
 Gain on sale of model homes                               (26,692)          -
 Gain on disposal of divested operations                  (284,876)          -
 Changes in assets and liabilities:
   Decrease in prepaid expenses and deposits               162,783           -
   Increase in accounts payable and accrued expenses       137,904      28,272
   Increase in unearned rental revenue                      65,562      19,333
   Increase in net assets realizable on divestiture       (195,556)          -
                                                        -----------  ----------
    Total adjustments                                      139,946      14,474
                                                        -----------  ----------
    Net cash provided by operating activities              194,851      14,802
                                                        -----------  ----------
Cash flows from investing activities
 Purchase of model homes                                (3,581,825)          -
 Proceeds from sale of model homes                       1,257,880           -
 Proceeds from sale of marketable securities               239,250           -
 Capital expenditures                                       (3,883)          -
                                                        -----------  ----------
    Net cash used in investing activities               (2,088,578)          -
                                                        -----------  ----------
Cash flows from financing activities:
 Proceeds from mortgages payable                         1,390,220           -
 Principal payments on mortgages payable                (1,124,364)          -
 Deferred financing costs                                  (38,541)    (15,200)
 Deferred offering costs                                   (53,829)          -
 Proceeds from notes payable                             1,150,000      62,500
 Proceeds from issuance of common stock                        700           -
 Preferred distribution                                    (15,000)          -
                                                        -----------  ----------
    Net cash provided by financing activities            1,309,186      47,300
                                                        -----------  ----------
Net decrease in cash                                      (584,541)     62,102

Cash at beginning of period                                770,723           -
                                                        -----------  ----------
Cash at end of period                                     $186,182    $ 62,102
                                                        ===========  ==========
Supplemental disclosure of cash flow information:

                                    Interest paid -       $505,894    $      -

(*) Results are from inception November 2, 1995 to December 31, 1995.

                                      (5)

                              JJFN SERVICES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1996
                                  (unaudited)


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


Note 2.   History and business activity

The Company was incorporated on November 2, 1995 as J & J Financial Services, Inc. and changed its name to JJFN Services, Inc. on February 9, 1996.

The Company is engaged in two lines of business.

  1) The purchase and leaseback on a "triple net" basis of fully furnished model homes complete with options and upgrades to major homebuilders and real estate developers.

  2) The contract acquisition, development and sale of real estate to the same major homebuilders and real estate developers. The Company purchases the real estate, simultaneously enters into a bonded development contract with the builder, who then develops the real estate. The builder purchases the finished lots from the Company on a scheduled basis.

Through December 31, 1996, the Company had purchased 26 model homes from subsidiaries of K. Hovnanian Enterprises, Inc. ("Hovnanian"), 48 model homes from Engle Homes, Inc. ("Engle"), 22 homes from Bovis Homes, Inc., ("Bovis") a subsidiary of P&O,a diversified world-wide company headquartered in London England, 7 homes from Avatar Holdings, Inc. ("Avatar"), and 5 homes from The Ryland Group, Inc. ("Ryland"). Through December 31, 1996, the Company has sold 7 of the Hovnanian homes and 4 of the Engle homes.

Hovnanian, Engle, Bovis, Avatar and Ryland are publicly traded, nationally known home builders and real estate developers. Concurrent therewith, the Company entered into arrangements to lease back the units to the builders under operating lease agreements.

                                      (6)

JJFN Holdings, Inc., a wholly-owned subsidiary of the Company, is inactive.


Note 3.   Divested Operations

Effective October 1, 1996, the Company disposed of its construction subsidiary, Iron Eagle Contracting and Mechanical, Inc. The results of Iron Eagle Contracting and Mechanical have been reported separately as a divestiture in the consolidated statements of operations. The consolidated balance sheet at June 30, 1996 has been reclassified to give effect to the divested operations of Iron Eagle Contracting and Mechanical, Inc.

Assets and liabilities of Iron Eagle Contracting and Mechanical, Inc. divested consist of the following:

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
                                      ============          =============


Under the terms of the sale, the Company sold the Common Stock of the divested segment to the management of IECM, for $1,312,500. The Company received a promissory note for the $1,312,500 payable over a term of five years. Interest on the note is at the prime rate (as announced from time to time, by the Chase Manhattan Bank, N.A.) plus 100 basis points. Interest will be paid monthly with the first payment due on August 10, 1997 and the last payment due on January 10, 2002 when the principal amount of the note is due in full. Interest from the closing date through July 10, 1997 will be accrued and payable in six equal installments commencing August 10, 1997. The agreements provide for payment acceleration under certain specified events.

A gain of $284,876 was recognized by the Company in the quarter ended December 31, 1996, representing the excess of the sales price ($1,312,500) over the net assets of the divested segment ($1,027,624) at October 1, 1996.

Note 4. Commitments & Contingencies

Model home purchase commitments

The Company's present commitments for capital expenditures include the

                                      (7)

purchase of $3,300,000 in model homes from Engle Homes, and $3,100,000 in model homes from The Fortress Group, with closings scheduled from January 1997 through March 1997. Verbal commitments have been made to purchase $9,000,000 in model homes from Laing Homes, and $3,100,000 from Continental Homes, with closings anticipated between February 1997 and April 1997.

Model home sales contracts

The Company has one sale contract pending on a model home.

Land acquisition and contract development program

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


Note 5.  Marketable Securities and Related Receivables

Marketable securities and related receivable consist of the following:

                                               December 31,       June 30,
                                                   1996              1996
                                               -------------     -----------
Marketable securities:
    Antares Resources Corp.-Common Stock
        585,000 shares at  2.50                       -             1,462,500

Related receivables                               1,223,250              -

                                               -------------     ------------
                                                 $1,223,250       $ 1,462,500
                                               =============     ============

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

                                      (8)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A summary of the operating results of JJFN Services, Inc. and subsidiary for the three months ended December 31, 1996, and November 2, 1995 through December 31, 1995 are presented below.

(*) Results from inception November 2, 1995 through December 31, 1995.

                                          Three Months      November 2   (*)
                                             Ended           Through
                                           December 31      December 31
                                              1996      %     1995      %
                                          --------------------------------
Revenues:
  Rental revenue                          $ 407,936    24%   $ 33,116 100%
  Real Estate option fees                   263,486    16%          -   -
  Model home sales                        1,018,890    60%          -   -
  Interest income                             3,488     -           -   -
                                          --------------------------------
   Total revenues                        $1,693,800   100%     33,116 100%

Costs and expenses:
  Interest expense                          392,184    23%     10,625  32%
  Cost of model homes sold                  997,864    59%          -   -
  Depreciation & Amortization               149,178     9%      7,192  22%
  Corporate                                 276,118    16%     14,971  45%
                                          --------------------------------
   Total expenses                         1,815,344   107%     32,788  99%
                                          --------------------------------
Income(Loss) from continuing operations    (121,544)   -7%        328   1%
                                          --------------------------------
Gain on disposal of divested operations     284,876    17%          -   -
                                          --------------------------------
Net Income                                  163,332    10%        328   1%
                                          ================================


Results of Operations:

Three Months Ended December 31, 1996 compared to December 31, 1995.

For the period from October 1, 1996 through December 31, 1996, the Registrant had revenues of $1,693,800 of which lease rentals on model homes totaled $407,936, revenues from the sale of model homes were $1,018,890 and revenues from option fees were $263,486. Net income for the period was $163,332 of which a loss of $121,544 was incurred in the Company's continuing operations and a gain of $284,876 on the disposal of the divested operation. Depreciation and amortization for the quarter totaled $149,178 resulting in a positive cash flow from continuing operations of $27,634.

The Company's revenues from rental income increased approximately
$375,000 (an 1100% increase) during the three months ended December

                                      (9)

31, 1996 as compared to the three months ended December 31, 1995. This increase is due to additional lease revenues generated from the purchase of $18,300,000 in model homes in the twelve months ended
December 31, 1996.

Real Estate option fee revenues of $263,486 were generated from the land acquisition and contract development program, for the quarter ended December 31, 1996. The Company generated no option fee revenues for the quarter ended December 31, 1995.

Corporate costs increased from $14,971 for the quarter ended December 31, 1995 to $276,118 for the quarter ended December 31, 1996. This increase was attributable to the hiring of five new employees and the selling, general and administrative costs associated with generating the increased revenue levels. Corporate expenses as a percentage of total revenues decreased 29% from 45% for the quarter ended December 31, 1995 to 16% for the quarter ended
December 31, 1996.


Six Months Ended December 31, 1996 compared to December 31, 1995.

Due to the limited operating history of the Company, (date of inception November 2, 1995) six month comparative figures are not presented.


Model homes on lease net of accumulated depreciation have increased to $17,912,459 at December 31, 1996 from $1,930,788 at December 31, 1995, a 827% increase.

A breakdown of lease rental revenues by location is as follows:

                  Model Home        Lease Revenues         # Model Homes
State           Cost at 12/31/96  10/1/96 to 12/31/96     Owned at 12/31/96

Florida            $12,727,261         $ 245,190                73

Colorado           $ 3,262,778         $  97,886                15

Virginia           $ 1,220,232         $  36,607                 5

North Carolina     $   737,288         $  22,119                 3

Texas              $   204,477         $   6,134                 1
                   -----------         ---------                --
Total              $18,152,036         $ 407,936                97
                   ===========         =========                ==


The average purchase price of model homes acquired by the Registrant was approximately $187,000. For the quarter ended 12/31/96, the Registrant has sold six model homes for total sales price of $ 1,018,890 less costs of sales of $997,864 for a net gain of $21,026.

                                      (10)

The following is an analysis of the Company's return on investments from the sale-leaseback program and the land acquisition and contract development program as of December 31, 1996.

Return on Investment - Sale-Leaseback Program
---------------------------------------------
                                                        Monthly   Net    Annual
Model Home Units Purchase Bank Equity Monthly Interest Monthly Return On Location Purchased Price Financing Contribution Revenue Expense Income Invest.
-------- --------- ----- --------- ------------ ------- ------- ------ ------
Florida        73  12727260    8981350   3745910   127273   65888   61385 19.7%

Colorado       15   3262779    2395686    867093    32628   18467   14161 19.6%

Virginia        5   1220232     831935    388297    12202    6136    6067 18.7%

North Carolina  3    737288     505800    231488     7373    3794    3579 18.6%

Texas           1    204477          0    204477     2045       0    2045 12.0%
              ---  --------   --------   -------   ------   -----   ----- ----
Totals         97  18152036   12714771   5437265   181520   94285   87237 19.3%
              ===  ========   ========   =======   ======   =====   ===== ====


Return on Investment - Land Acquisition and Contract Development Program
------------------------------------------------------------------------
                                                        Monthly   Net    Annual
Land             Purchase  Bank     Equity   Monthly Interest Monthly Return On
Location           Price Financing Contribution Revenue Expense Income Invest.
--------           ----- --------- ------------ ------- ------- ------ ------

Florida             8591956    6875000   1716956    85920   52995   32925 23.0%
                    =======    =======   =======    =====   =====   ===== ====


Liquidity and Capital Resources

The Registrant's principal business, leasing of model homes and land acquisition and contract development, is a capital-intensive operation requiring constant infusions of cash as the number and size of transactions in which the Registrant is involved increases. To date, this business has been financed by capital contributed and loans made by shareholders, secured loans from banks, and an offshore private placement.

These capital contributions, loans and offering have been adequate to permit the Registrant to carry on operations to date. However, in order to finance the expansion of operations over the coming fiscal year, additional funds must be raised through the issuance of debt or equity securities. To fill this need, the Registrant anticipates completing a securities offering of $5-15 million prior to the end of fiscal 1997. The net proceeds of this offering, together with existing cash of approximately $186,000 will enable the Company to finance its growing level of operations. In addition, the Registrant has $3,600,000 available on a revolving line of credit from Capital Bank of Miami, Florida.

                                      (11)

The Company is currently negotiating the following to finance current as well as future expansion:

  * $10,000,000 credit facility with a Denver, Colorado bank.

  * $25,000,000 syndicated credit facility.

  * $30,000,000 private placement of Senior Notes with warrants.

  * $125,000,000-$150,000,000 structured finance as well as a securitization program.

  * Convertible debt and/or convertible preferred stock private placements with institutional investors.

The Company continually explores a multitude of debt and equity options.


The Registrant's present commitments for capital expenditures include the purchase of $3,300,000 in model homes from Engle Homes, and $3,100,000 in model homes from The Fortress Group, with closings scheduled from January 1997 through March 1997. Verbal commitments have been made to purchase $9,000,000 in model homes from Laing Homes, and $3,100,000 from Continental Homes, with closings anticipated between February 1997 and April 1997.

The Registrant expects that it will be able to finance these transactions and others it currently is negotiating through available cash from the sources described above and from other secured bank loans. In addition, the Registrant is exploring the possibility of selling, either publicly or privately, securities backed by its model home inventory and land contract and development contracts. There can be no assurance, however, that any of the anticipated sources of funding will ultimately be available to the Registrant or that other financing will be available on acceptable terms.

Trends in Operations

The Registrant's operations are currently accelerating at a rapid rate. Such growth has resulted from the ongoing acquisition of model homes under lease and from the implementation of the Company's new land acquisition and contract development program. Both programs have generated significant interest from national real estate developers including Hovnanian, Engle, Bovis, Pulte, MDC, Avatar, Ryland, and others. The Company's successful implementation of these programs has led to increased credit facilities. JJFN is currently negotiating new credit relationships with major financial institutions (banks, insurance companies, public and private investors, and financial subsidiaries of major industrial corporations).

For the quarter ended December 31, 1996, purchases of model homes exceeded $5,700,000, increasing total model homes on lease at December 31, 1996 to over $18,000,000. Monthly lease rental revenues increase to over $180,000, starting in January 1997. In addition, the registrant intends to continue purchasing model homes as quickly as transactions can be negotiated with developers and financing obtained.

                                      (12)

In September 1996, the Company purchased a 70 acre tract of land in Boca Raton, Florida, which will be developed into 370 home sites. The land is currently generating monthly option fee revenues in excess of $85,000. Following completion of the development (approximately six months following date of acquisition in September 1996), revenues to the Registrant from option fees and sales of developed lots will be a minimum of $1,250,000 per calendar quarter, until completion of the project.


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

                               %
                12/31/96      Inc.
                ------------------
Total Assets    29,778,118   24.7%
                ------------------
Revenues  (*)      695,936   60.7%
                ------------------
(*) Net of cost of model homes sold.


Cumulative Asset & Revenue Growth From 12/31/95 For Continuing Operations

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

                                  %
                12/31/96         Inc.
                ---------------------
Total Assets    29,778,118     747.9%
                ---------------------
Revenues  (*)      695,936    2001.5%
                ---------------------
(*) Net of cost of model homes sold.

                                      (13)

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










                                      (14)









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


                                           JJFN SERVICES, INC.



                                  By: /s/John P. Kushay
                                             John P. Kushay, Treasurer
                                             Chief  Financial Officer and
                                             Chief Accounting Officer

      (Duly Authorized Officer)
Date:   January 9, 1997








































                                      (15)