Form 10-Q
period 1997-03-31
JJFN SERVICES INC
filed 1997-04-15
CIK 1009416

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1997

[   ]    TRANSITION REPORT UNDER SECTION 10 OR 15(d) OF THE EXCHANGE
         ACT OF 1934

Commission File Number 0-28168

                              JJFN Services, Inc.
             (Exact name of Registrant as specified in its charter)

      Delaware                                11-3289981
   (State or other jurisdiction           (I.R.S. Identification number)
    of incorporation or organization)

        2500 Military Trail North, Suite 260, Boca Raton, Florida  33431
                    (Address of principal executive offices)

                                 (561)995-0043
              (Registrant's Telephone Number, Including Area Code)


Check whether the registrant(1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes __X            No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date.

                 Outstanding Equity Securities at April 7, 1997

Class of Securities                     Outstanding Shares

Common Stock,   $.001 par value,         16,659,990 shares

Preferred Stock, $.01 par value,            400,000 shares

                              JJFN SERVICES, INC.

                                     INDEX


                        Part I.    FINANCIAL INFORMATION

Item 1.  Financial Statements                                     Page Number

         Condensed Consolidated Balance Sheets as of                  3
         March 31, 1997 (unaudited) and June 30, 1996.

         Condensed Consolidated Statement of Operations               4
         for the three months ended March 31, 1997, and March 31, 1996 (unaudited)

         Condensed Consolidated Statement of Operations               5
         for the nine months ended March 31, 1997

         Condensed Consolidated Statement of Cash Flows               6
         for the nine months ended March 31, 1997

         Notes to Condensed Consolidated Financial Statements       7-8
         (unaudited)

Item 2.  Management's Discussion and Analysis of Financial         9-13
         Condition and Results of Operations.

                         Part II.    OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

              No reports on Form 8-K were filed for the three months ended March 31, 1997.

         Signatures                                                  14

Exhibit No.

   11         Computation of earnings per share.                     15

                              JJFN SERVICES, INC.
                                 AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   (Unaudited)
                                                    March 31        June 30
                                  ASSETS             1997             1996
                                                   -----------     -----------
Revenue producing assets:
 Model homes on lease                              $22,342,583     $11,333,561
 Less: accumulated depreciation                       (363,462)        (88,027)
                                                   -----------     -----------
 Model homes on lease, net                          21,979,121      11,245,534

 Real estate under contract                          8,591,956               -
                                                   -----------     -----------
   Total revenue producing assets                   30,571,077      11,245,534
                                                   -----------     -----------
Other assets:
 Cash                                                  301,508         770,723
 Marketable securities and related receivables       1,223,250       1,462,500
 Net assets realizable on divestiture                1,312,500         832,068
 Deferred charges and other assets                     553,809         416,563
                                                   -----------     -----------
   Total other assets                                3,391,067       3,481,854
                                                   -----------     -----------
   Total assets                                    $33,962,144     $14,727,388
                                                   ===========     ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Mortgages payable                                 $23,351,149     $ 6,477,271
 Notes payable                                       1,999,157               -
 Accounts payable & accrued expenses                   448,207         131,739
 Unearned rental revenue                               208,347          60,136
                                                   -----------     -----------
    Total liabilities                               26,006,860       6,669,146
                                                   -----------     -----------


Stockholders' equity:
 Convertible preferred stock, $.01 par value
  25,000,000 shares authorized
   400,000 shares issued and outstanding                 4,000           4,000
 Common stock, $.001 par value
  50,000,000 shares authorized
  16,659,990/15,959,990 shares issued and outstanding   16,660          15,960
 Additional paid-in capital                          8,218,235       8,223,235
 Accumulated deficit                                  (283,611)       (184,953)
                                                   -----------     -----------
   Total stockholders' equity                        7,955,284       8,058,242
                                                   -----------     -----------
   Total liabilities and stockholders' equity      $33,962,144     $14,727,388
                                                   ===========     ===========
                            See accompanying notes.
                                            (3)

                              JJFN SERVICES, INC.
                                 AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              Three Months Ended March 31, 1997 and March 31, 1996
                                (Unaudited)

                                                  Three Months   Three Months
                                                     Ended          Ended
                                                    3/31/97        3/31/96
                                                  ------------    ----------
Revenues:
  Lease revenue & option fees                      $ 868,251       $  94,095
  Model home sales                                   633,207               -
  Interest income                                     60,137           2,721
                                                  ------------    ----------
  Total revenues                                   1,561,595          96,816
                                                  ------------    ----------
Costs and expenses:
  Interest expense                                   549,932          69,595
  Cost of model homes sold                           608,709               -
  Corporate                                          353,142          83,362
                                                  ------------    ----------
  Total costs and expenses                         1,511,783         152,957
                                                  ------------    ----------
Net income(loss) before
  depreciation & amortization                         49,812         (56,141)

Depreciation and amortization                        203,375          33,012
                                                  ------------    ----------
Net loss                                            (153,563)        (89,153)
                                                  ------------    ----------

Loss per share                                    $   (.0092)         (.0089)
                                                  ============    ==========

Weighted average number of shares                 16,659,990      10,000,000


                            See accompanying notes.
                                      (4)

                              JJFN SERVICES, INC.
                                 AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                        Nine Months Ended March 31, 1997
                                (Unaudited)


                                             Nine Months    Company Organized
                                               Ended         November 2, 1995
                                              3/31/97        No Comparative
                                            -----------     Figures Available
Revenues:                                                   -----------------
  Lease revenue & option fees                $1,957,854
  Model home sales                            1,916,376
  Interest income                                72,713
                                            -----------
  Total revenues                              3,946,943
                                            -----------
Costs and expenses:
  Interest expense                            1,150,921
  Cost of model homes sold                    1,865,186
  Corporate                                     775,731
                                            -----------
  Total costs and expenses                    3,791,838
                                            -----------
Income from continuing operations
  before depreciation & amortization            155,105

Depreciation and amortization                   484,196
                                            -----------
Loss from continuing operations                (329,091)
                                            -----------
Loss from divested operations                   (54,444)
Gain on disposal of divested operation          284,876
                                            -----------
Net loss                                        (98,659)
                                            ===========

Income (loss) per share data:
  Continuing operations                      $   (.0199)
  Divested operations                             .0140
                                            -----------
Net loss                                    $    (.0060)
                                            ===========

Weighted average number of shares            16,514,370




                            See accompanying notes.
                                      (5)

                              JJFN SERVICES, INC.
                                 AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                        Nine Months Ended March 31, 1997

                                  (Unaudited)

                                                 Nine Months  Company Organized
                                                     Ended     November 2, 1995
                                                    3/31/97    No Comparative
                                                 ------------ Figures Available
                                                              -----------------
Net Loss                                            $ (98,659)
                                                   -----------
Adjustments to reconcile net loss to net cash
 provided by operating activities:
 Amortization expense                                 171,254
 Depreciation expense                                 312,941
 Rental revenue paid to related party                       -
 Gain on sale of model homes                          (51,190)
 Gain on disposal of divested operations             (284,876)
 Changes in assets and liabilities:
   Decrease in deferred charges and other assets       98,436
   Increase in accounts payable and accrued expenses  326,468
   Increase in unearned rental revenue                148,211
   Increase in net assets realizable on divestiture  (195,556)
                                                   -----------
    Total adjustments                                 525,688
                                                   -----------
    Net cash provided by operating activities         427,029
                                                   -----------
Cash flows from investing activities
 Purchase of model homes                           (4,056,630)
 Proceeds from sale of model homes                  1,850,970
 Proceeds from sale of marketable securities          239,250
 Capital expenditures                                 (23,643)

                                                   -----------
    Net cash used in investing activities          (1,990,053)
                                                   -----------
Cash flows from financing activities:
 Proceeds from mortgages payable                    1,450,288
 Principal payments on mortgages payable           (1,679,493)
 Deferred financing costs                             (63,857)
 Deferred offering costs                              (53,829)
 Proceeds from notes payable                        1,455,000
 Proceeds from issuance of common stock                   700
 Preferred distribution                               (15,000)
                                                   -----------
    Net cash provided by financing activities       1,093,809
                                                   -----------
Net decrease in cash                                 (469,215)

Cash at beginning of period                           770,723
                                                   -----------
Cash at end of period                                $301,508
                                                   ===========
Supplemental disclosure of cash flow information:

                               Interest paid -       $973,944

                            See accompanying notes.
                                      (6)

                              JJFN SERVICES, INC.
                                 AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1997
                                  (unaudited)


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

These statements should be read in conjunction with the financial statements of JJFN Services, Inc. and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, and the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1996.


Note 2. Commitments & Contingencies

Model home purchase commitments
The Company has commitments to purchase approximately $16,150,000 (75 model homes) from two major, publicly traded homebuilders in April 1997.

Verbal commitments have been made to purchase approximately $8,000,000 (48 model homes) from a major publicly traded homebuilder in July 1997.

Model home sales contracts
The Company has two sales contracts pending on model homes.

Financing Activities
The Company has engaged the U.S. subsidiary of a major foreign financial institution, to provide financial advisory and investment banking services, in connection with a revolving secured credit facility and securitization of
(i) Model Home Lease Receivables and (ii) Real Estate Contract Receivables.

The preliminary Term Sheet provides for a $25,000,000 secured revolving credit facility at Libor plus a spread. It is contemplated that the facility may increase to $100,000,000 after the initial closing. This arrangement is subject to formal credit approval, completion of due diligence, and documentation.

                                      (7)


Development Funding Requirements
The Company has development funding commitments for the 70 acre tract of land in Boca Raton, Florida, purchased in September 1996. The Company will fund $5,503,000 as outlined below:

         April 1997          $ 275,150
         May 1997              275,150
         June 1997             440,240
         July 1997             660,360
         August 1997           770,420
         September 1997        770,420
         October 1997          770,420
         November 1997         660,360
         December 1997         550,300
         January 1998          330,180
                            ----------
         Total              $5,503,000
                            ----------

Real Estate Under Contract Commitments

The Company has executed a letter of intent with a major publicly traded homebuilder and real estate developer to acquire 4-5 tracts of land having a fully developed cost of $75,000,000 to $85,000,000. The agreement provides for a unit takedown schedule of finished lots over a period not to exceed 36 months. The closing is subject to completion of due diligence and formal documentation among other events.

In connection with the above transaction, the Company has accepted a proposal from a U.S. subsidiary of a major foreign financial institution to act as underwriter or placement agent for the asset backed securities. The institution will sponsor, prepare and present to the rating agencies the proposed structure and transaction details, with the goal of obtaining either multi-tranche or single-tranche investment grade ratings for the securities. The closing is subject to completion of customary due diligence and approvals.


                                      (8)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW
The Company is engaged in two lines of business.

  1) The purchase and leaseback on a "triple net" basis of fully furnished model homes complete with options and upgrades to major homebuilders and real estate developers.

  2) The real estate contract acquisition, development and sale program for major homebuilders and real estate developers. The Company purchases the real estate, simultaneously enters into a bonded (not to exceed) development contract with the builder, who then develops the real estate. The builder purchases the finished lots from the Company on a scheduled basis.

Since its inception, the Company has purchased a total of 129 model homes and sold 15, resulting in a portfolio of 114 model homes owned at March 31, 1997. All of the Company's clients are major publicly traded homebuilders.

A summary of the operating results of JJFN Services, Inc. and subsidiary for the three months ended March 31, 1997, and March 31, 1996 are presented below.
                                          Three Months     Three Months
                                             Ended           Ended
                                            March 31        March 31
                                              1997      %     1996      %
                                          --------------------------------
Revenues:
  Lease revenue & option fees             $ 868,251    56%   $ 94,095  97%
  Model home sales                          633,207    41%          -   -
  Interest income                            60,137     3%      2,721   3%
                                          --------------------------------
   Total revenues                        $1,561,595   100%     96,816 100%

Costs and expenses:
  Interest expense                          549,932    35%     69,595  72%
  Cost of model homes sold                  608,709    39%          -   -
  Corporate                                 353,142    23%     83,362  86%
                                          --------------------------------
  Total costs and expenses                1,511,783    97%    152,957 158%
                                          --------------------------------
Net income(loss) before
  depreciation & amortization                49,812     3%    (56,141)(58%)

Depreciation & amortization                 203,375    13%     33,012  34%
                                          --------------------------------
Net Loss                                  $(153,563)  (10%)  $(89,153)(92%)
                                          ================================

                                            (9)
Results of Operations:

Three Months Ended March 31, 1997 compared to March 31, 1996.

For the period from January 1, 1997 through March 31, 1997, the Registrant had revenues of $1,561,595 of which lease rentals on model homes totaled $610,492, revenues from the sale of model homes were $633,207, and revenues from option fees were $257,759. Net loss for the period was $153,563. Depreciation and amortization for the quarter totaled $203,375 resulting in a positive cash income from operations of $49,812.

The Company's revenues from rental income increased approximately $516,000 (a 550% increase) during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This increase is due to additional lease revenues generated from the purchase of $18,945,000 in model homes in the twelve months ended March 31, 1997.

Real Estate option fee revenues of $257,759 were generated from the real estate under contract program, for the quarter ended March 31, 1997. The Company generated no option fee revenues for the quarter ended March 31, 1996.

Corporate costs increased from $83,362 for the quarter ended March 31, 1996 to $353,142 for the quarter ended March 31, 1997. This increase was attributable to the hiring of additional personnel and the selling, general and administrative costs associated with generating the increased revenue levels. Corporate costs as a percentage of total revenues decreased 62% from 86% for the quarter ended March 31, 1996, to 24% for the quarter ended March 31, 1997.


COMPANY ORGANIZED NOVEMBER 2, 1995, NINE MONTH COMPARATIVE FIGURES NOT
AVAILABLE


Model homes on lease net of accumulated depreciation have increased to $21,979,121 at March 31, 1997 from $5,701,018 at March 31, 1996, a 285%
increase.

A breakdown of lease rental revenues by state is as follows:
                  Model Home        Lease Revenues         # Model Homes
State           Cost at 3/31/97    1/1/97 to 3/31/97     Owned at 3/31/97

Florida            $13,822,857         $ 413,851                77

Colorado           $ 3,799,355         $ 109,480                18

Virginia           $ 1,495,847         $  42,297                 6

North Carolina     $   737,288         $  22,119                 3

Texas              $   910,481         $  20,710                 5

Georgia            $ 1,576,755         $   2,035                 5
                   -----------         ---------               ---
Total              $22,342,583         $ 610,492               114
                   ===========         =========               ===

                                      (10)

The average purchase price of model homes acquired by the Registrant was approximately $196,000. For the quarter ended March 31, 1997, the Registrant has sold four model homes for total sales price of $ 633,207 less costs of sales of $608,709 for a net gain of $24,498.

The following is an analysis of the Company's return on investments from the sale-leaseback program and the real estate under contract program as of March 31, 1997.

Return on Investment - Sale-Leaseback Program
---------------------------------------------
                                            Monthly     Monthly   Net    Annual
Model Home Units Purchase  Bank     Equity   Rental  Interest Monthly Return On
Location Purchased Price Financing Contribution Revenue Expense Revenue Invest.
-------- --------- ----- --------- ------------ ------- ------- ------ ------
Florida        77  13822857   10200988   3621869   138229   74704   63525 21.0%

Colorado       18   3799355    2776315   1023040    37994   21401   16593 19.5%

Virginia        6   1495847    1034346    461501    14958    7610    7348 19.1%

North Carolina  3    737288     505800    231488     7373    3794    3579 18.6%

Texas           5    910481     709100    201381     9105    5171    3934 23.4%

Georgia         5   1576755    1249600    327155    15768    9632    6135 22.5%
              ---  --------   --------   -------   ------   -----   ----- ----
Totals        114  22342583   16476149   5866434   223426  122311  101115 20.7%
              ===  ========   ========   =======   ======   =====   ===== ====


Return on Investment - Real Estate Under Contract Program
------------------------------------------------------------------------
                                                        Monthly   Net    Annual
Land             Purchase  Bank     Equity   Monthly Interest Monthly Return On
Location           Price Financing Contribution Revenue Expense Revenue Invest.
--------           ----- --------- ------------ ------- ------- ------ ------

Florida             8591956    6875000   1716956    85920   52995   32925 23.0%
                    =======    =======   =======    =====   =====   ===== ====

Liquidity and Capital Resources

The Registrant's principal business, leasing of model homes and real estate under contract, is a capital-intensive operation requiring constant infusions of cash as the number and size of transactions in which the Registrant is involved increases. To date, this business has been financed by capital contributed and loans made by shareholders, secured loans from banks, and an offshore private placement.

These capital contributions, loans and offering have been adequate to permit the Registrant to carry on operations to date. However, in order to finance the expansion of operations over the coming fiscal year, additional funds must be raised through the issuance of debt or equity securities. To fill this need, the Registrant anticipates completing a securities offering of $10-25 million prior to the end of 1997. The net proceeds of this offering, together with new financings and existing cash of approximately $300,000, should enable the Company to finance its growing level of operations.

                                      (11)

The Company has engaged the U.S. subsidiary of a major foreign financial institution, to provide financial advisory and investment banking services, in connection with a revolving secured credit facility and securitization of
(i) Model Home Lease Receivables and (ii) Real Estate Contract Receivables.

The preliminary Term Sheet provides for a $25,000,000 secured revolving credit facility at Libor plus a spread. It is contemplated that the facility may increase to $100,000,000 after the initial closing. This arrangement is subject to formal credit approval, completion of due diligence, and documentation.

The Company has executed a letter of intent with a major publicly traded homebuilder and real estate developer to acquire 4-5 tracts of land having a fully developed cost of $75,000,000 to $85,000,000. The agreement provides for a unit takedown schedule of finished lots over a period not to exceed 36 months. The closing is subject to completion of due diligence and formal documentation among other events.

In connection with the above transaction, the Company has accepted a proposal from a U.S. subsidiary of a major foreign financial institution to act as underwriter or placement agent for the asset backed securities. The institution will sponsor, prepare and present to the rating agencies the proposed structure and transaction details, with the goal of obtaining either multi-tranche or single-tranche investment grade ratings for the securities. The closing is subject to completion of customary due diligence and approvals.

The Company has commitments to purchase approximately $16,150,000 (75 model homes) from two major, publicly traded homebuilders in April 1997.

Verbal commitments have been made to purchase approximately $8,000,000 (48 model homes) from a major publicly traded homebuilder in July 1997.

The Registrant expects that it will be able to finance these transactions and others it currently is negotiating through available cash from the sources described above and from other secured bank loans. In addition, the Registrant is exploring the possibility of selling, either publicly or privately, securities backed by its model home inventory and real estate and development contracts. There can be no assurance, however, that any of the anticipated sources of funding will ultimately be available to the Registrant or that other financing will be available on acceptable terms.

Trends in Operations

The Registrant's operations are currently accelerating at a rapid rate. Such growth has resulted from the ongoing acquisition of model homes under lease and from the implementation of the Company's new land acquisition and contract development program. Both programs have generated significant interest from national home builders and real estate developers. The Company's successful implementation of these programs has led to increased credit facilities.

For the quarter ended March 31, 1997, purchases of model homes exceeded $4,750,000, increasing total model homes on lease at March 31, 1997 to over $22,000,000. Monthly lease rental revenues on these assets will be in excess of $220,000 per month.

                                      (12)

Forward Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") concerning the Company's operations, economic performance and financial conditions, including, in particular, the likelihood of the Company's success in developing and bringing to market the products which it currently has under development. These statements are based upon a number of assumptions and estimates which are inherently subject to significant uncertainties, and contingencies, many of which are beyond the control of the Company and reflect future business decisions which are subject to change. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect the Company's results. Consequently, actual results will vary from the statements contained herein and such variance may be material. Prospective investors should not place undue reliance on this information.

                                      (13)
SIGNATURES

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


                                           JJFN SERVICES, INC.



                                             By: /s/John P. Kushay
                                             John P. Kushay, Treasurer
                                             Chief  Financial Officer and
                                             Chief Accounting Officer

      (Duly Authorized Officer)
Date:   April 15, 1997

                                      (14)

                        JJFN Services, Inc. - Form 10-Q
                        Nine Months Ended March 31, 1997

                                   Exhibit 11
                                        Three Months  Three Months  Nine Months
                                           Ended         Ended        Ended
                                          March 31      March 31     March 31
                                            1997          1996         1997
                                        ------------  ------------  -----------
Primary

Income (loss) from
Continuing operations                   $ (153,563)   $  (89,153)   $ (329,091)
Discontinued operations                          -             -       230,432
                                        ------------  ------------  -----------
Net loss applicable to common stock       (153,563)      (89,153)     ( 98,659)
                                        ============  ============  ===========
Weighted average number of common        16,659,990    10,000,000    16,514,370
  shares outstanding

Income(loss) per common share
  Continuing operations                    (.0092)       (.0089)      (.0199)
  Discontinued operations                       -             -        .0140
                                        ------------  ------------  -----------
  Net loss                                 (.0092)       (.0089)      (.0060)
                                        ============  ============  ===========

Primary loss per common share does not include the effect of common stock equivalents because the effect of such inclusion would be to reduce loss per common share.




COMPANY ORGANIZED NOVEMBER 2, 1995, NINE MONTH COMPARATIVE FIGURES NOT AVAILABLE

                                      (15)

