Form 10-K/A
period 1996-06-30
JJFN SERVICES INC
filed 1997-07-11
CIK 1009416

UNITED STATES
        SECURITIES AND EXCHANGE COMMISSION
        WASHINGTON, D.C. 20549

        FORM 10-K/A2

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

Hovnanian is a subsidiary of Hovnanian Enterprises, Inc., a publicly-held company whose stock is traded on the American Stock Exchange. It and its predecessors have been home builders and developer for over 35 years in the New Jersey, Pennsylvania, California, Virginia, North Carolina and Florida markets. It has built and sold many thousands of moderately priced homes, and enjoys an excellent reputation in the industry. During its fiscal year ended October 31, 1995, Hovnanian Enterprises had revenues of $777,745,000 and net profits of $14,128,000 and, at fiscal year end, a net worth of $172,335,000 and a contract backlog of 1,479 homes with a total contract price of $275,701,000. For the six months ended April 30, 1996, revenues were $269,903,000 and net profits were $1,248,000; at April 30th, net worth was $178,083,060 and contract backlog was 2,221 homes with a total contract price of $400,900,000.

The following table shows the location of the 19 model homes purchased by the Registrant from Hovnanian and pertinent information relating to their purchase and rental:


Development            Number of          Cost to             Net monthly
and Location             homes           Registrant       Rental to Registrant

Juniper Glen               5             $  793,870           $  7,939
Margate, FL

Buttonwood Hammock         4             $  630,174           $  6,302
Coconut Creek, FL

La Mirage                  4             $  509,235           $  5,092
Lauderhill, FL

Pembroke Shores            6             $1,320,349           $ 13,204
Pembroke Pines, FL


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

The following table shows the location of the 42 model homes purchased to date from Engle and pertinent information relating to these purchases:



Development                  Number of     Cost to           Net monthly
and Location                   homes      Registrant     Rental to Registrant

Westchester                     3         $  494,238           $ 4,492
Boynton Beach, FL

Bay Hill                        1         $  335,207           $ 3,352
West Palm Beach, FL

Quail Run                       2         $  249,019           $ 2,490
Boynton Beach, FL

Shadow Ridge                    1         $  204,477           $ 2,045
Flower Mound, TX

White Bridge, Amherst           3         $  737,288           $ 7,373
and Hadden Hill, Apex, NC

Radcliffe                       1         $  250,935           $ 2,509
Tampa, FL

Englewood and Wimbledon         2         $  207,043           $ 2,070
Green, Zephyr Hills, FL

McNair Farms                    1         $  224,416           $ 2,244
Herndon, VA

Ashburn T/H                     2         $  495,269           $ 4,953
Ashburn, VA

Lowes Island                    2         $  500,546           $ 5,005
Sterling, VA

Jackson Farm II and             4         $  807,244           $ 8,072
Spring Creek III, CO

Meadows II and III              3         $  691,540           $ 6,915
Castle Rock, CO

Rolling Hills                   3         $  720,443           $ 7,204
Thornton, CO

Wright Farms                    2         $  340,961           $ 3,410
Brighton, CO

Highland Ranch, CO              3         $  702,591           $ 7,026

Canterbury, Emerald Forest      6         $1,173,587           $11,736
Muirfield, University
Orlando, FL

Dorchester, Kingsbridge         3         $  448,292           $ 4,483
Oviedo, FL


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

Income Statement Data


                              Inception      Three        Three       Inception
                              (11/2/95)      months       months      (11/2/95)
                               through       ended        ended        through
                               12/31/95      3/31/96      6/30/96      6/30/96
                              ---------      ------       ------      ---------

Revenues                    $    33,116  $    94,382  $   996,009  $ 1,123,507

Depreciation and amortization     7,192       32,914       94,022      134,028

Expenses                         25,596      167,605    1,014,045    1,174,432

Income (loss) before
  income taxes                      328      (73,223)    (112,058)    (184,953)

State and federal income taxes        -            -            -            -
                              ---------     --------     --------     --------
Net income (loss)           $       328  $   (73,223) $  (112,058)  $ (184,953)
                              =========     ========     ========     ========

Earnings per common share

Net income (loss) per share $         -  $     (0.01) $     (0.01)  $    (0.01)
                              =========     ========     ========     ========

Weighted average number
  of common shares           10,000,000   10,000,000   12,130,434   12,876,586
  outstanding


Balance Sheet Data

                               12/31/95      3/31/96      6/30/96
                               --------      -------      -------

Total assets                 $ 3,512,090   $ 7,237,789  $ 15,437,543

Mortgages and notes payable      955,457     4,690,310     6,993,695

Other liabilities                 66,305       145,374       385,606

Stockholders' equity           2,490,328     2,402,105     8,058,242


The following table sets forth selected financial data for the Company's predecessor, JJFN Holdings, Inc., and should be read in conjunction with the financial statements included elsewhere in this Form 10-K.

                                              Year Ended
                            ---------------------------------------------------
                            June 30,  June 30,  June 30,     June 30,  June 30,
                              1995      1994      1993         1992      1991
                            --------  --------  --------     --------  --------

Revenues                    $      -  $      -  $      -  $         -  $ 37,328

Corporate costs               25,700    26,800     2,000            -    38,756
Interest and financing        42,750    42,750    42,750            -         -
  costs

Income (loss) before income
 taxes, extraordinary loss
 and cumulative effect of
 change in accounting for
 income taxes                (68,450)  (69,550)  (44,750)           -    (1,455)

Loss from discontinued
  operations                       -         -         -   (3,276,235)        -

Gain on seizure of assets by
 creditor resulting from
 discontinued operations           -         -         -      864,165         -
                            --------  --------  --------  -----------  --------
Net loss                     (68,450)  (69,550)  (44,750)  (2,412,070)   (1,455)
                            ========  ========  ========  ===========  ========

Loss per common share:

                            --------  --------  --------  -----------  --------
Net loss                       (0.50)    (0.51)    (0.33)     (17.62)    (0.01)
                            ========  ========  ========  ===========  ========

Weighted average number
  of common shares           136,896   136,896   136,896      136,896   136,896
  outstanding


Balance Sheet Data
                                              Year Ended
                            ---------------------------------------------------
                            June 30,  June 30,  June 30,     June 30,  June 30,
                              1995      1994      1993         1992      1991
                            --------  --------  --------     --------  --------

Total assets                $      -  $      -  $      -     $      -  $ 15,160

Current liabilities          378,108   309,658   240,108      195,358    12,794

Stockholders' equity        (378,108) (309,658) (240,108)    (195,358)    2,365


Financial data for the registrant's predecessor, JJFN Holdings, Inc., is not presented for the period July 1 through November 1, 1995, which was prior to the registrant's inception. The predecessor had no operations or revenues during that period and expenses consisted only of interest expense and administrative costs. Such expenses are not relevant to the operations of JJFN Service, Inc. or to any comparison of its operating results.




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

Results of Operations

Year Ended June 30, 1996 Compared to Predecessor Year Ended June 30, 1995.

For the period from its inception on November 2, 1995 through June 30, 1996, the Registrant had revenues of $933,507 of which lease rentals on model homes totaled $418,507, revenues from the sale of model homes were $515,000 and revenues from IECM were $190,000 for the 45 day period from its date of acquisition on May 15, 1996 through June 30, 1996. The Company's predecessor, JJFN Holdings, Inc., had no revenues for the year ended June 30, 1995.

Cost of model home sales as a percentage of model home sale revenues was 98%. Cost of construction revenue as a percentage of construction revenue was 73%. The Company's predecessor, JJFN Holdings, Inc., had no cost of revenues for the year ended June 30, 1995.

The Company's selling, marketing, general & administrative expenses increased $240,000 (or 351%) during fiscal year 1996 as compared to fiscal 1995, due primarily to the predecessor's limited operations for fiscal year 1995.

Net loss for the period was $184,953 of which $151,820 was incurred in the Company's financing activities, $22,558 by IECM and $10,575 from costs incurred by Old JJFN.

The net loss of $184,953 was an increase of $116,503 (or 170%) as compared to fiscal 1995.

A breakdown of lease rental revenues by location is as follows:


                                    Lease revenues         Model homes
State                  Cost         through 6/30/96      owned at 6/30/96
-----------         ----------      ---------------      ----------------

Florida            $ 6,411,950        $  305,901              34

Colorado           $ 3,262,779        $   62,664              15

Virginia           $ 1,220,232        $   19,423               5

North Carolina     $   737,288        $   23,317               3

Texas              $   204,476        $    7,202               1
                   -----------        ----------              --
  Total            $11,836,725        $  418,507              58
                   ===========        ==========              ==


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

Cash Flows:
The Company has experienced positive cash flows during fiscal 1996. This is the result of positive cash flows from financing and operating activities, offset by negative cash flows from investing activities.

Net cash provided in operating activities totaled $70,000, comprised of net loss of $185,000, plus net adjustments for non-cash items of $105,000, plus a net change in other operating assets and liabilities of $150,000.

Net cash used in investing activities totaled $521,000, comprised of the purchase of $2,019,000 in model homes, $54,000 in capital expenditures, and $36,000 in acquisition costs, offset by $1,045,000 cash acquired in business combination, $230,000 from the sale of model homes, and $314,000 from the sale of marketable securities.

Net cash provided by financing activities totaled $1,417,000, comprised of proceeds from mortgages payable of $1,383,000 and proceeds from stockholder and related party loans of $317,000, offset by principal payments on mortgages payable of $148,000, deferred costs of $105,000, and preferred stock distributions of $30,000.




ITEM 8. FINANCIAL STATEMENTS AND
SUPPLEMENTARY SCHEDULES

See page F-1.

PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS
OF THE REGISTRANT

Executive Officers and Directors
The executive officers and directors of the Registrant are:

Name                 Age            Position
----------------     ---            ------------------------------------
Susan Schlapkohl      46            President, Chief Executive Officer
                                    and Director

John P. Kushay        35            Treasurer, Chief Financial Officer
                                    and Director

Samuel G. Weiss       45            Secretary, Counsel and Director

Joan E. Kushay        35            Assistant Secretary and Director

Janice Rufo           25            Assistant Secretary and Director

Ralph Wilson          65            Director


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


Name               Type of Report         Date filing       Date filing
                                           Required           Made

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


Name and Address                          Shares Owned      Percentage Owned (1)
-------------------------------------     --------------    ----------------
Susan Schlapkohl                            1,000,000             6.3%
Samuel G. Weiss                               154,165             1.0%
Joan E. Kushay                                154,200             1.0%
Ralph Wilson                                  157,500             1.0%
Janice Rufo                                   100,000              .6%
All directors and officers as a group       1,565,865             9.8%
David Miller                                1,458,500             9.1%
Helen Miller                                1,408,500             8.8%
Scott Miller                                1,358,500             8.5%
Rita Miller                                 1,358,500             8.5%
Helen Miller Irrevocable                    1,250,000             7.8%
Trust No.1, Libo Fineberg, Trustee
Tarlton Financial, Ltd.                     1,200,000             7.5%
Intercapital Holdings, Inc.                 1,000,000             6.3%
Lite 'N Low, Inc.                           1,050,000             6.6%
Priority Capital                            1,050,000             6.6%


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




Item                                                             Page Number

Index to consolidated financial statements                         F-1

Independent auditor's report                                       F-2

Consolidated balance sheet at June 30, 1996                        F-3

Consolidated statement of operation for the                        F-5
period November 2, 1995 (dated incorporation) through June 30, 1996

Consolidated statement of stockholders' equity or                  F-6
the period November 2, 1995 (dated incorporation) through June 30, 1996

Consolidated statement of cash flows for the                       F-7
period or the period November 2, 1995 (dated incorporation) through June 30, 1996

Notes to consolidated financial statements                         F-9

Financial statement schedules:

  Consolidated balance sheet with                                  F-19
    consolidating information

  Consolidated statement of operations                             F-20
    with consolidating information

Other schedules are either not applicable to the Registrant or have been omitted because the required information is included in the financial statements or notes thereto.

(b)     Reports on Form 8-K

No reports on Form 8-K were filed in the fourth quarter of the fiscal year ended June 30, 1996.

(c)     Exhibits
(a)     Exhibits


               Incorporated by
               Reference to Registration
Exhibit No.    Statement 333-1842         Description
-----------    -------------------------  -----------------------------------

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

10.1                  X                   Subscription Agreement between
                                          JJFN and Tarlton Company Ltd.

10.2                  X                   Consulting Agreement between
                                          JJFN and Tarlton Company Ltd.
                                          dated December 8, 1995

10.3                  X                   Loan Agreement, Promissory Note and
                                          Mortgage of the Company to Capital
                                          Bank dated January 24, 1996

10.4                  X                   Form of Sale and Lease-Back
                                          Agreements between the Company and
                                          K. Hovnanian Company of Florida, Inc.

10.6                  X                   Purchase Agreement, Loan Agreement
                                          and Consulting Agreements among JJFN
                                          and Iron Eagle Contracting Corp.,
                                          VJS International Holdings. and
                                          Priority Capital Corp.

10.7                  X                   Agreement reforming the
                                          Purchase Agreement
                                          between JJFN and Iron
                                          Eagle Contracting Corp.

10.8                  X                   Form of Purchase Agreement, Lease and
                                          and Exlusive Sale Agreement between
                                          the Company and Engle Homes Inc.

10.9                                      Loan Agreement, Promissory Note and
                                          Mortgage of the Company to Capital
                                          Bank dated April 9, 1996

10.10                                     Loan Agreement and Mortgage to
                                          Colorado State Bank dated April 25,
                                          1996

10.11                                     Promissory Note to NationsBank N.A.
                                          dated June 28, 1996

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

/s/Susan Schlapkohl__________   Dated: July 19, 1996
Susan Schlapkohl, Director

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

        WAYNE, NEW JERSEY
        HORTON & COMPANY, L.L.C.




July 18, 1996

JJFN SERVICES, INC.
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

June 30, 1996

ASSETS


Model homes on lease, at cost, net of
   accumulated depreciation of $88,027 (Notes 5 and 7)          $11,245,534

Other assets:
   Cash                                                             966,391
   Contract receivables                                             278,500
   Costs and estimated earnings in excess of
      billings on uncompleted contracts                              41,000
   Marketable securities (Notes 3 and 12)                         1,462,500
   Land and development costs                                       388,980
   Construction equipment, net of accumulated
      depreciation of $21,429 (Note 8)                              248,933
   Office furniture and equipment, net of accumulated
      depreciation of $4,309                                         73,060
   Deferred finance charges                                         152,876
   Intangibles (Note 4)                                             371,543
   Prepaid expenses and other receivables                           208,226
                                                                -----------
                                                                  4,192,009
                                                                -----------
          Total assets                                          $15,437,543
                                                                ===========












                 See notes to consolidated financial statements

JJFN SERVICES, INC.
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

June 30, 1996

LIABILITIES AND STOCKHOLDERS' EQUITY


Liabilities:
   Accounts payable and accrued expenses                      $     315,470
   Unearned rental revenue                                           60,136
   Preferred distribution payable (Note 9)                           10,000
   Note payable (Note 6)                                            450,000
   Mortgages payable (Note 7)                                     6,477,271
   Long-term debt (Note 8)                                           66,424
                                                                -----------
          Total liabilities                                       7,379,301
                                                                -----------
Commitments (Notes 11 and 12)            -

Stockholders' equity (Notes 9 and 11):
   Convertible preferred stock, $.01 par value
     25,000,000 shares authorized,
          400,000 shares issued and outstanding                       4,000
   Common stock, $.001 par value
     50,000,000 shares authorized
     15,959,990 shares issued and outstanding                        15,960
   Additional paid-in capital                                     8,223,235
   Accumulated deficit                                             (184,953)
                                                                -----------
          Total stockholders' equity                              8,058,242
                                                                -----------
          Total liabilities and stockholders' equity            $15,437,543
                                                                ===========












                 See notes to consolidated financial statements

JJFN SERVICES, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS
For the period November 2, 1995 (date of incorporation) through June 30, 1996


Revenues:
   Lease revenue (Note 5)                                       $   418,507
   Sales of model homes (Note 5)                                    515,000
   Construction revenue                                             190,000
                                                                -----------
                                                                  1,123,507
                                                                -----------
Costs and expenses:
   Interest and financing costs                                     249,940
   Cost of model homes sold                                         507,244
   Cost of construction revenue                                     139,942
   Depreciation and amortization                                    134,028
   Salaries and wages                                                96,328
   Consulting fees                                                   55,235
   Professional fees                                                 19,564
   Acquisition costs                                                 40,000
   Administrative                                                    97,840
                                                                -----------
                                                                  1,340,121
                                                                -----------
Loss from operations                                               (216,614)

Other income:
   Gain on sale of marketable securities                             26,250
   Interest income                                                    5,411
                                                                -----------
                                                                     31,661
                                                                -----------
Net loss                                                         $ (184,953)
Preferred stock distribution                                         40,000
                                                                -----------
Loss applicable to common shareholders                             (220,953)
                                                                ===========

Loss per share applicable to common stock                    $        (.021)
                                                                ===========



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


Balances, June 30, 1996 400,000 $4,000 15,959,990 $15,960 $8,223,235 $(184,953)














                 See notes to consolidated financial statements

JJFN SERVICES, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS
For the period November 2, 1995 (date of incorporation)
through June 30, 1996
    Net loss                                                    $    (184,953)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
        Amortization expense                                           34,327
            Depreciation expense                                      103,860
        Gain on sale of model homes                                    (7,756)
        Gain on sale of marketable securities                         (26,250)
           Changes in assets and liabilities, net of effects
           from business combination:
              Increase in contract receivables                        (84,000)
              Increase in costs and estimated earnings in excess
                 of billings on uncompleted contracts                 (41,000)
              Increase land and development costs                     (16,026)
              Increase in prepaid expenses                             19,158
              Increase in accounts payable and accrued expenses       212,493
              Increase in unearned rental revenue                      60,136
                                                                  -----------
                Total adjustments                                     254,942
                                                                  -----------
                Net cash provided by operating activities              69,989

    Cash flows from investing activities:
        Cash acquired in business combination                       1,044,480
        Purchase of model homes                                    (2,018,818)
        Proceeds from sale of model homes                             229,520
        Proceeds from sale of marketable securities                   313,750
        Capital expenditures                                          (53,568)
        Acquisition costs                                             (36,121)
                                                                  -----------
                Net cash provided by investing activities            (520,757)

    Cash flows from financing activities:
        Proceeds from mortgages payable                             1,383,099
        Principal payments on mortgages payable                      (148,462)
        Deferred finance charges                                     (104,579)
        Proceeds from stockholder loans                               158,250
        Loans from affiliates                                         158,851
        Preferred distributions                                       (30,000)
                                                                  -----------
                Net cash provided by financing activities           1,417,159
                                                                  -----------
Net increase in cash                                                  966,391

Cash at beginning of period                                                 -
                                                                  -----------
Cash at end of period                                             $   966,391
                                                                  ===========

Supplemental disclosures fo cash flow information
  Interest paid                                                   $   249,940
                                                                  ===========

                 See notes to consolidated financial statements

JJFN SERVICES, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

For the period November 2, 1995 (date of incorporation) through June 30, 1996




Supplemental schedules of non-cash investing and financing activities:

During the period ended June 30, 1996, the Company acquired model homes at a cost of $11,835,986. Such purchases were financed as follows:


          Model homes acquired                                    $11,835,986
          Funds deposited into escrow by stockholders
            and affiliates                                         (4,374,913)
          Bank borrowings                                          (5,442,255)

          Expenditures for acquisition of model homes               2,018,818


In connection with the Company's initial capitalization, the Company issued common and preferred stock as follows:

          Common stock issued                                     $ 1,500,000
          Preferred stock issued                                    1,000,000
          Consideration received:
            Marketable securities received                         (1,500,000)
          Funds deposited into escrow in connection
            with acquisition of model homes                        (1,000,000)

          Proceeds from issuance of common
            and preferred stock                                   $         -

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

Fair value of financial instruments
Fair value of cash approximate cost due to the short period of time to maturity. Fair value of long-term debt approximate cost since it is based on the current market rates for similar debt.

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

                Loss per common share

Loss per common share is computed by dividing the net loss less the preferred stock distributions by the weighted average number of shares of common stock outstanding during the period. For the period November 2, 1995 through June 30, 1996, the weighted average number of shares used in the calculation was 10,801,114. Primary loss per common share does not include the effect of common stock equivalents because the effect of such inclusion would be to reduce loss per common share. Fully diluted loss per share amounts are not presented because they are anti-dilutive.

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

Financial data for the registrant's predecessor, JJFN Holdings, Inc., is not presented for the period July 1 through November 1, 1995, which was prior to the registrant's inception. The predecessor had no operations or revenues during that period and expenses consisted only of interest expense and administrative costs. Such expenses are not relevant to the operations of JJFN Service, Inc. or to any comparison of its operating results.

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

Two officers and directors of the Company are also directors of Antares. Two other directors of the Company are also directors of Antares.

4.      Intangibles

        Intangibles consist of the following:

                Restrictive covenants            $ 260,000
                Customer contacts                   52,234
                Goodwill                            59,056
                Organization costs                     253
                                                  --------
                                                  $371,543

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

A summary of the results of operations and net assets for K. Hovnanian Enterprises, Inc. and subsidiaries and Engle Homes, Inc. and subsidiaries (the "Lessees") is presented below:

Note: The lessees are public companies currently filing reports with the Securities and Exchange Commission:

K. Hovnanian Enterprises, Inc.
   Results of Operations
      (In thousands)
                                                                   Eight Months
                                              Year Ended              Ended
                                        October 31,   October 31,  October 31,
                                            1995          1994         1994
                                        -----------   -----------  -----------
Net sales                               $  777,745    $  704,433   $  386,858
Profit from operations                      90,656        85,857       30,286
Net income (loss)                           14,128        11,477      (10,430)

Total assets                               645,378       612,925      612,925
Total liabilities                          469,043       450,795      450,795
Total stockholders' equity                 176,335       162,130      162,130


Engle Homes, Inc.
Results of Operations
  (In thousands)
                                                      Year Ended

                                        October 31,   October 31,  October 31,
                                            1995          1994         1993
                                        -----------   -----------  -----------
Net sales                               $  239,754    $  220,903   $  137,386
Profit from operations                      35,141        32,479       23,685
Net income (loss)                            5,912         8,907        6,298

Total assets                               251,918       188,913      143,991
Total liabilities                          177,812       122,610       85,889
Total stockholders' equity                  74,106        66,303       58,102


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

  2,473,404


$6,477,271
        Maturities of mortgages payable are as follows:

                Year ending June 30, 1997               $    161,062
                Year ending June 30, 1998                  4,180,701
                Year ending June 30, 1999                  2,135,508
                                                        ------------
                                                        $  6,477,271

8.      Long-term debt
Long-term debt consists of the following:

10% note payable to a bank in monthly installments of $1,063, including interest through April 1998. The note is secured by construction equipment.

$ 21,279

9.9% note payable to a commercial finance company in monthly installments of $1,455, including interest through June 1999. The note is secured by construction equipment.

   45,145

$ 66,424
        Maturities of long-term debt are as follows:

                Year ending June 30, 1997               $  24,713
                Year ending June 30, 1998                  25,154
                Year ending June 30, 1999                  16,557
                                                        ---------
                                                        $  66,424

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

Deferred income taxes arise from temporary differences in reporting assets and liabilities for income tax and financial accounting purposes primarily resulting from net operating losses. The components of the deferred tax asset and the related tax effects of the temporary differences are as follows:

        Non-current deferred income tax asset
        arising from net operating loss carryforward          $ 46,000

        Valuation allowance                                     46,000
                                                              --------
        Net deferred income tax asset                         $      -

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

                Lease agreements

The Company leases its office space under an operating lease for a three-year term ending in January 1999. Rent expense for the period November 2, 1995 through June 30, 1996 was $7,979. The following is a schedule of future minimum lease payments:

                Year ending June 30, 1997                 $ 17,460
                Year ending June 30, 1998                   17,868
                Year ending June 30, 1999                    9,036
                                                          --------
                                                          $ 44,364

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

            JJFN SERVICES, INC.
     CONSOLIDATED STATEMENT OF OPERATIONS WITH CONSOLIDATING INFORMATION For the period November 2, 1995 through June 30, 1996

           ADDITIONAL INFORMATION




     Iron Eagle                                    Consolidated
    JJFN          JJFN      Contracting and                         Balance
     Services, Inc.Holdings, Inc.Mechanical, In    Total         Eliminations


     Revenues:
 Lease income     418,507     0      0    418,507                 418,507
 Sales of model homes      515,000      0     0       515,000     515,000
Construction income   0    0   190,000   190,000                        190,000


    933,507             0       190,000     1,123,507            1,123,507



     Costs and expenses:
Interest and financing costs  237,963 11,075  902       249,940       249,940
Cost of model homes sold  507,244    0    0   507,244                 507,244
Cost of construction     0    0      139,942       139,942            139,942
Depreciation and amortization 124,682   0     9,346   134,028   134,028
Salaries and wages  76,411   0  19,917    96,328         96,328
Consulting fees   53,735   0   1,500        55,235     55,235
Professional fees   10,689   694         8,181        19,564      19,564
Acquisition costs     35,000    5,000        40,000           40,000
 Administrative   70,070             0        27,770        97,840      97,840

    1,115,794        11,769       212,558     1,340,121           1,340,121


Loss from operations  (182,287) (11,769) (22,558) (216,614)  (216,614)

     Other income:
Gain on sale of marketable secur  26,250    0   0    26,250          26,250
Interest income    4,217   1,194    0   5,411                    5,411

    30,467         1,194             0        31,661              31,661


 Net  loss    (151,820)      (10,575)      (22,558)     (184,953)  (184,953)

Accumulated deficit, beginning of period  0 (4,931,941) (145,374) (5,077,315)

Accumulated deficit, end of period (151,820) (4,942,516) (167,932) (5,262,268)

                              JJFN HOLDINGS, INC.
                         INDEX TO FINANCIAL STATEMENTS

                                                                   Page
                                                               ------------

Independent Auditors' Report                                     F-22

Balance sheets as of June 30, 1995 and 1994                      F-23

Statements of operations and accumulated deficit
  of the years ended June 30, 1995 and 1994                      F-24

Statements of stockholders' deficit for the years ended
  June 30, 1995 and 1994                                         F-25

Statements of cash flows for the years ended
  June 30, 1995 and 1994                                         F-26

Notes to financial statements for the years ended
  June 30, 1995 and 1994                                         F-27 - F-30

Horton & Company

Independent Auditors' Report

The Board of Directors
JJFN Holdings, Inc.
Garden City, New York

We have audited the accompanying balance sheets of JJFN Holdings, Inc. as of June 30, 1995 and 1994, and the related statements of operations and accumulated deficit, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing statdards. Those standards require that we pland and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly , in all material respects, the financial position of JJFN Holdings, Inc. as of June 30, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has suffered losses since 1990 and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Managment's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

November 17, 1995 except for Note 6,
as to which the date is November 30, 1995

Wayne, New Jersey 07470

                              JJFN HOLDINGS, INC.
                      (formerly J.W. GANT FINANCIAL, INC.)

                                 BALANCE SHEET

                                     ASSETS

                                                            June 30,
                                                       1995        1994
                                                     --------    --------
Current asset:
 Cash                                               $       -    $      -
                                                     ========    ========



                     LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
  Line of credit (Note 2)                           $ 323,608    $ 280,858
  Accrued expenses (Note 3)                            54,500       28,800
                                                     --------     --------
    Total current liabilities                         378,108      309,658

Stockholders deficit (Notes 5 and 6):
  Preferred stock, $.01 par value
    25,000,000 shares authorized,
    904,585 shares issued and outstanding               9,046        9,046
  Common stock, $.001 par value
    50,000,000 shares authorized
    136,896 shares issued and outstanding                 137          137
  Additional paid-in capital                        4,267,513    4,267,513
  Accumulated deficit                              (4,654,804)  (4,586,354)
                                                   -----------  -----------
    Total stockholders' equity                       (378,108)    (309,658)
                                                   -----------  -----------
    Total liabilities and stockholders' equity     $        -   $         -
                                                   ===========  ===========


                       See notes to financial statements
                                      F-23


                              JJFN HOLDINGS, INC.
                      (formerly J.W. GANT FINANCIAL, INC.)

                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                                                     Year ended June 30,
                                                       1995        1994
                                                     --------    --------

Revenues                                             $      -    $      -

General and administrative expenses                    25,700      26,800

Interest and financing costs                           42,750      42,750
                                                     --------    --------
Net Loss                                              (68,450)    (69,550)

Accumulated deficit, beginning of year              4,586,804   4,586,354
                                                    ---------   ---------
Accumulated deficit, end of year                   $4,654,804  $4,586,354
                                                    =========   =========

Net loss per common share                          $     (.50) $     (.51)
                                                    =========   =========


                       See notes to financial statements
                                      F-24



                              JJFN HOLDINGS, INC.
                     (formerly J.W. GANT FINANCIAL,  INC.)

                      STATEMENTS OF STOCKHOLDERS' DEFICIT

                       Years ended June 30, 1995 and 1994

                                                       Additional
                  Preferred Stock      Common Stock     Paid-In    Accumulated
                  Shares    Amount    Shares    Amount  Capital     Deficit
                  ------- ---------- --------- ------- ---------- ------------
Balances, 7/1/93  904,585 $    9,046   136,896 $   137 $4,267,513 $(4,516,804)

Net loss                -          -         -       -          -     (69,550)
                  ------- ---------- --------- ------- ---------- ------------
Balances,6/30/94  904,585 $    9,046   136,896 $   137 $4,267,513 $(4,586,354)

Net loss                -          -         -       -          -     (68,450)

Balances,6/30/95  904,585 $    9,046   136,896 $   137 $4,267,513 $(4,654,804)
                  ======= ========== ========= ======= ========== ============






                       See notes to financial statements
                                      F-25





                              JJFN HOLDINGS, INC.
                      (formerly J.W. GANT FINANCIAL, INC.)

                            STATEMENTS OF CASH FLOWS

                                                           Year ended June 30,
                                                            1995        1994
                                                          --------    --------

Net Loss                                                  $(68,450)   $(69,550)
                                                          --------    --------

Adjustments to reconcile net loss to net cash
 used in operating activities:
   Changes in assets and liabilities:
     Increase in accrued interest and financing costs       42,750      42,750
     Increase in accrued expenses                           25,700      26,800
                                                          --------    --------
       Total adjustments                                    68,450      69,550
                                                          --------    --------
       Net cash used in operating activities                     -           -
                                                          --------    --------
Cash flows from investing activities                             -           -
                                                          --------    --------
Cash flows from financing activities                             -           -
                                                          --------    --------
Net change in cash                                               -           -
                                                          --------    --------
Cash at beginning of year                                        -           -
                                                          --------    --------
Cash at end of year                                       $      -    $      -
                                                          ========    ========




                       See notes to financial statements
                                      F-26

                              JJFN HOLDINGS, INC.
                      (formerly J.W. GANT FINANCIAL, INC.)

                         NOTES TO FINANCIAL STATEMENTS

                       Years ended June 30, 1995 and 1994


1.      Summary of significant accounting policies

This summary of significant accounting policies of JJFN Holdings , Inc. (formerly J.W. Gant Financial, Inc.) (hereinafter the "Company") is presented to assist in understanding the financial statements. The financial statements and notes are presentations of the Company management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

        History and business activity

The Company was organized on June 26, 1987 as a Colorado holding company to purchase J.W. Gant & Associates, Inc. ("Associates") which became a wholly-owned subsidiary. Associates engaged in securities brokerage, trading, investment banking and other financial services for customers nationwide. On September 27, 1989, the Company became a Delaware corporation. The Company had other wholly-owned subsidiaries which included, Louis Anthony Advisory Group, Inc., a registered investment advisor, and J.D. Copperfield, Ltd., a
broker/dealer conducting a limited securities business.   Associates ceased
operations as a broker/dealer on June 30,1992.

On August 21, 1990, the Company entered into a $1,000,000 line of credit agreement with Kent Capital, Ltd. ("Kent"), (formerly Action Capital Corp.) which by its terms was initially scheduled to expire August 21, 1991. The line of credit was secured by all the assets of J.W. Gant Financial, Inc., including the capital stock of its subsidiaries. The Company paid a 3% commitment fee and 16% interest on any amounts borrowed on the line. The agreement also granted Kent the right to purchase from the Company up to 5% of al underwriters warrants that the Company had the right to acquired in connection with underwriting of public securities other than the securities of Kent or any of its affiliates.

On July 29, 1991, the line of credit agreement was amended in order to extend the agreement for an addition year to August 21, 1992. A second amendment on July 29, 1991 modified the termination date to August 31, 1992, and called for a $7,500 loan origination fee payable monthly through August 31, 1992.

Effective August 27, 191, the Company entered into a $250,000 line of credit agreement with Damill Capital Corp. ("Damill") (Note 2), a corporation owned by a principal stockholder of Kent.

During June 1992, the Company defaulted on its credit facilities. On July 22, 1992, in accordance with the Loan, Pledge and Security Agreements, the Company transferred all of its assets, fixed, real, tangible and intangible, including but not limited to all of the capital stock owned by the Company in wholly owned subsidiaries to Kent in full satisfaction of amounts due to Kent. Accordingly, the Company ceased all business activities.

                                      F-27

1.      Summary of significant accounting policies (continued)

             History and business activity (continued)

Effective November 28, 1995, the Company amended its certificate of incorporation to reflect the change in the corporate name to JJFN Holdings, Inc. JJFN Holdings, Inc. is a publicly held company.

The Company intends to seek potential business ventures which, in the opinion of management, will provide a profit to the Company. Such involvement may be in the form of an acquisition of an existing business (See Note 6).

During the years ended June 30, 1995 and 1994, the Company had no cash transactions.

        Loss per common share

Loss per common share is computed by dividing the net loss by the weighted
average number of shares of common stock outstanding.   For the years ended
June 30, 1995 and 1994, there were 6,844,800 shares of common stock equivalents outstanding.

2.      Line of credit

Effective August 27, 1991, the Company entered into a $250,000 line of credit agreement with Damill Capital Corp. ("Damill"). The line of credit bears interest at the rate of 16% per annum on the outstanding portion of principal and a loan origination fee of 7.5% of the committed amount. Interest is payable on a monthly basis. The line of credit is secured by all assets of J.W. Gant Financial, Inc., including stock in subsidiaries of the Company, subject to the prior security interest of Kent Capital, Ltd. Described in Note 1.

On July 22, 1992, as an inducement for Damill not to interfere with the transfer of assets to Kent (Note 1), the Company granted Damill the right to convert the loan plus unpaid interest and origination fees into common stock at a conversion price of $.01. However, Damill did not waive any of its rights as a secured creditor. Effective November 1995, a substantial portion of the amount due was converted to common stock (Note 6).

The components of the line of credit liability are as follows:

                                                                June 30,
                                                        1995            1994

Principal amount outstanding                          $150,000        $150,000
Accrued interest                                       101,733          77,733
Accrued financing costs                                 71,875          53,125
                                                      --------        --------
                                                      $323,608        $280,858


                                      F-28

3.      Accrued expenses

Accrued expenses principally consists of professional fees. Accrued expenses also includes a $2,000 offer to a bankruptcy trustee to acquire all of the assets of the Company's former subsidiary, J.W. Gant & Associates, Inc. ("Associates") (Note 1). In August 1994, Associates filed for protection under Chapter 7 of the U.S. Bankruptcy Law. As part of its due diligence, it was discovered that schedules of assets and liabilities filed by Associates with the Bankruptcy Court included an intercompany receivable from the Company in the amount of $2,140,000. No claims have been asserted against the Company, not have any steps been taken by the Trustee to pursue the matter. Management of the Company disputes the existence of any liability of Associates. The Company has made an offer to acquire all of the assets of
J.W. Gant & Associates, Inc. for $2,000.   Management does not believe that
there is any significant value to the assets of Associates.   Such assets
would include the aforementioned intercompany receivable as well as underwriter warrants and options. The Trustee has accepted the offer subject to the completion of statutory requirements including notification of creditors. In the opinion of management and legal counsel, the matter will be resolved without any adverse consequences to the Company.

4.      Income taxes

The Company has net operating losses available for carryforward to offset future years' taxable income. The net operating losses expire in the years ending June 30, 2005 through 2010.







Deferred income taxes arise from temporary differences in reporting assets and liabilities for income tax and financial accounting purposes primarily resulting from net operating losses. The components of the deferred tax asset and the related tax effects of the temporary differences at June 30, 1995 and 1994 as follows:

                                                                     June 30,

                                                        1995          1994
Non-current deferred income tax asset
arising from net operating loss carryforward            $366,000      $356,000

Valuation allowance                                     (366,000)     (356,000)

Net deferred income tax asset                          $       -     $       -

5.      Going concern

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses resulting in a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Management is seeking to acquire a business which will provide a profit to the Company.

                                      F-29


6.      Subsequent events

        Corporate name change

Effective November 28, 1995, the Company amended its certificate of incorporation to reflect the change in the corporate name to JJFN Holdings, Inc.

        Stockholders' equity

Effective November 28, 1995, the Company amended its certificate of incorporation to increase authorized common stock from 15,000,000 shares at $.01 par value to 50,000,000 shares at $.001 par value and increased authorized preferred stock from 8,000,000 shares at $2.50 par value to 25,000,000 shares at $.01 par value. The features of the preferred stock were unchanged other than the elimination of the 8.75% non-cumulative dividend.

Effective November 28, 1995, the Directors declared a 1 for 50 reverse stock split of its common and preferred stock. On November 30, 1995, Damill (Note
3) converted $150,000 of its line of credit receivable from the Company into 300,000 post-split shares of common stock.

All share and per share amounts have been retroactively restated to reflect the change in par value, increase in authorized shares and the reverse stock split.

        Letter of intent

Effective November 29, 1995, the Company executed a letter of intent with J&J Financial Services, Inc. which outlines the general terms of a plan of merger of the two companies. J&J Financial Services, Inc. is engaged in the purchase and leasing of model homes and accounts receivable factoring and financing.







                                      F-30




EXHIB II 10.9

Loan Agreement and Promissory Note to
Capital Bank dated April 9, 1996










PROMISSORY NOTE

$2,300,000.00 Miami, Florida
April 9, 1996

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

(b) ~ ~zeed he~4 n, the te~ "Az:'nual 9a~io" n~ean~z Conpilt:atiOn of interest ~or t2xe aocual r~umber oE daye elapoed azld aa iE eacb. year ~rere con~poa.dl o~ 360 daye. tc) A. used herein, the term "B.ee Rate. ~neans the 30 O - y 1.1330 Rate per annum ra~e o, lz:~cere~t ae wh. ch dopoeits in t7. s . Dollars are oered for a 3 oday period, wh~ch appe~rs on the ~elrate Page
3~SO, au pu~l4~bed by ':he sriti.h B~zl~e=. ~ssociation, " - of ll:DO a.m. Loncton time, on tHe d~y t~at 1 -two (2 ) ~usines8 day3 prio~ to the Eirat day of such int:crest pe~iod as' auch rate may be adJusted by the ~e~nde:r ~n i~s sole discretion to n~eet res~erve, reyniremenes, conaintently applied, "nd ea such adJueted ratm ie eaeabl~shed ~nd ~eclazed to be tho -30-~ay LIBO Rato.~. {d) Any D=Ch r~te 4e a g~neral re~erence rate ot 4~-ereet, may not be rel~ted to any onbor rate, and m~y not be e~c loweet or best rate actually charged by ~ender to any cuseomer or a favor rate and may noe corre~pond with future tucrea~ee or deoreas=e i" intereet r~tes charged by other lender" or market rates in gene~al. (e] Any psincipal o, ~n~, to the extent permxteed by applica~le law, any ineereDe on, ehie "ote, "nd any other aum payable bereunder, which i. "ot paid whe~l duo shall bear intere-t, f~om tho date due and payable until paid payable <,n demand, at a rate per annum |~be "Pauc Due Rate-) eg~al to ehe rato o interest o~herwi~e paya~le on tbie Note, plue four po~ce=t (~. ~ Pr~pawmene The Borrower may prepay the principal balance of ch= wote or any portion hereof, without penal ty, at any time. s. ~ate Ch-~=oe, I~ the sorrowe~ ~aila co m~ke any payment under the terme of thie Note w~thin ti~teen (15) dayo after th. ~a~e euch payment ie ~ue. the Dor~ower aball 2ay to the Dender o" demand a late charge egual to Cour porcent (~) ot such payment. Such fifteen {15) day period ehall not be construed "e in any way extend~ng ehe due dae of any paymene. ~he "late charge~. i8 impoued for ehe purpose of de~raying the expen~es of the Lender inc~dent to handling euch delinquent paymene. Thi~ charge shall be in addition to, and not in lieu oE, the Paet Due RaCe and any other remedy eh. ~ender may hawe, whether authorized he~oin o~ by la-, and ie ~n addition to any f~es an~ chargee of any agent" or attorneye which ~ender may employ upo" the occurrenae of a Default {he~einafter deined) under this Hote l 6. cert-4n Pro-ision. ~e=.rdin~ Pavmepte. All paymente m~de on this note mbal1 De applied, to the extent thereo*, to la~e charger , accrued but unpa ~ d i=-ereBe, unpaid principal, ~nd any other sume due and unpaid to the Den~e~ under the Loan Docum~nta, in auch manner and order as tho Lender may elect 4= its ~iocret. on. Acceptance by the holder he~eof of any payment in an "wo.unt lose ehan the amo~ne then due shal l be deemed an accepeanee on account only and -hall not in "ny way excuse tho exiet~nce o a Default. - 7. Default~. Upon (a) any fadlure ot tho Borrower to make any payment required under chl" Note, or {~) the ocaurrence of a De~ault t'=^er any o~ the other Doan Documen~n {either of which evente -ball coneti~ute a ''nefault" herounder), the ~ender may declare the ==paid p~inc~pal balance and all o~her amount" due bereunde~ to be immedi~tely dwo and paya~le and may exe~cise any rights. powers "n~ remedies availa~le to it under this Note ~nder any other Doan Document, and at law or in equ~ty, and all auch ~emediee shall be cumulative ~he Lender r D ta$1ure or delay $= exerci~in~ tbe foregoing right-, ae to any occurrence ahall not be construed au a wai~er o any DeSau,= or a wa~ver ot Such rightt

If any holder o~ ehia Notu retain" an attorney to collect, en~orce or defend thia No~e or any other ~oan Docu~ent in any lawsuit or in any probate, reorganization, bankruptcy, a~bitration or other proceeding, or `~ the Borrower eues any holde~ in connection with -hi~ Note or any ocher ~oan Document, ehe" the Borrowe~ agree3 tO pay to eaen "uch holder, "11 coeta "nd expen~ee incu~red ~y euch holdex in trying to collect thle Note or in any "uch ~uit ar proceeding, including ateo~neye~ ees. 8 ~ommere~ a ~urDou~. ~he Bor~ower warrante that(i) ehe Loan is being made solely to ac~ui~e or carry o~ a buaineee or commercial e~terpri~e; (i4) the Dorrowe~ ie a bus~nesa or commercial or~anization; {~) ^11 of the proceede oE the ~oan aha,1 be ueed ~or commercial purpo~es; (iv) the Loan shall be conatrued tor all pU=pO3c3 as a commercial loan; and (~) the Loan is not made tor personal, family or hou-~old purposea. 9, wai~e~ o ~u~y ~rial ~RB aQnRow~R w^IYEB ~RIA~ sY ~URY 1H ANY ACTION OR PR0CEED=NG TO WH4CH THE BORaDWER AND ~ER.~E~D~R M~ B~ P^R=I~S, AnIsI"G oU~ OF OR IM ANY WA~ PHRTA=RZNG =0 T~I~ ~oTE, ~HE ~QAN AoREEME"r~ ~HE DEED O~ T~Ug~ OR AMY OF -~-~= O~ - K LCAN DCCUM~NT6. X~ IS AGRE~D AND uNDER.=OOD ~EA~ ~XIg wA:vEn coMS=rTUTE- A W^IVER OF TX~A~ BY ~URY OF ^~ CL^:Mg A AIMS~ A=L PARTZBS ~0 SUCH AC~rONs O!Z PROCEEDINGS, INC~UD~t3 ~T.^ ZM`:
ACAIMSS ~ARrIEs h WHO ARB wotr P^RTZES TO ~:CS NOTE:. S~IS WAIVER I8 JcNosv~rGI`Y, P7II=INC3LY A~D Vo~TARl~Y MADE BY ~ BORROW}5R.

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