Form 10-Q/A
period 1996-09-30
JJFN SERVICES INC
filed 1997-07-11
CIK 1009416

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-Q/A2

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

                           Yes   X                No

























                              JJFN SERVICES, INC.

                     Index to Quarterly Report on Form 10-Q
                    For the Quarter Ended September 30, 1996

                        Part I.    FINANCIAL INFORMATION

Item 1.  Financial Statements                                     Page Number

         Condensed Consolidated Balance Sheets as of                  3
         September 30, 1996 and June 30, 1996.

         Condensed Consolidated Statement of Operations               4
         for the three months ended September 30, 1996 and 1995

         Consolidated Statements of Cash Flows                        5
         for the three months ended September 30, 1996 and 1995

         Notes to Financial Statements                               6-9

Item 2.  Management's Discussion and Analysis of Financial          10-15
         Condition and Results of Operations.




























                                      (2)




                              JJFN SERVICES, INC.
                                 AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     (Unaudited)
                                                     September 30    June 30
                                  ASSETS                1996           1996
                                                     -----------   -----------

Model Homes on lease, at cost net of                 $13,224,825   $11,245,534
   accumulated depreciation of $ 166,602
Real Estate under contract for development and sale    8,591,956
                                                     -----------   -----------
                                                      21,816,781    11,245,534
                                                     -----------   -----------
Other assets:
 Cash                                                    483,467       770,723
 Marketable Securities                                    25,000     1,462,500
 Net assets realizable on divestiture                  1,027,625       832,068
 Deferred charges & other assets                         568,077       416,563
                                                     -----------   -----------
   Total Other Assets                                  2,104,169     3,481,854
                                                     -----------   -----------
   Total Assets                                      $23,920,950   $14,727,388
                                                     ===========   ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Mortgages Payable                                   $16,063,585   $ 6,477,271
 Unearned Rental Revenue                                 129,722        60,136
 Accounts Payable & Accrued expenses                     186,379       131,739
                                                     -----------   -----------
    Total Liabilities                                 16,379,686     6,669,146
                                                     -----------   -----------


Stockholders' Equity
 Convertible Preferred Stock, $.01 par value
  25,000,000 shares authorized
   400,000 shares issued and outstanding                   4,000         4,000
 Common Stock, $.001 par value
  50,000,000 shares authorized
  16,659,990/15,959,990 shares issued and outstanding     16,660        15,960
 Additional paid-in capital                            8,208,235     8,223,235
 Unrealized gain (loss) on Marketable Securities        (225,000)
 Accumulated Deficit                                    (293,381)     (184,953)
 Receivable arising from stockholder indemnity agreement(169,250)            -
                                                     -----------   -----------
   Total Stockholders' Equity                          7,541,264     8,058,242
                                                     -----------   -----------
   Total Liabilities and Stockholders' Equity        $23,920,950   $14,727,388
                                                     ===========   ===========




                                      (3)

                              JJFN SERVICES, INC.
                                 AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     Three Months Ended September 30, 1996 and
               Predecessor Three Months Ended September 30, 1995
                                (Unaudited)

                                                       Three Months Ended
                                                          September 30,
                                                        1996         1995
                                                     ----------    ----------
Revenues:
  Rental Income                                       $380,949      $     -
  Model Home sales                                     264,279            -
  Real Estate option fees                               37,232            -
  Interest Income                                        9,088            -
                                                      --------      -------
  Total Revenues                                       691,548      $     -
                                                      --------      -------
Costs and expenses:
  Interest expense                                     208,805       10,688
  Cost of model homes sold                             258,613            -
  Depreciation and amortization                        131,643            -
  Corporate                                            146,471        7,500
                                                      --------      -------
  Total Operating Expenses                             745,532       18,188
                                                      --------      -------
Loss from continuing operations                        (53,984)     (18,188)
                                                      --------      -------
Loss from divested operations                          (54,444)           -
                                                      --------      -------
Net loss                                              (108,428)     (18,188)

Preferred stock distribution                             5,000            -
                                                      --------      -------
Loss applicable to common shareholders               ($113,428)    ($18,188)
                                                      ========      =======

Loss per share data:
  Continuing operations                               $ ( 0.00)   $   (0.13)
  Divested operations                                   ( 0.00)           -
                                                      --------      -------
  Net loss                                            $ ( 0.01)   $   (0.13)
                                                      ========      =======

Weighted average number of shares                   16,226,294      136,896

















                                      (4)

                              JJFN SERVICES, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     Three Months Ended September 30, 1996
               Predecessor Three Months Ended September 30, 1995
                                  (Unaudited)


                                                       Three Months Ended
                                                          September 30,
                                                        1996         1995
                                                     ----------    ----------


Net Loss                                             ($108,428)     ($18,188)
                                                     ----------    ----------
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Amortization expense                                   45,244              -
 Depreciation expense                                   86,399              -
 Gain on sale of model homes                            (5,665)             -
 Changes in assets and liabilities:
   Decrease in prepaid expenses and deposits           112,017              -
   Increase in accounts payable and accrued expenses    54,639         18,188
   Increase in unearned rental revenue                  69,586              -
   Increase in net assets realizable on divestiture   (195,557)             -
                                                     ----------    ----------
    Total adjustments                                  166,663         18,188
                                                     ----------    ----------
    Net cash provided by operating activities           58,235              -
                                                     ----------    ----------
Cash flows from investing activities
 Purchase of model homes                            (2,750,990)             -
 Proceeds from sale of model homes                     272,712              -
 Proceeds from sale of marketable securities           218,250              -
 Capital expenditures                                     (818)             -
                                                     ----------    ----------
    Net cash used in investing activities           (2,260,846)             -
                                                     ----------    ----------
Cash flows from financing activities:
 Proceeds from mortgages payable                     1,450,288              -
 Principal payments on mortgages payable              (263,025)             -
 Deferred financing costs                              (28,779)             -
 Proceeds from notes payable                           825,000              -
 Proceeds from issuance of common stock                    700              -
 Preferred distribution                                (15,000)             -
 Deferred offering costs                               (53,829)             -
                                                     ----------    ----------
    Net cash provided by financing activities        1,915,355              -
                                                     ----------    ----------
Net decrease in cash                                  (287,256)             -

Cash at beginning of period                            770,723              -
                                                     ----------    ----------
Cash at end of period                                 $483,467      $       -
                                                     ==========    ==========
Supplemental disclosure of cash flow information:

Interest paid                                         $166,872      $       -





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

Note 5.  Marketable Securities

Marketable securities consist of the following:

                                               September 30,       June 30,
                                                   1996              1996
                                               -------------     -----------
Marketable securities:
    Antares Resources Corp.-Common Stock
        100,000 shares at $ .25                 $   25,000        $     -
        585,000 shares at  2.50                       -             1,462,500

                                               -------------     ------------
                                                $   25,000        $ 1,462,500
                                               =============     ============



                                      (8)

During July 1996, the Company entered into an indemnity agreement with a significant shareholder, which induced JJFN not to sell its shares in Antares. The shareholder agreed that if JJFN, in the future, sells any shares at a price less than the market value of the shares at their date of acquisition ($2.50 per share), the shareholder would contribute additional shares of Antares common stock, or other property, having a fair market value equal to such difference.

During September 1996, JJFN sold 485,000 shares of Antares, which were acquired at a cost of $1,212,500, for $218,250. Since the shareholder agreed to indemnify JJFN if the marketable securities were sold at less than cost, no loss was recorded on the sale. The deficiency of $994,250 was satisfied in part by offsetting $825,000 of loans due to shareholders with the balance of $169,250 recorded as a receivable arising from the indemnity agreement. Such receivable is reflected as a reduction in stockholders' equity until such time that the stockholder satisfies the remainder of the obligation.

The obligation of the shareholder was fully satisfied in the quarter ended December 31, 1996.

The transaction is summarized as follows:

    Original Cost                         $ 1,212,500
    Sale Price                               (218,250)
                                          ------------
    Deficiency                                994,250

    Portion Satisfied by offsetting
     loans due to shareholders               (825,000)
                                          ------------
    Receivable arising from stockholder
      indemnity agreement                 $   169,250
                                          ============


































                                      (9)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A summary of the operating results of JJFN Services, Inc. and subsidiary for the three months ended September 30, 1996, and Predecessor three months ended September 30, 1995 are presented below.

                                          Three Months     Three Months
                                             Ended            Ended
                                          September 30,    September 30,
                                              1996      %     1995      %
                                          --------------------------------
Revenues:
  Rental revenue                          $ 380,949    88%   $      -   -%
  Real Estate option fees                    37,232     9%          -   -%
  Gain on sale of model homes                 5,666     1%          -   -%
  Interest income                             9,088     2%          -   -%
  Gain on sale securities                         0     0%          -   -%
                                          --------------------------------
   Total revenues                         $ 432,935   100%          -   -%


  Interest expense                          208,805    48%     10,688   -%
  Depreciation & Amortization               131,643    30%          -   -%
  Corporate                                 146,471    34%      7,500   -%
                                          --------------------------------
   Total expenses                           486,919   112%     18,188   -%

Loss from continuing operations              53,984    12%     18,188   -%
                                          --------------------------------
Loss from divested operations                54,444    13%          -   -%
                                          --------------------------------
Net loss                                    108,428    25%     18,188   -%
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

Results of Operations:

Three Months Ended September 30, 1996 compared to September 30, 1995

The Company's predecessor had no revenues for the quarter ended September 30, 1995, accordingly, no revenue comparisons are presented.

Selling, general and administrative expenses increased $469,000 (or 2577%) during the three months ended September 30, 1996, as compared to the corresponding fiscal 1995 period, primarily due to the predecessor's limited operations for fiscal year 1995.

The net loss of $108,428 was an increase of $90,240 (or 496%) as compared to fiscal 1995.

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

Cash Flows
Net cash provided in operating activities totaled $58,000, comprised of net loss of $108,000, plus net adjustments for non-cash items of $125,000, plus a net change in other operating assets and liabilities of $41,000.

Net cash used in investing activities totaled $2,261,000, comprised of the purchase of $2,751,000 in model homes and $1,000 in capital expenditures, offset by $273,000 from the sale of model homes, and $218,000 from the sale of marketable securities.

Net cash provided by financing activities totaled $1,915,000, comprised of proceeds from mortgages payable of $1,450,000, proceeds from stockholder loans of $825,000, and $1,000 from issuance of common stock, offset by principal payments on mortgages payable of $263,000, deferred costs of $83,000, and preferred stock distributions of $15,000.


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