Form 10-Q/A
period 1996-12-30
JJFN SERVICES INC
filed 1997-07-11
CIK 1009416

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
         for the three months and six months ended December 31, 1996, and the three months and six months ended December 31, 1995.

         Consolidated Statements of Cash Flows                        5
         for the six months ended December 31, 1996, and the six months ended December 31, 1995

         Notes to Condensed Consolidated Financial Statements       6-8

Item 2.  Management's Discussion and Analysis of Financial         9-14
         Condition and Results of Operations.









                                      (2)



                              JJFN SERVICES, INC.
                                 AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   (Unaudited)
                                                   December 31       June 30
                                  ASSETS             1996             1996
                                                   -----------     -----------

Model Homes on lease, at cost, net of              $17,912,459     $11,245,534
  accumulated depreciation of $239,577/$88,027
Real Estate under contract for development and sale  8,591,956               -
                                                   -----------     -----------
                                                    26,504,415      11,245,534
                                                   -----------     -----------
Other assets:
 Cash                                                  186,182         770,723
 Marketable Securities                                       -       1,462,500
 Net assets realizable on divestiture                1,312,500         832,068
 Deferred charges & other assets                       551,771         416,563
                                                   -----------     -----------
   Total Other Assets                                2,050,453       3,481,854
                                                   -----------     -----------
   Total Assets                                    $28,554,868     $14,727,388
                                                   ===========     ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Mortgages Payable                                 $19,589,771     $ 6,477,271
 Notes Payable                                         470,907               -
 Accounts Payable & Accrued expenses                   259,645         131,739
 Unearned Rental Revenue                               125,698          60,136
                                                   -----------     -----------
    Total Liabilities                               20,446,021       6,669,146
                                                   -----------     -----------


Stockholders' Equity
 Convertible Preferred Stock, $.01 par value
  25,000,000 shares authorized
   400,000 shares issued and outstanding                 4,000           4,000
 Common Stock, $.001 par value
  50,000,000 shares authorized
  16,659,990/15,959,990 shares issued and outstanding   16,660          15,960
 Additional paid-in capital                          8,218,235       8,223,235
 Accumulated Deficit                                  (130,048)       (184,953)
                                                   -----------     -----------
   Total Stockholders' Equity                        8,108,847       8,058,242
                                                   -----------     -----------
   Total Liabilities and Stockholders' Equity      $28,554,868     $14,727,388
                                                   ===========     ===========

                                      (3)


                              JJFN SERVICES, INC.
                                 AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
            Three Months and Six Months Ended December 31, 1996 and
        Predecessor Three Months and Six Months Ended December 31, 1995
                                (Unaudited)

                                  Three Months Ended        Six Months Ended
                                     December 31,             December 31,
                                   1996        1995         1996        1995
                                 ---------   ---------    ---------   ---------
Revenues:
  Rental Income                  $ 407,936   $       -    $ 788,885   $       -
  Real Estate option fees          263,486           -      300,718           -
  Model Home sales               1,018,890           -    1,283,169           -
  Interest Income                    3,488           -       12,577           -
                                 ---------   ---------    ---------   ---------
  Total Revenues                 1,693,800           -    2,385,349           -
                                 ---------   ---------    ---------   ---------
Costs and expenses:
  Interest expense                 392,184      13,967      600,989      24,655
  Cost of model homes sold         997,864           -    1,256,477           -
  Depreciation and amortization    149,178           -      280,821           -
  Corporate                        276,118     176,057      422,589     183,557
                                 ---------   ---------    ---------   ---------
  Total Operating Expenses       1,815,344     190,024    2,560,876     208,212
                                 ---------   ---------    ---------   ---------
Income(Loss) from                 (121,544)   (190,024)    (175,527)   (208,212)
  continuing operations
                                 ---------   ---------    ---------   ---------
Loss from divested operations            -           -     ( 54,444)          -
Gain on disposal of divested       284,876           -      284,876           -
  operations
                                 ---------   ---------    ---------   ---------
Income(loss) before income taxes   163,332    (190,024)      54,905    (208,212)
                                 ---------   ---------    ---------   ---------
Income taxes:
  Current expense                   41,000           -       14,000           -
  Deferred tax benefit from        (41,000)          -      (14,000)          -
   utilization of net operating
   loss carryforward
                                 ---------   ---------    ---------   ---------
Income taxes                             -           -            -           -
                                 ---------   ---------    ---------   ---------
Net income (loss)                $ 163,332   $(190,024)   $  54,905   $(208,212)

Preferred stock distribution             -           -        5,000           -
                                 ---------   ---------    ---------   ---------
Income (loss) applicable to
  common shareholders            $ 163,332   $(190,024)   $  49,905   $(208,212)
                                 =========   =========    =========   =========

Earnings (Loss) per share data:
  Continuing operations          $  ( 0.01)  $   (0.37)   $  ( 0.01)  $   (0.50)
  Divested operations                 0.02            -        0.01           -
                                 ---------   ---------    ---------   ---------
  Net income (loss)              $    0.01       (0.37)   $    0.00   $   (0.50)
                                 =========   =========    =========   =========

Weighted average number         16,659,990     518,309   16,443,142     417,181
 of shares


                                      (4)

                              JJFN SERVICES, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     Six Months Ended December 31, 1996 and
                 Predecessor Six Months Ended December 31, 1995
                                  (Unaudited)

                                                        Six Months   Six Months
                                                          Ended        Ended
                                                         12/31/96     12/31/95
                                                        -----------  ----------

Net Income (Loss)                                        $  54,905   $(208,212)
                                                        -----------  ----------
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Amortization expense                                      104,210         895
 Depreciation expense                                      176,611           -
 Rental revenue paid to related party                            -           -
 Gain on sale of model homes                               (26,692)          -
 Gain on disposal of divested operations                  (284,876)          -
 Stock issued for consulting services                            -     140,000
 Changes in assets and liabilities:
   Decrease in prepaid expenses and deposits               162,783           -
   Increase in organization costs and deposits                   -        (884)
   Increase in accounts payable and accrued expenses       137,904      41,439
   Increase in unearned rental revenue                      65,562          -
   Increase in net assets realizable on divestiture       (195,556)          -
                                                        -----------  ----------
    Total adjustments                                      139,946     181,450
                                                        -----------  ----------
    Net cash provided by operating activities              194,851      26,762
                                                        -----------  ----------
Cash flows from investing activities
 Purchase of model homes                                (3,581,825)          -
 Proceeds from sale of model homes                       1,257,880           -
 Proceeds from sale of marketable securities               239,250           -
 Capital expenditures                                       (3,883)          -
                                                        -----------  ----------
    Net cash used in investing activities               (2,088,578)          -
                                                        -----------  ----------
Cash flows from financing activities:
 Proceeds from mortgages payable                         1,390,220           -
 Principal payments on mortgages payable                (1,124,364)          -
 Deferred financing costs                                  (38,541)     (9,000)
 Deferred offering costs                                   (53,829)          -
 Proceeds from notes payable                             1,150,000     350,000
 Proceeds from stockholder loans                                 -      12,500
 Proceeds from issuance of common stock                        700           -
 Proceeds from issuance of stock options                         -     125,000
 Preferred distribution                                    (15,000)          -
                                                        -----------  ----------
    Net cash provided by financing activities            1,309,186     478,500
                                                        -----------  ----------
Net decrease in cash                                      (584,541)    451,738

Cash at beginning of period                                770,723           -
                                                        -----------  ----------
Cash at end of period                                     $186,182    $451,738
                                                        ===========  ==========
Supplemental disclosure of cash flow information:

                                    Interest paid -       $505,894    $    500



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


Note 5.  Marketable Securities

Marketable securities and related receivable consist of the following:

                                               December 31,       June 30,
                                                   1996              1996
                                               -------------     -----------
Marketable securities:
    Antares Resources Corp.-Common Stock
        585,000 shares at  2.50                           -         1,462,500

                                               -------------     ------------
                                                 $        -       $ 1,462,500
                                               =============     ============

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

During September 1996, JJFN sold 485,000 shares of Antares, which were acquired at a cost of $1,212,500, for $218,250, and in October 1996 sold 100,000 shares of Antares, which were acquired at a cost of $250,000, for $21,000. Since the shareholder agreed to indemnify JJFN if the marketable securities were sold at less than cost, no loss was recorded on the sale. The deficiency of $1,223,250 was satisfied by offsetting $1,223,250 of loans due to shareholders.


The transaction is summarized as follows:

    Original Cost                         $ 1,462,500
    Sale Price                               (239,250)
                                          ------------
    Deficency Satisfied by offsetting
     loans due to shareholders              1,223,250
                                          ============








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


Six Months Ended December 31, 1996 compared to Predecessor Six Months Ended December 31, 1995.

The Company's predecessor had no revenues for the six months ended December 31, 1995, accordingly, no revenue comparisons are presented.

Selling, general and administrative expenses increased $239,000 (or 130%) during the six months ended December 31, 1996, as compared to the corresponding fiscal 1995 period, primarily due to the predecessor's limited operations for fiscal year 1995.

The Company had net income of $55,000 for the six months ended December 31, 1996, as compared to net loss of $208,000 for the Company's predecessor for the six months ended December 31, 1995.


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

Cash Flows
Net cash provided in operating activities totaled $195,000, comprised of net income of $55,000, plus a net change in other operating assets and liabilities of $171,000, offset by $31,000 of net adjustments for non-cash items.

Net cash used in investing activities totaled $2,089,000, comprised of the purchase of $3,582,000 in model homes and $4,000 in capital expenditures, offset by $1,258,000 from the sale of model homes, and $239,000 from the sale of marketable securities.

Net cash provided by financing activities totaled $1,309,000, comprised of proceeds from mortgages payable of $1,390,000, proceeds from stockholder loans of $1,150,000, and $1,000 from issuance of common stock, offset by principal payments on mortgages payable of $1,124,000, deferred costs of $93,000, and preferred stock distributions of $15,000.


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