Form 10-Q/A
period 1997-03-31
JJFN SERVICES INC
filed 1997-07-15
CIK 1009416

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

                              JJFN SERVICES, INC.

                                     INDEX


                        Part I.    FINANCIAL INFORMATION

Item 1.  Financial Statements                                     Page Number

         Condensed Consolidated Balance Sheets as of                  3
         March 31, 1997 (unaudited) and June 30, 1996.

         Condensed Consolidated Statement of Operations               4
         for the three and nine months ended March 31, 1997, and Predecessor three and nine months ended March 31, 1996.
         (unaudited)

         Condensed Consolidated Statement of Cash Flows               5
         for the nine months ended March 31, 1997, and Predecessor nine months ended March 31, 1996.
         (unaudited)

         Notes to Condensed Consolidated Financial Statements       6-7
         (unaudited)

Item 2.  Management's Discussion and Analysis of Financial         8-12
         Condition and Results of Operations.

                         Part II.    OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

              No reports on Form 8-K were filed for the three months ended March 31, 1997.

         Signatures                                                  13

Exhibit No.

   11         Computation of earnings per share.                     14

                              JJFN SERVICES, INC.
                                 AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   (Unaudited)
                                                    March 31        June 30
                                  ASSETS             1997             1996
                                                   -----------     -----------
Revenue producing assets:
 Model homes on lease                              $22,342,583     $11,333,561
 Less: accumulated depreciation                       (363,462)        (88,027)
                                                   -----------     -----------
 Model homes on lease, net                          21,979,121      11,245,534

 Real estate under contract                          8,591,956               -
                                                   -----------     -----------
   Total revenue producing assets                   30,571,077      11,245,534
                                                   -----------     -----------
Other assets:
 Cash                                                  301,508         770,723
 Marketable securities and related receivables               -       1,462,500
 Net assets realizable on divestiture                1,312,500         832,068
 Deferred charges and other assets                     553,809         416,563
                                                   -----------     -----------
   Total other assets                                2,167,817       3,481,854
                                                   -----------     -----------
   Total assets                                    $32,738,894     $14,727,388
                                                   ===========     ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Mortgages payable                                 $23,351,149     $ 6,477,271
 Notes payable                                         775,907               -
 Accounts payable & accrued expenses                   392,245         131,739
 Unearned rental revenue                               208,347          60,136
                                                   -----------     -----------
    Total liabilities                               24,727,648       6,669,146
                                                   -----------     -----------


Stockholders' equity:
 Convertible preferred stock, $.01 par value
  25,000,000 shares authorized
   400,000 shares issued and outstanding                 4,000           4,000
 Common stock, $.001 par value
  50,000,000 shares authorized
  16,659,990/15,959,990 shares issued and outstanding   16,660          15,960
 Additional paid-in capital                          8,218,235       8,223,235
 Accumulated deficit                                  (227,649)       (184,953)
                                                   -----------     -----------
   Total stockholders' equity                        8,011,246       8,058,242
                                                   -----------     -----------
   Total liabilities and stockholders' equity      $32,738,894     $14,727,388
                                                   ===========     ===========
                            See accompanying notes.
                                            (3)


                              JJFN SERVICES, INC.
                                 AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
             Three Months and Nine Months Ended March 31, 1997 and
         Predecessor Three Months and Nine Months Ended March 31, 1996
                                (Unaudited)

                                  Three Months Ended        Nine Months Ended
                                       March 31,               March 31,
                                   1997        1996         1997        1996
                                 ---------   ---------    ---------   ---------
Revenues:
  Lease revenue & option fees    $ 868,251   $       -   $1,957,854   $       -
  Construction revenue                   -      48,750            -      48,750
  Model Home sales                 633,207           -    1,916,376           -
  Interest Income                   60,137       2,629       72,713       2,629
                                 ---------   ---------    ---------   ---------
  Total Revenues                 1,561,595      51,379    3,946,943      51,379
                                 ---------   ---------    ---------   ---------
Costs and expenses:
  Interest expense                 493,970      36,932    1,094,959      61,587
  Cost of model homes sold         608,709           -    1,865,186           -
  Depreciation and amortization    203,375      16,682      484,196      16,682
  Construction costs                     -      33,018            -      33,018
  Corporate                        353,142      48,314      775,731     231,871
                                 ---------   ---------    ---------   ---------
  Total Operating Expenses       1,659,196     134,946    4,220,072     343,158
                                 ---------   ---------    ---------   ---------
Loss from continuing operations    (97,601)    (83,567)    (273,129)   (291,779)
                                 ---------   ---------    ---------   ---------
Loss from divested operations            -           -     ( 54,444)          -
Gain on disposal of divested             -           -      284,876           -
  operations
                                 ---------   ---------    ---------   ---------
Net loss                           (97,601)    (83,567)     (42,697)   (291,779)
                                 ---------   ---------    ---------   ---------

Preferred stock distribution             -           -        5,000           -
                                 ---------   ---------    ---------   ---------
Loss applicable to
  common shareholders            $ (97,601)  $ (83,567)   $ (47,697)  $(291,779)
                                 =========   =========    =========   =========

Earnings (Loss) per share data:
  Continuing operations          $  ( 0.01)  $   (0.03)   $  ( 0.02)  $   (0.21)
  Divested operations                    -            -        0.01           -
                                 ---------   ---------    ---------   ---------
  Net income (loss)              $   (0.01)      (0.03)   $   (0.01)  $   (0.21)
                                 =========   =========    =========   =========

Weighted average number         16,659,990   3,099,868   16,514,370   1,381,738
 of shares

                            See accompanying notes.
                                      (4)

                              JJFN SERVICES, INC.
                                 AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                        Nine Months Ended March 31, 1997 and
                  Predecessor Nine Months Ended March 31, 1996
                                  (Unaudited)

                                                 Nine Months     Nine Months
                                                     Ended          Ended
                                                    3/31/97        3/31/96
                                                 ------------   ------------

Net Loss                                            $ (42,697)   $ (291,779)
                                                   -----------  ------------
Adjustments to reconcile net loss to net cash
 provided by operating activities:
 Amortization expense                                 171,254         6,876
 Depreciation expense                                 312,941         9,806
 Stock issued for consulting services                       -       140,000
 Gain on sale of model homes                          (51,190)            -
 Gain on disposal of divested operations             (284,876)            -
 Changes in assets and liabilities:
   Decrease in deferred charges and other assets       98,436             -
   Increase in contract receivables                         -       (48,750)
   Increase in other assets                                 -       (63,609)
   Increase in accounts payable and accrued expenses  270,506       125,792
   Increase in unearned rental revenue                148,211             -
   Increase in net assets realizable on divestiture  (195,556)            -
                                                   -----------    ----------
    Total adjustments                                 469,726       170,115
                                                   -----------    ----------
    Net cash provided by operating activities         427,029      (121,664)
                                                   -----------    ----------
Cash flows from investing activities
 Purchase of model homes                           (4,056,630)            -
 Proceeds from sale of model homes                  1,850,970             -
 Proceeds from sale of marketable securities          239,250             -
 Capital expenditures                                 (23,643)       (7,754)
 Investment in real estate                                  -      (353,446)
 Deferred offering costs                                    -       (15,000)
 Cash acquired in asset acquisition                         -       339,900
                                                   -----------    ----------
    Net cash used in investing activities          (1,990,053)      (36,300)
                                                   -----------    ----------
Cash flows from financing activities:
 Proceeds from mortgages payable                    1,450,288             -
 Principal payments on mortgages payable           (1,679,493)            -
 Deferred financing costs                             (63,857)            -
 Deferred offering costs                              (53,829)            -
 Proceeds from stockholder loans                            -        12,500
 Proceeds from notes payable                        1,455,000       100,000
 Proceeds from issuance of common stock & options         700     3,725,000
 Loan to affiliate                                          -      (911,626)
 Principal payments on long term debt                       -        (1,691)
 Preferred distribution                               (15,000)            -
                                                   -----------   -----------
    Net cash provided by financing activities       1,093,809     2,924,183
                                                   -----------   -----------
Net decrease in cash                                 (469,215)    2,766,219

Cash at beginning of period                           770,723             -
                                                   -----------   -----------
Cash at end of period                                $301,508    $2,766,219
                                                   ===========   ===========
Supplemental disclosure of cash flow information:

                               Interest paid -       $973,944       $15,033

                            See accompanying notes.
                                      (5)

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

                                      (6)


Development Funding Requirements
The Company has development funding commitments for the 70 acre tract of land in Boca Raton, Florida, purchased in September 1996. The Company is scheduled to fund $5,503,000 as outlined below:

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


                                      (7)

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
                                              1997      %     1996      %
                                          --------------------------------
Revenues:
  Lease revenue & option fees             $ 868,251    56%   $ 94,095  97%
  Model home sales                          633,207    41%          -   -
  Interest income                            60,137     3%      2,721   3%
                                          --------------------------------
   Total revenues                        $1,561,595   100%     96,816 100%

Costs and expenses:
  Interest expense                          493,970    32%     69,595  72%
  Cost of model homes sold                  608,709    39%          -   -
  Corporate                                 353,142    23%     83,362  86%
                                          --------------------------------
  Total costs and expenses                1,455,821    93%    152,957 158%
                                          --------------------------------
Income(loss) before
  depreciation & amortization               105,774     7%    (56,141)(58%)

Depreciation & amortization                 203,375    13%     33,012  34%
                                          --------------------------------
Net Loss                                  $ (97,601)   (6%)  $(89,153)(92%)
                                          ================================

                                            (8)

Financial data for the registrant's predecessor, JJFN Holdings, Inc., is not presented for the nine months ended March 31, 1996. The predecessor had limited revenues and expenses which are not relevant to the operations of JJFN Services, Inc. or to any comparison of its operating results.

Results of Operations:

Three Months Ended March 31, 1997 compared to March 31, 1996.

For the period from January 1, 1997 through March 31, 1997, the Registrant had revenues of $1,561,595 of which lease rentals on model homes totaled $610,492, revenues from the sale of model homes were $633,207, and revenues from option fees were $257,759. Net loss for the period was $97,601. Depreciation and amortization for the quarter totaled $203,375 resulting in a positive cash income from operations of $105,774.

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

Nine Months Ended March 31, 1997 compared to March 31, 1996.
Financial data for the registrant's predecessor, JJFN Holdings, Inc., is not presented for the nine months ended March 31, 1996. The predecessor had limited revenues and expenses which are not relevant to the operations of JJFN Services, Inc. or to any comparison of its operating results.


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

                                      (9)

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

                                      (10)

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

Cash Flow - Nine Months Ended March 31, 1997.

Net cash provided in operating activities comprised net loss of $42,697, net adjustments for non-cash items of $148,128, plus a net change in other operating assets and liabilities of $321,597.

Net cash used in investing activities comprised the purchases of $4,056,630 in model homes and $23,643 in other assets, offset by the sale of $1,850,970 in model homes and $239,250 in proceeds from the sale of marketable securities.

Net cash provided by financing activities comprised proceeds from mortgages payable of $1,450,288, notes payable of $1,455,000, and issuance of common stock of $700, offset by principal payments on mortages payable of $1,679,493 and deferred costs of $132,686.

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

                                      (11)

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

                                      (12)
SIGNATURES

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

                                      (13)

                        JJFN Services, Inc. - Form 10-Q
                        Nine Months Ended March 31, 1997

                                   Exhibit 11
                                        Three Months  Three Months  Nine Months
                                           Ended         Ended        Ended
                                          March 31      March 31     March 31
                                            1997          1996         1997
                                        ------------  ------------  -----------
Primary

Income (loss) from
Continuing operations                   $  (97,601)   $  (89,153)   $ (278,129)
Discontinued operations                          -             -       230,432
                                        ------------  ------------  -----------
Net loss applicable to common stock        (97,601)      (89,153)     ( 47,697)
                                        ============  ============  ===========
Weighted average number of common        16,659,990    10,000,000    16,514,370
  shares outstanding

Income(loss) per common share
  Continuing operations                     (0.01)        (0.01)       (0.02)
  Discontinued operations                       -             -         0.01
                                        ------------  ------------  -----------
  Net loss                              $   (0.01)        (0.01)       (0.01)
                                        ============  ============  ===========

Primary loss per common share does not include the effect of common stock equivalents because the effect of such inclusion would be to reduce loss per common share.


Company organized november 2, 1995, nine month comparative figures not available
The information for the three months ended March 31, 1997 are for JJFN Services, Inc. and not for the predecessor company as shown in the statement of operations.

                                      (14)


