Form 10-K
period 1997-06-30
JJFN SERVICES INC
filed 1997-08-07
CIK 1009416

UNITED STATES
        SECURITIES AND EXCHANGE COMMISSION
        WASHINGTON, D.C. 20549

        FORM 10-K

[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13
        OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
        For the fiscal year ended June 30, 1997
OR
[     ] TRANSITION REPORT PURSUANT TO SECTION
        13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from ___________ to __________

Commission file number: 0-28168

        JJFN SERVICES, INC.
        (Exact name of registrant as specified in its charter)

Delaware                11-3289981
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organization)               Identification Number)

        2500 Military Trail North
        Suite 260
        Boca Raton, FL 33631
        (Address of principal executive offices)

        (561) 995-0043
        (Registrant's telephone number, including area code

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


Yes    (X)       No (  )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [    ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. $2,754,000 at July 21 , 1997

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. 16,811,990 shares as of July 21, 1997.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended June 30, 1997).

 None


                                     PART I

ITEM 1. BUSINESS

GENERAL

JJFN Services, Inc. (the "Company" or "JJFN"), a Delaware Corporation was organized in November 1995. The Companies principal operations consist of
(i) the Model home sale-leaseback program, and (ii) the Land Acquisition and Contract Development Program, both of which are currently marketed exclusively to national publicly traded homebuilders and real estate developers.

Model Home Sale-Leaseback Program

The Company purchases fully furnished model homes complete with options and upgrades and leases back the units to homebuilders on a "triple net" basis. The leases are "perpetual" providing for payment of rentals without abatement or offset until the model is sold, typically within 18-24 months of lease commencement. In order to insure the performance under the lease, the lessee posts a performance bond, letter of credit, or cash escrow, equal to 5% of JJFN's cash closing purchase price of the model home.

A 'net listing' contract is signed with the builders or a designated real estate broker. Upon sale of the model home, JJFN receives all proceeds up to the amount of their original purchase price plus cash closing costs. In order to maximize the ultimate sales price, the real estate broker is paid an incentive commission if the sales price after selling costs exceeds the original investment. JJFN will not agree to sell any model home below its original cash closing purchase price unless the homebuilder elects to make up the deficiency.

To date the Company has purchased model homes from six developers, all of whom are large publicly held corporations. Two of these developers, Hovnanian Enterprises, Inc. and Engle Homes, Inc., account for 80% of the entire sale-leaseback contracts entered into by the Company since its inception. For information on the financial condition of these two developer clients, see
Note 5 to the consolidated Financial Statements at page F-15.

Since inception in November 1995 through June 30, 1997, the Company has purchased a total of 136 model homes at a cost of $26,349,000, and sold 26 homes costing $4,940,000, leaving a current model home portfolio at June 30, 1997 of 110 model homes at a cost of $21,409,000. The average purchase price per model home acquired has been approximately $194,000, and the average profit on sale of the 26 homes sold to date has been $3,363.

At June 30, 1997, the Company was negotiating two agreements with existing homebuilder clients to acquire additional model homes. One agreement involves the acquisition of 71 model homes in New Jersey and Pennsylvania at a cost of approximately $15 million. The other agreement involves the acquisition of four model homes in Colorado at a cost of approximately $900,000. During July 1997, closings took place on the four model homes in Colorado from Engle Homes, Inc. and ten model homes from Hovnanian Enterprises, Inc. in Pennsylvania, at an aggregate cost of approximately $3.1 million.

At June 30, 1997, the Company has sales contracts pending on nine model homes at an aggregate sales price of $1,416,216. The model homes were acquired at an aggregate cost of $1,398,305.

The following chart outlines the unit totals of model home purchases and sales by geographic region:


                        # of Models     # of Models     Current Model
State                    Purchased         Sold           Inventory
-----------------       -----------     -----------     -------------
Colorado                     18               2               16

Florida                      99              19               80

Georgia                       5               5                0

North Carolina                3               0                3

Texas                         5               0                5

Virginia                      6               0                6
                        -----------     -----------     -------------
Total                       136              26              110
                        ===========     ===========     =============

The following chart outlines the total costs of model home purchases and sales by geographic region:


                      Cost of Models    Cost of Models   Current Model
State                    Purchased         Sold           Inventory
-----------------      ------------    ------------     -------------
Colorado               $ 3,799,000      $  422,000      $  3,377,000

Florida                 17,830,000       2,941,000        14,889,000

Georgia                  1,577,000       1,577,000                 -

North Carolina             737,000               -           737,000

Texas                      910,000               -           910,000

Virginia                 1,496,000               -         1,496,000
                       ------------    ------------     -------------
Total                  $26,349,000     $ 4,940,000      $ 21,409,000
                       ============    ============     =============



Land Acquisition and Contract Development Program

The Company's land acquisition and contract development program is a three phase transaction requiring simultaneous execution of the following contracts between JJFN and client homebuilders; (i) Land Acquisition Contract, (ii) Development Agreement, and (iii) "Option To Purchase" Contract.

The following is a summary of each contract:

   (i)   Land Acquisition Contract

*  Builder identifies a parcel of property for purchase by JJFN.

* Builder posts a performance (Financial Guaranty) Bond equal to 20% of the outstanding balance which insures against default and is adjusted for purchases required by "Option To Purchase" Contract.

* Builder is responsible for all permitting, entitlements, site development, and approvals required by various authorities, which must be in place prior to closing.

 (ii)   Development Agreement

* Simultaneous with the land acquisition, the builder enters into a development agreement, whereby the builder will develop the land for JJFN. Site development costs may or may not be provided by JJFN depending on the builder requirements.

* Builder is required to provide bonding for all work by a surety acceptable to JJFN.

(iii)   "Option To Purchase" Contract

*  Simultaneous with the land acquisition, the builder enters into an "Option
   To Purchase" Contract, whereby the builder is required to purchase a predetermined dollar amount of finished lots on a monthly or quarterly basis, starting immediately but no later than 180 days from the contract date.
   JJFN recovers it's investment plus "option fees" over a 36-42 month period of time.

The homebuilder is required to pay JJFN a monthly option fee on the purchase price of the land and any advances for site development work. The option fee rate is determined on a contract by contract basis.

As of June 30, 1997, the Company had one outstanding land acquisition and development contract with Engle Homes, Inc. The transaction involved the purchase of 70 acres in western Boca Raton to be subdivided into 370 lots for the development of single family estate homes, zero lot single family homes, townhouses, and villas. See Note 5 to the Company's Consolidated Financial Statements for information relating to option exercise in July 1997.

During June 1997, the Company was advised by the homebuilder that it was electing to fully exercise its option to purchase the approximate 70-acre tract of land being developed for 370 residential units and terminate the development agreement. The homebuilder exercised the option on July 3, 1997, and purchased the property for the sum of $8,591,956.

The Company has executed a letter of intent with a major publicly-traded homebuilder and real estate developer to acquire 4-5 tracts of land having a fully-developed cost of approximately $112,000,000, of which the maximum amount outstanding at any point in time is anticipated to be $75,000,000 to $85,000,000. The agreement provides for a monthly parcel takedown schedule of finished lots at minimum dollar amounts over a period not to exceed 36 months. The closing is subject to completion of due diligence, securing a financing commitment and formal documentation among other events.



Competition and Market Factors

The Company's business is highly competitive. It competes with REITs or their subsidiaries, banks, financial subsidiaries of industrial companies, insurance companies, major investment banking firms, and/or their subsidiaries, and other financial institutions competing to do business with or provide services to national homebuilders and real estate developers. Almost all competitors have substantially greater financial strength and far longer operating histories than the Company, and these resources make them formidable competitors to the Company in its attempt to attract capital and clients.

The home-building industry in general is cyclical, with demand fluctuating with general economic conditions such as recessionary forces, availability of financing, interest rate levels and consumer confidence. In addition to the numerous economic factors affecting housing demand, a variety of other factors affect the housing industry, including the availability of labor and materials and increases in the costs thereof, changes in costs associated with home ownership (such as increases in property taxes and energy costs), changes in consumer preferences, demographic trends, and government regulations and fees.

Divested Operations

For information on divested operations, see Note 12 to the Company's Consolidated Financial Statements of pages F-22 and F-23.

Employees

At July 31, 1997, the Company employed 7 persons, including sales and marketing, executive, and administrative personnel.



Item 2. Properties

The Company's corporate office is located at 2500 Military Trail North, Suite 260, Boca Raton, Florida 33431, where the Company leases 2,798 square feet of office space for a term expiring January 2002.

ITEM 3. LEGAL PROCEEDINGS

The Company is a Plaintiff in a legal proceeding against Susan Schlapkohl, the Company's former President, for a violation of her restrictive covenant contained in paragraphs 12 and 14 of her employment agreement with the Company. The suit was commenced on May 21, 1997 in the Circuit Court for Palm Beach County, Florida, index number CC-97-4525 AH. In her answer to the Corporation's Complaint and Motion for Preliminary Injunction, Ms. Schlapkohl asserted the following counterclaims; (i) breach of contract relating to misrepresentations and omissions of facts inducing her to enter into an employment contract, and (ii) misrepresentations and omissions relating to her purchase of 1,000,000 shares of the Company's common stock. The Company is vigorously defending the counterclaim. Management believes, after consultation with legal counsel, that Ms. Schlapkohl's counterclaim is without merit, but that even if she were successful, it would not have a material adverse effect on the business, financial position or results of the operations of the Company.

The Company knows of no other material litigation or claims pending, threatened, or contemplated to which the Company is or may become a party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                      NONE



                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock of the Registrant has been quoted on the OTC Bulletin Board under the symbol "JJFN" since May 15, 1996. The following table sets forth, for the periods indicated, the high and low closing sales price for the Common Stock, as reported on the OTC Bulletin Board. As of July 15, 1997 there were over 1,000 shareholders of which approximately 515 were shareholders of record. The closing price of the Company's Common Stock as reported on the OTC Bulletin Board on July 21, 1997, was $.375.

                                       Year Ended June 30,
                                  ----------------------------
                                      1997          1996
                                  ----------------------------
                                    High  Low     High  Low
                                  ----------------------------
First Quarter                       7.37   1.00  (Not trading)

Second Quarter                      5.28   0.25   3.50   0.50

Third Quarter                       2.90   0.68   6.00   0.68

Fourth Quarter                      1.00   0.26   8.12   5.00
                                  ----------------------------


The Company has paid no cash dividends on its Common Stock and does not anticipate paying any in the foreseeable future. It intends to continue its present policy of retaining cash flow from the investment in the Registrant's operations.

The Company paid regular quarterly distributions on the Preferred Stock of $15,000 in February, May, and July 1996. Through June 30, 1996, $10,000 was accrued as a preferred distribution payable. All distributions paid and accrued have been made out of additional paid-in capital due to the lack of available retained earnings. No dividends have been declared or paid since July 1996.


ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below for the year ended June 30, 1997 and the eight month period from the Registrant's inception (November 2, 1995) through June 30, 1996 have been derived from the Registrant's audited consolidated financial statements. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto included elsewhere in this Report.

                            SELECTED FINANCIAL DATA
Income Statement Data:
                                                              Inception
                                                            November 2, 1995
                                           Year Ended          through
                                          June 30, 1997     June 30, 1996
                                          -------------     -------------
Revenues                                  $  7,524,938      $    965,168

Expenses                                     7,167,567         1,002,881
                                          -------------     -------------
Income(loss) from continuing operations
  before depreciation and amortization         357,371           (37,713)

Depreciation and amortization                  707,345           124,682
                                          -------------     -------------
Loss from continuing operations
  before income tax benefit                   (349,974)         (162,395)
Income tax benefit                              77,000                 -
                                          -------------     -------------
Loss from continuing operations               (272,974)         (162,395)

Discontinued operations, net of taxes
  Loss from discontinued operations            (54,444)          (22,558)
  Gain on disposal of discontinued operations  284,876                 -
                                          -------------     -------------
                                               230,432           (22,558)
                                          -------------     -------------
Net loss                                       (42,542)         (184,953)

Preferred stock distributions                    5,000            40,000
                                          -------------     -------------
Loss applicable to common shareholders    $    (47,542)     $   (224,953)
                                          =============     =============

Earnings (loss) per share data:
  Continuing operations                   $      (0.01)     $      (0.02)
  Divested operations                             0.01                 -
                                          -------------     -------------
Net loss per share                        $       0.00      $      (0.02)
                                          =============     =============

Weighted average number
  of common shares outstanding              16,551,091        10,801,114


Balance Sheet Data:

                                          June 30, 1997     June 30, 1996
                                          -------------     -------------

Total assets                              $ 32,430,295      $  14,727,388

Mortgages and notes payable                 23,658,372          6,477,271

Other liabilities                              682,557            191,875

Stockholders' equity                         8,089,366          8,058,242



                     SELECTED FINANCIAL DATA - PREDECESSOR

The following table sets forth selected financial data for the Company's predecessor, JJFN Holdings, Inc., and should be read in conjunction with the financial statements included elsewhere in this Form 10-K.

Income Statement Data:
                                                      Year Ended
                                             ----------------------------
                                             June 30,  June 30,  June 30,
                                               1995      1994      1993
                                             --------  --------  --------

Revenues                                     $      -  $      -  $      -

Corporate costs                                25,700    26,800     2,000
Interest and financing                         42,750    42,750    42,750
  costs

Income (loss) before income
 taxes, extraordinary loss
 and cumulative effect of
 change in accounting for
 income taxes                                 (68,450)  (69,550)  (44,750)

                                             --------  --------  --------
Net loss                                      (68,450)  (69,550)  (44,750)
                                             ========  ========  ========

Loss per common share:

                                             --------  --------  --------
Net loss                                       (0.50)    (0.51)    (0.33)
                                             ========  ========  ========

Weighted average number
  of common shares outstanding               136,896   136,896   136,896

Balance Sheet Data:

                                             ----------------------------
                                             June 30,  June 30,  June 30,
                                               1995      1994      1993
                                             --------  --------  --------

Total assets                                 $      -  $      -  $      -

Current liabilities                           378,108   309,658   240,108

Stockholders' equity                         (378,108) (309,658) (240,108)



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

A summary of the operating results of JJFN Services, Inc. and subsidiary for the fiscal year ended June 30, 1997, and inception (November 2, 1995) through June 30, 1996 are presented below:

                                                            Inception
                                              Year       November 2, 1995
                                             Ended          through
                                            June 30         June 30
                                              1997      %     1996      %
                                        -----------------------------------
Revenues:
  Lease revenue & option fees            $2,892,657    39%   $418,507   43%
  Model home sales                        4,528,600    60%    515,000   53%
  Interest income                           103,681     1%      5,411    1%
  Gain on sale of marketable securities           -     -%     26,250    3%
                                        -----------------------------------
   Total revenues                         7,524,938   100%    965,168  100%

Costs and expenses:
  Interest expense                        1,660,803    22%    249,038   26%
  Cost of model homes sold                4,448,915    59%    507,244   53%
  Corporate                               1,057,849    14%    246,599   26%
                                        -----------------------------------
  Total costs and expenses                7,167,567    95%  1,002,881  104%
                                        -----------------------------------
Income from continuing operations
 before depreciation & amortization         357,371     5%    (37,713)  (4%)

Depreciation & amortization                 707,345     9%    124,682   13%
                                        -----------------------------------
Loss from continuing operations
  before income tax benefit                (349,974)   (4%)  (162,395) (17%)

Income tax benefit                           77,000     1%          -    -
                                        -----------------------------------
Loss from continuing operations            (272,974)   (3%)  (162,395) (17%)

Discontinued operations, net of taxes:
  Loss from discontinued operations         (54,444)   (1%)   (22,558)  (2%)
  Gain on disposal of discontinued
    operations                              284,876     4%          -    -
                                        -----------------------------------
                                            230,432     3%    (22,558)  (2%)
                                        -----------------------------------
Net loss                                    (42,542)   (1%)  (184,953) (19%)
                                        ===================================


Note: The operating results for inception (November 2, 1995) through June 30,
      1996 has been reclassified to give effect to the divested operations of Iron Eagle Contracting and Mechanical, Inc.

Results of Operations

Year Ended June 30, 1997 Compared to inception (November 2, 1995) through June 30, 1996.

The Company's lease and option fee revenues during fiscal 1997 increased $2.5 million (or 591%) compared to the period from inception through June 30, 1996. On an annualized basis for fiscal 1996, this would represent an increase of 361%. The increase is attributable to additional acquisitions of model homes on lease during fiscal 1997, and option fee revenues from the land acquisition program started in the first quarter of fiscal 1997.

Revenues from the sale of model homes increased $4.0 million (or 780%) compared to the period from inception through June 30, 1996. On an annualized basis for fiscal 1996, this would represent an increase of 486%. The increase is attributable to the maturity of the model home portfolio with the expected turnover of the homes in the 18-24 month range.

Interest expense related to lease and option fee revenues increased approximately $1.4 million (or 567%) compared to the period from inception through June 30, 1996, primarily due to the increase in loans utilized to purchase additional model homes and assets relating to the Company's land acquisition and contract development program. Cost of interest expense as a percentage of lease and option fee revenues is consistent with fiscal 1996.

Cost of model homes sold increased $3.9 million (or 777%) compared to the period from inception through June 30, 1996, primarily due to the related increase in model home sales revenue. Cost of model home sales as a percentage of model home sale revenues is consistent with fiscal 1996.

The Company's selling, marketing, general & administrative expenses increased $811,000 (or 329%) during fiscal year 1997 as compared to the period from inception through June 30, 1996. On an annualized basis for fiscal 1996, this would represent an increase of 186%. This increase was attributable to the hiring of additional personnel and the selling, general and administrative costs associated with generating the increased revenue levels. Corporate costs as a percentage of revenues decreased 12% from 26% for the eight months ended June 30, 1996 to 14% for fiscal 1997.

Net loss for the period was $42,542 of which $272,974 was incurred in the Company's continuing operations, $54,444 from discontinued operations, offset by a gain of $284,876 on disposal of discontinued operations.

The net loss of $42,542 was a decrease of $142,411 (or 335%) as compared to the net loss of $184,953 for the period from inception through June 30, 1996. The decrease in net loss was attributable to the gain on disposal of discontinued operations and increased operations.

Results of Operations - Company 1996 compared to Predecessor 1995

Year Ended June 30, 1996 Compared to Predecessor's Year Ended June 30, 1995.

For the period from its inception on November 2, 1995 through June 30, 1996, the Registrant had real estate related revenues of $933,507 of which lease rentals on model homes totaled $418,507, and revenues from the sale of model homes were $515,000. The Company's predecessor, JJFN Holdings, Inc. ("Old JJFN"), had no revenues for the year ended June 30, 1995.

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

Net loss for the period was $184,953 of which $151,820 was incurred in the Company's operating activities, $22,558 by Iron Eagle Contracting and Mechanical, Inc., and $10,575 from costs incurred by Old JJFN.

The net loss of $184,953 was an increase of $116,503 (or 170%) as compared to fiscal 1995.



Geographic Lease Revenue Summary
A breakdown of lease rental revenues by location is as follows:

                  Lease revenues     Lease revenues
                      11/2/95             7/1/96         Percentage
State             through 6/30/96    through 6/30/97      Increase
-----------       ---------------    ----------------    ----------

Florida            $  305,901         $  1,290,731          322%

Colorado           $   62,664         $    419,228          569%

Virginia           $   19,423         $    160,386          726%

North Carolina     $   23,317         $     88,475          279%

Texas              $    7,202         $     60,293          737%

Georgia            $        -         $     49,337          N/A
-----------        ----------         ------------        -------
  Total            $  418,507         $  2,068,450          394%
                   ===========        ============        =======


The average purchase price of model homes acquired by the Registrant was approximately $194,000. Since inception, the Company has sold twenty-six (26) model homes for total sales price of $5,043,600 less costs of sales of $4,956,159 for a net gain of $87,441.


Trends in Operations

The Registrant's operations have been and continue to accelerate at a rapid rate. For the fiscal year ended June 30, 1997, total purchases of model homes involved over $13.0 million in financing, and land acquisitions involved over $6.8 million in financing. At June 30, 1997, the Registrant's lease rental and option fee revenues had risen to a level of over $312,000 per month, as compared to $113,000 per month at June 30, 1996, an increase of 176%.

Liquidity and Capital Resources

The Company's cash uses during the twelve months ended June 30, 1997, were for operating expenses, interest, model home acquisitions, and land acquisitions. The Company provided for its cash requirements from outside borrowing, various credit facilities, asset turnover, and cash flow from operations. The Company believes that these sources of cash are sufficient to finance its working capital requirements and other needs.

The Company's bank borrowings are made pursuant to agreements with several financial institutions which have provided credit facilities in excess of $28,000,000 since the Company's inception. At June 30, 1997, the Company had $3,350,000 available under a revolving credit facility expiring in July 1998. Interest is payable monthly at rates ranging from prime plus 1/2% to prime plus 1% or LIBOR plus 2.85%. The Company believes that it will be able to extend current facilities, or negotiate additional facilities, but there can be no assurance of such extensions or additional facilities. For additional information on the Company's borrowings and financing activities, see Notes 6 and 11 to the Company's Consolidated Financial Statements and Business Section.



Cash Flows:
The Company has experienced positive cash flows during fiscal 1997. This is the result of positive cash flows from investing and operating activities, offset by negative cash flows from financing activities.

Net cash provided in operating activities totaled $666,000, comprised of a net loss of $43,000, plus net adjustments for non-cash items of $449,000, plus a net change in other operating assets and liabilities of $260,000.

Net cash provided by investing activities totaled $226,000, comprised of $4,458,000 from the sale of model homes, and $239,000 from the sale of marketable securities, offset by $4,443,000 in model home purchases and $28,000 in capital expenditures.

Net cash used in financing activities totaled $832,000, comprised of principal payments on mortgages payable of $3,846,000, deferred costs of $254,000, and preferred stock distributions of $15,000, offset by proceeds from mortgages payable of $1,578,000, proceeds from stockholder loans of $1,705,000, and proceeds from issuance of common stock of $1,000.

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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY SCHEDULES

See page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

                                      NONE

                                    PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Executive Officers and Directors

The executive officers and directors of the Registrant are:


Name                 Age            Position
----------------     ---            ------------------------------------
David Miller          52            Chairman of the Board

Samuel G. Weiss       46            President, Secretary, Counsel
                                    and Director

Gary L. Carlson       46            Executive Vice President

Don B. Lederman       46            Vice President, Sales & Marketing

John P. Kushay        37            Vice President, Chief Financial Officer,
                                    Treasurer and Director

Joan E. Kushay        36            Vice President, Assistant Secretary
                                    and Director

Janice Rufo           26            Assistant Secretary and Director

Ralph Wilson          66            Director

Kenneth MacKenzie     63            Director

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

David Miller, was appointed Chairman of the Board on July 29, 1997. Mr. Miller has been engaged as a strategic consultant to the Company since its organization. Prior to his consulting engagement, Mr. Miller had been a strategic consultant to several companies, including Antares Resources Corporation, since 1992.

Samuel G. Weiss, Secretary, General Counsel and Director, has held these positions with the Company since its organization. Effective May 1997, Mr. Weiss was appointed interim President and Chief Executive Officer until such time a replacement can be found. Since 1974, Mr. Weiss has been engaged in the practice of law in Port Washington, New York. Mr. Weiss also served as Secretary, General Counsel, and Director of Antares Resources from June 1993 to December 1996.

Gary L. Carlson, was appointed Executive Vice President in June 1997. Prior to joining the Company, Mr. Carlson had been Senior Vice President, Strategic Operations, at Avatar Properties, Inc. since April 1995. From June 1994 to April 1995, he was self employed as a consultant to builders for the purchase and land banking of major tract builders. From February 1990 to June 1994, Mr. Carlson held executive positions at UDC Homes, Inc., a major public homebuilder.

Don B. Lederman, was appointed Vice President, Sales & Marketing in November 1996. Prior to joining the Company, Mr. Lederman had been Director - Sales & Marketing, at K. Hovnanian Companies of Florida, since July 1993. From September 1988 to July 1993, he was Project Manager at Kennedy Properties, Ltd.

John P. Kushay, was appointed Treasurer and CFO in June 1996. Mr. Kushay was elected a Director of the Company in June 1996. In May 1997, Mr. Kushay was appointed Vice President. Prior to joining the Company, Mr. Kushay had been Controller of International Operations, at Xpedite Systems, Inc., from February 1994 through March 1996. From May 1990 to February 1994, he was Controller at Tamco Systems, Inc.

Joan E. Kushay, Assistant Secretary and Director, has held these positions since the Company's organization. From June 1994 to November 1995, she was employed as an executive assistant at XYZ Cleaning Contractors in Garden City, New York. From February 1994 through June 1994, Ms. Kushay was employed by Arrow Electronics Inc. of Melville, New York in shareholder and investor relations and, from July 1988 to January 1994, by Action Staffing Inc., a publicly held corporation located in Tampa, Florida, as Executive Assistant to the Chairman. Ms. Kushay was also Assistant Secretary and Director of Antares Resources from December 1994 to December 1996.

Janice Rufo, Director, has held that position since the Company's organization. Since June 1994, she has been an executive assistant at Intercapital Holdings, Inc., a financial consulting and merchant banking firm in Garden City, New York. Prior to that date, she was a full-time student at Adelphi University, from which she graduated in 1994 with a B.A. Degree in History. Ms. Rufo devotes only such time as is necessary to the business of the Company.

Ralph Wilson, Director, has held that position since the Company's organization. From October 1990 through February 1995, Mr. Wilson was President of Antares Resources Corporation and served as a director of that company from December 1994 to December 1996. In addition, since 1971 Mr. Wilson has been a principal officer of Comet Electronics Corp., A privately owned manufacturer of subassemblies in Farmingdale, New York. Mr. Wilson devotes only such time as is necessary to the business of the Company.

Kenneth MacKenzie, was elected a Director of the Company in November 1996. From 1985 to 1996, Mr. MacKenzie served as co-executive director of The Institute of Business Appraisers Inc. and President of Southeast Business Investment Corp. of Boynton Beach, Florida. In January 1997, Mr. MacKenzie co-founded Southeast Business Appraisal Corporation which specializes in appraisals and valuations of businesses. Mr. MacKenzie devotes only such time as is necessary to the business of the Company.

The Company considers Kenneth MacKenzie, Ralph Wilson and Janice Rufo to be independent directors, as they are not employees and have no affiliation with the promoters, officers or directors of the Company.


Reporting under Section 16

Based upon a review of the Forms 3, Forms 4 and Forms 5 furnished to the Registrant with respect to its most recent fiscal year by its officers, directors and holders of 10% or more of its outstanding Common Stock, the following persons and entities failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the fiscal year ended June 30, 1997:


Name               Type of Report         Date filing       Date filing
                                           Required           Made

Samuel G. Weiss         Form 4          November 10, 1996   June 26, 1997
Samuel G. Weiss         Form 4            June 10, 1997     June 26, 1997
John P. Kushay          Form 4          November 10, 1996   June 26, 1997
John P. Kushay          Form 4            June 10, 1997     June 26, 1997
Joan E. Kushay          Form 4          November 10, 1996   June 26, 1997
Joan E. Kushay          Form 4            June 10, 1997     June 26, 1997
Janice Rufo             Form 4          November 10, 1996   June 26, 1997
Janice Rufo             Form 4            June 10, 1997     June 26, 1997
Ralph Wilson            Form 4          November 10, 1996   June 26, 1997
Ralph Wilson            Form 4            June 10, 1997     June 26, 1997
Kenneth MacKenzie       Form 3          February 10, 1997   June 26, 1997
Kenneth MacKenzie       Form 4            June 10, 1997     June 26, 1997
Don Lederman            Form 3          December 10, 1996   June 26, 1997
Don Lederman            Form 4            June 10, 1997     June 26, 1997

Note: The Form 4 Report relates to the issuance of stock options. See Note 8 to the Company's Consolidated Financial Statements.

ITEM 11.        EXECUTIVE COMPENSATION

Through June 30, 1997, compensation to current employees, consultants, directors or officers of the Company were paid as follows:

David Miller           $ 189,000  (1)
Susan Schlapkohl       $ 107,908  (2)

(1) Does not include 300,000 stock options granted in October 1996 and May 1997. See Note 8 for additional information.

(2) Does not include 100,000 stock options granted in October 1996 and subsequently canceled. See ITEM 3 - LEGAL PROCEEDINGS.

Samuel G. Weiss, the Company's acting Chief Executive Officer was granted 75,000 stock options in October 1996 and May 1997.

The Registrant reimbursed all employees, consultants, officers and directors for out-of-pocket expenses incurred in the pursuit of their duties; such reimbursements were $87,892 in the aggregate through June 30, 1997.

Effective June 1, 1996, the Company entered into an employment contract with Ms. Schlapkohl calling for her employment as President for a period of five
(5) years at a salary of $120,000 per year. On the same date, the Company signed a consulting contract with Mr. Miller, calling for his part-time services as strategic consultant, at an annual fee of $180,000. On May 2, 1997, Ms. Schlapkohl terminated her employment with the Company. Thereafter, the Company elected Mr. Miller as its Chairman of the Board of Directors and replaced his consulting contract with an employment contract calling for his full-time employment for ten (10) years at a salary of $225,000 per year.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of July 21, 1997, for
(i) each director, (ii) all directors and officers of the Company as a group,
(iii) each person known to the Company to own beneficially five percent (5%) or more of the outstanding shares of the Company's Common Stock.

The persons named in the table have sole voting and investment power with respect to all of the Common Stock shown as beneficially owned by them, subject to community property laws where applicable.

Does not include options to purchase Common Stock which can not be exercised within 60 days. See Note 8 of the Company's Consolidated Financial Statements.

Executive Officers and Directors          Shares Owned      Percentage Owned
-------------------------------------     --------------    ----------------
David Miller                                1,465,868             8.7%
3565 NW 61st Circle
Boca Raton, FL  33496

Samuel G. Weiss                               154,165             0.9%
30 Main Street
Port Washington, NY  11050

Joan E. Kushay                                154,200             0.9%
618 Cypress Green Circle
Wellington, FL  33414

Ralph Wilson                                  157,500             0.9%
7 Ensign Lane
Massapequa, NY  11758

Janice Rufo                                   100,000             0.6%
30 Hillvale Road
Albertson, NY  11507

                                          --------------    ----------------
All directors and officers as a group       2,031,733            12.1%
                                          --------------    ----------------


5% Stockholders                           Shares Owned      Percentage Owned
-------------------------------------     --------------    ----------------
Helen Miller                                1,418,500             8.4%
240-60 65th Avenue
Douglaston, NY  11362

Scott Miller                                1,333,500             7.9%
89 Middle Road
Sands Point, NY  11050

Rita Miller                                 1,333,500             7.9%
89 Middle Road
Sands Point, NY  11050

Helen Miller Irrevocable                    1,250,000             7.4%
Trust No.1, Libo Fineberg, Trustee
3500 Gateway Drive
Pompano Beach, FL  33069

Lite 'N Low, Inc.                           1,050,000             6.2%
50 Commercial Street
Plainview, NY  11803

Priority Capital                            1,050,000             6.2%
50 Commercial Street
Plainview, NY  11803

Intercapital Holdings, Inc.                 1,000,000             5.9%
100 Quentin Roosevelt Blvd.-Suite 202
Garden City, NY  11530

Susan Schlapkohl                            1,000,000             5.9%
199 Shelter Lane
Jupiter, FL  33469





ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During July 1996, the Company entered into an indemnity agreement with a significant shareholder, which induced JJFN not to sell its shares in Antares. The shareholder agreed that if JJFN, in the future, sold any shares at a price less than the market value of the shares at their date of acquisition ($2.50 per share), the shareholder would contribute additional shares of Antares common stock, or other property, having a fair market value equal to such difference.

During September 1996, JJFN sold 485,000 shares of Antares, which were acquired at a cost of $1,212,500, for $218,250, and in October 1996 sold 100,000 shares of Antares, which were acquired at a cost of $250,000, for $21,000. Since the shareholder agreed to indemnify JJFN if the marketable securities were sold at less than cost, no loss was recorded on the sale. The deficiency of $1,223,250 was satisfied by offsetting $1,223,250 of loans due to the shareholder.

The transaction is summarized as follows:

Original cost                                                       $1,462,500
Sale price                                                            (239,250)
                                                                    -----------
Deficiency satisfied by offsetting loans due to shareholder         $1,223,250
                                                                    ===========


Stockholder loans payable arose from advances various stockholders have made to the Company. The notes are payable on demand and accrue interest at 9%. Interest on stockholder notes payable totaled $33,815 for the year ended June 30, 1997, and $82,109 for the period November 2, 1995 through June 30, 1996. On June 30, 1996, stockholder loans totaling $1,442,656 plus accrued interest of $103,265 were converted to 1,288,268 shares of the Company's common stock. At June 30, 1997, stockholder loans of $1,025,907 were still outstanding.

During the year ended June 30, 1997, the Company issued a total of 1,026,000 warrants to stockholders who had made loans to the Company. The warrants are exercisable at the fair value of the stock on the date the warrant was issued.





PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     Financial Statements

Item                                                             Page Number

Index to consolidated financial statements                              F-1

Independent Auditors' Report                                            F-2

Consolidated balance sheets as of June 30, 1997 and 1996          F-3 - F-4

Consolidated statements of operations for the year ended
 June 30, 1997 and for the period November 2, 1995
 (date of incorporation) through June 30, 1996                          F-5

Consolidated statements of stockholders' equity for the year ended
 June 30, 1997 and for the period November 2, 1995
 (date of incorporation) through June 30, 1996                          F-6


Consolidated statements of cash flows for the year ended
 June 30, 1997 and for the period November 2, 1995
 (date of incorporation) through June 30, 1996                          F-7

Notes to consolidated financial statements                       F-8 - F-23


Other schedules are either not applicable to the Registrant or have been omitted because the required information is included in the financial statements or notes thereto.


(b)     Reports on Form 8-K

No reports on Form 8-K were filed in the fourth quarter of the fiscal year ended June 30, 1997.

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

10.7                  X                   Agreement reforming the
                                          Purchase Agreement
                                          between JJFN and Iron
                                          Eagle Contracting Corp.

10.8                  X                   Form of Purchase Agreement, Lease and
                                          and Exclusive Sale Agreement between
                                          the Company and Engle Homes Inc.

10.9 Purchase Contract, Option Contract and Development Contract with Engle Homes, dated September 18, 1996.

10.10                                     Loan Agreement with Capital Bank
                                          dated September 18, 1996.

10.11                                     Loan Agreement with Capital Bank
                                          dated July 31, 1996.

10.12                                     Employment Contract with David
                                          Miller dated as of July 29, 1997.

10.13                                     Incentive Stock Plan of the Company.

11.1                                      Statement regarding computation of
                                          per share earnings.

21.1                                      List of Company subsidiaries.


(d)     Financial Schedules

None applicable.



                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JJFN SERVICES, INC.


By:     /s/Samuel G. Weiss ____________________
Samuel G. Weiss, President, Chief Executive Officer


By:     _/s/John P. Kushay ____________________
John P. Kushay, Treasurer,
Chief Financial Officer and
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/David Miller _________________________   Dated: August 7, 1997
David Miller, Director

/s/Samuel G. Weiss ______________________   Dated: August 7, 1997
Samuel G. Weiss, Director

/s/Joan E. Kushay _______________________   Dated: August 7, 1997
Joan E. Kushay, Director

/s/John P. Kushay _______________________   Dated: August 7, 1997
John P. Kushay, Director

/s/Janice Rufo __________________________   Dated: August 7, 1997
Janice Rufo, Director

/s/Ralph Wilson _________________________   Dated: August 7, 1997
Ralph Wilson, Director

/s/Kenneth MacKenzie ____________________   Dated: August 7, 1997
Kenneth MacKenzie, Director




                              JJFN SERVICES, INC.
                                 AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                     Page

Independent Auditors' Report                                            F-2

Consolidated balance sheets as of June 30, 1997 and 1996          F-3 - F-4

Consolidated statements of operations for the year ended
 June 30, 1997 and for the period November 2, 1995
 (date of incorporation) through June 30, 1996                          F-5

Consolidated statements of stockholders' equity for the year ended
 June 30, 1997 and for the period November 2, 1995
 (date of incorporation) through June 30, 1996                          F-6


Consolidated statements of cash flows for the year ended
 June 30, 1997 and for the period November 2, 1995
 (date of incorporation) through June 30, 1996                          F-7

Notes to consolidated financial statements                       F-8 - F-23

























                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
JJFN Services, Inc. and subsidiary
Garden City, New York


We have audited the accompanying consolidated balance sheets of JJFN Services, Inc. and subsidiary as of June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended June 30, 1997, and for the period November 2, 1995 (date of incorporation) through June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JJFN Services, Inc. and subsidiary as of June 30, 1997 and 1996, and the results of its consolidated operations and its consolidated cash flows for the year ended June 30, 1997 and for the period November 2, 1995 (date of incorporation) through June 30, 1996 in conformity with generally accepted accounting principles.


        WAYNE, NEW JERSEY
        HORTON & COMPANY, L.L.C.




July 23, 1997




                              JJFN SERVICES, INC.
                                 AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                               June 30,
                                                     --------------------------
                                                          1997          1996
                                                     --------------------------
Revenue producing assets:
  Model homes on lease, at cost, net of
   accumulated depreciation of $484,176 in 1997,
   and $88,027 in 1996                               $ 20,925,073  $ 11,245,534
  Real estate under contract for development
   and sale                                             8,591,956             -
                                                      -----------   -----------
        Total revenue producing assets                 29,517,029    11,245,534
                                                      -----------   -----------
Other assets:
  Cash                                                    831,266       770,723
  Marketable securities                                         -     1,462,500
  Net assets realizable on divestiture                  1,312,500       832,068
  Deferred charges and goodwill                           606,962       211,932
  Other                                                   162,538       204,631
                                                      -----------   -----------
        Total other assets                              2,913,266     3,481,854
                                                      -----------   -----------
        Total assets                                  $32,430,295   $14,727,388
                                                      ===========   ===========













                 See notes to consolidated financial statements

                              JJFN SERVICES, INC.
                                 AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               June 30,
                                                     --------------------------
                                                          1997          1996
                                                     --------------------------



Liabilities:
   Mortgages payable                                 $ 22,632,465  $  6,477,271
   Accounts payable and accrued expenses                  467,214       131,739
   Unearned rental revenue                                215,343        60,136
   Stockholder loans                                    1,025,907             -
                                                      -----------   -----------
        Total liabilities                              24,340,929     6,669,146
                                                      -----------   -----------

Commitments                                                     -             -

Stockholders' equity:
   Convertible preferred stock, $.01 par value
     25,000,000 shares authorized,
        400,000 shares issued and outstanding               4,000         4,000
   Common stock, $.001 par value
     50,000,000 shares authorized
     16,811,990 shares issued and outstanding in 1997      16,812             -
     15,959,990 shares issued and outstanding in 1996           -        15,960
   Additional paid-in capital                           8,296,049     8,223,235
   Accumulated deficit                                   (227,495)     (184,953)
                                                      -----------   -----------
        Total stockholders' equity                      8,089,366     8,058,242
                                                      -----------   -----------
        Total liabilities and stockholders' equity    $32,430,295   $14,727,388
                                                      ===========   ===========







                 See notes to consolidated financial statements

                              JJFN SERVICES, INC.
                                 AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

     For the year ended June 30, 1997, and for the period November 2, 1995
                 (date of incorporation) through June 30, 1996

                                                   Year Ended     Period Ended
                                                  June 30, 1997   June 30, 1996
                                                  -------------   -------------
Revenues:
   Lease revenue and option fees                  $  2,892,657    $    418,507
   Sales of model homes                              4,528,600         515,000
   Interest income                                     103,681           5,411
   Gain on sale of marketable securities                     -          26,250
                                                  ------------    ------------
                                                     7,524,938         965,168
                                                  ------------    ------------
Costs and expenses:
   Interest and financing costs                      1,660,803         249,038
   Cost of model homes sold                          4,448,915         507,244
   Corporate                                         1,057,849         246,599
                                                  ------------    ------------
                                                     7,167,567       1,002,881
                                                  ------------    ------------
Income(loss) before depreciation and amortization      357,371         (37,713)
                                                  ------------    ------------
Depreciation and amortization                          707,345         124,682
                                                  ------------    ------------
Loss from continuing operations before
  income tax benefit                                  (349,974)       (162,395)

Income tax benefit                                      77,000               -
                                                  ------------    ------------
Loss from continuing operations                       (272,974)       (162,395)

Discontinued operations, net of taxes:
  Loss from divested operations                        (54,444)        (22,558)
  Gain on disposal of divested operations              284,876               -
                                                  ------------    ------------
                                                       230,432         (22,558)
                                                  ------------    ------------
Net loss                                               (42,542)       (184,953)

Preferred stock distribution                             5,000          40,000
                                                  ------------    ------------
Loss applicable to common shareholders            $    (47,542)   $   (224,953)
                                                  ============    ============
Earnings (loss) per share data:
  Continuing operations                           $      (0.01)   $      (0.02)
  Divested operations                                     0.01               -
                                                  ------------    ------------
Net loss per share                                $       0.00    $      (0.02)
                                                  ============    ============

                 See notes to consolidated financial statements

                              JJFN SERVICES, INC.
                                 AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

     For the year ended June 30, 1997, and for the period November 2, 1995
                 (date of incorporation) through June 30, 1996




                                      Preferred stock          Common Stock
                                    ------------------   ---------------------
                                     Shares    Amount      Shares      Amount
                                    --------  --------   ----------   --------
Common stock issued at inception          -     $   -    10,000,000   $10,000

Preferred stock issued               400,000     4,000            -         -

Preferred distributions                    -         -            -         -

Common stock issued in merger              -         -    4,084,990      4,085

Common stock issued under
option and consulting agreements           -         -      125,000        125

Common stock issued in conversion
of line of credit and stockholder loans    -         -    1,750,000      1,750

Net loss                                   -         -            -          -
                                    --------  --------   ----------   --------
Balances, June 30, 1996              400,000     4,000   15,959,990     15,960
                                    --------  --------   ----------   --------

Common stock issued under
  option agreements                        -         -      700,000        700

Common stock issued in
  satisfaction of expenses                 -         -      152,000        152

Preferred Distributions                    -         -            -          -

Net loss                                   -         -            -          -
                                    --------  --------   ----------   --------
Balances, June 30, 1997              400,000  $  4,000   16,811,990   $ 16,812
                                    ========  ========   ==========   ========

                                      Additional Paid-In     Accumulated
                                           Capital             Deficit
                                      ------------------    -------------
Common stock issued at inception         $ 1,490,000          $        -

Preferred stock issued                       996,000                   -

Preferred distributions                      (40,000)                  -

Common stock issued in merger              3,760,296                   -

Common stock issued under
option and consulting agreements             149,875                   -

Common stock issued in conversion
of line of credit and stockholder loans    1,867,064                   -

Net loss                                           -            (184,953)
                                      ------------------    -------------
Balances, June 30, 1996                    8,223,235            (184,953)
                                      ------------------    -------------

Common stock issued under
  option agreements                                -                   -

Common stock issued in
  satisfaction of expenses                    77,814                   -

Preferred Distributions                       (5,000)                  -

Net loss                                           -              (42,542)
                                      ------------------    -------------
Balances, June 30, 1997                  $ 8,296,049           $ (227,495)
                                      ==================    =============

                 See notes to consolidated financial statements

                              JJFN SERVICES, INC.
                                 AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

 For the year ended June 30, 1997, and for the period November 2, 1995
                  (date of incorporation) through June 30, 1996

                                                                       Period
                                                          Year Ended    Ended
                                                            June 30,   June 30,
                                                             1997        1996
                                                          ----------  ---------

Net loss                                                  $  (42,542) $(184,953)
 Adjustments to reconcile net loss to net cash            ----------  ---------
  used in operating activities:
   Amortization expense                                      242,050     27,863
   Depreciation expense                                      465,295     96,819
   Non-cash expenses of divested operations                   28,618     13,504
   Gain on sale of model homes                               (79,685)    (7,756)
   Gain on sale of marketable securities                           -    (26,250)
   Gain on sale of divested operations                      (284,876)         -
   Operating expenses satisfied through issuance
       of common stock                                        77,966          -
    Changes in assets and liabilities, net of effects
     from business combination:
      Increase in net operating assets of divested segment  (224,175)  (185,981)
      Increase in miscellaneous assets                        59,577     62,176
      Increase in deferred income tax asset                  (77,000)         -
      Increase in accounts payable and accrued expenses      345,475     18,763
      Increase in unearned rental revenue                    155,207     60,136
                                                        ------------ -----------
         Total adjustments                                   708,452     59,274
                                                        ------------ -----------
         Net cash provided by operating activities           665,910   (125,679)
                                                        ------------ -----------
Cash flows from investing activities:
    Cash acquired in business combination                          -  1,044,480
    Purchase of model homes                               (4,442,544)(2,018,818)
    Proceeds from sale of model homes                      4,457,977    229,520
    Proceeds from sale of marketable securities              239,250    313,750
    Capital expenditures                                     (27,838)   (53,568)
    Acquisition costs                                              -    (36,121)
                                                        ------------ -----------
         Net cash provided by investing activities           226,845   (520,757)
                                                        ------------ -----------
Cash flows from financing activities:
    Proceeds from mortgages payable                        1,577,688  1,383,099
    Principal payments on mortgages payable               (3,846,200)  (148,462)
    Deferred finance charges                                (254,400)  (104,579)
    Proceeds from stockholder loans                        1,705,000    158,250
    Loans from affiliates                                          -    158,851
    Preferred distributions                                  (15,000)   (30,000)
    Proceeds from issuance of common stock                       700          -
                                                        ------------ -----------
         Net cash provided by financing activities          (832,212) 1,417,159
                                                        ------------ -----------
Net increase in cash                                          60,543    770,723

Cash at beginning of period                                  770,723          -
                                                        ------------ -----------
Cash at end of period                                   $    831,266 $  770,723
                                                        ============ ===========


                 See notes to consolidated financial statements
                                      F-7


                              JJFN SERVICES, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended June 30, 1997, and for the period
November 2, 1995 (date of incorporation) through June 30, 1996


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

Principles of consolidation

The accompanying consolidated financial statements include the accounts of JJFN Services, Inc. for the year ended June 30, 1997, and for the period November 2, 1995 (date of incorporation) through June 30, 1996, and of its inactive, wholly-owned subsidiary, JJFN Holdings, Inc. ("Holdings") from its date of acquisition, May 15, 1996 (Note 2). Intercompany transactions and balances have been eliminated in consolidation.

History and business activity

The Company is engaged in two lines of business, both with major homebuilders and real estate developers:

1)      The purchase and leaseback of fully furnished model homes.

2)      The contract acquisition, development and sale of real estate.

From its inception through June 30, 1997, the Company has purchased a total of 136 model homes and sold 26, resulting in a portfolio of 110 model homes owned at June 30, 1997. All such purchases have been from six nationally-known, publicly-traded homebuilders and real estate developers. Concurrent therewith, the Company entered into arrangements to lease the units back to the builders under operating lease agreements (Note 5). During September 1996, the Company acquired a 70-acre tract of land and entered into a development agreement with a homebuilder (Note 5).

Fair value of financial instruments

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosure about Fair Value of Financial Instruments", which requires the disclosure of the fair market value of off- and on-balance sheet financial instruments. The carrying value of all financial instruments, including long-term and short-term debt, cash and temporary cash investments, approximates their fair value at year end.

Concentration of credit risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and net assets realizable on divestiture which consists of a note receivable (Note 12).

At June 30, 1997, the Company had cash balances with two banks which were, in the aggregate, $603,137 in excess of the $100,000 limit insured by the Federal Deposit Insurance Corporation. At June 30, 1996, the Company had cash balances with four banks which were, in the aggregate, $554,219 in excess of the $100,000 limit insured by the Federal Deposit Insurance Corporation. In addition, there is off-balance sheet risk to the extent of outstanding checks. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Through June 30, 1997, the model homes that the Company has purchased are located in Florida, Colorado, North Carolina, Virginia, Texas and Georgia. All such homes have been leased to six different major homebuilders and real estate developers (Note 5).

Depreciation

Property and equipment are carried at cost. Depreciation is provided on the straight-line method over the following estimated useful lives:

Model homes on lease                   30 years
Office furniture and equipment          5 years
(included in miscellaneous other assets)

Maintenance, repairs and renewals which neither materially add to the value of the homes nor appreciably prolong their lives are charged to expense as incurred. Gains or losses or disposition of model homes are included in income.

Depreciation expense was $465,294 for the year ended June 30, 1997, and $96,819 for the period November 2, 1995 (date of incorporation) through June 30, 1996.

1.      Summary of significant accounting policies (continued)

Accounting standards changes

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") which is effective for fiscal years beginning after December 15, 1995. The Company has adopted SFAS 121 for the fiscal year beginning July 1, 1996. However, its adoption has not had any material impact on the Company's consolidated financial position. SFAS 121 provides additional guidance on when long-lived assets should be reviewed for possible impairment, how impairment losses should be measured and when such losses should be recognized. In addition to long-lived assets, SFAS 121 amended the accounting standards for valuing real estate assets to the lower of cost or fair value less cost to sell (for certain assets the lower of cost or fair value) from the lower of cost or net realizable value.

In October 1995, the Financial Accounting Standards Board issued "Accounting for Stock Based Compensation" ("SFAS 123") which is effective for fiscal years beginning after December 15, 1995. With respect to stock options granted to employees, SFAS 123 permits companies to continue using the accounting method promulgated by the Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," to measure compensation or to adopt the fair value based method prescribed by SFAS 123. The Company has elected to continue to account for stock-based compensation in accordance with APB 25 and therefore SFAS 123 has no effect on the financial statements of the Company for the year ended June 30, 1997. Under APB 25, the Company does not recognize compensation expense for its stock option plans as options are granted at an exercise price equal to, or greater than, the market price of the underlying stock on the date of grant. Should the exercise price be below the market price, the Company would then recognize compensation expense in an amount equal to the excess of the market value of the underlying stock over the exercise price of the stock option. If the APB 25 method is continued and if the differences are material, pro forma disclosures are required as if SFAS 123 accounting provisions were followed. No pro forma disclosures have been presented since, in the opinion of management, the effect of the application of such provision are immaterial to the financial statements for the year ended June 30, 1997 and the period ended June 30, 1996.

Loss per common share

Loss per common share is computed by dividing the net loss applicable to common stock shareholders by the weighted average number of shares of common stock outstanding during the period. For the year ended June 30, 1997, the weighted average number of shares used in the calculation was 16,551,091. For the period November 2, 1995 through June 30, 1996, the weighted average number of shares used in the calculation was 10,801,114. Primary loss per common share does not include the effect of common stock equivalents because the effect of such inclusion would be to reduce loss per common share. Fully diluted loss per share amounts are not presented because they are anti-dilutive.

Reclassifications

Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 presentation.

2.      Business combination

In a statutory merger which became effective May 15, 1996, the Company acquired all of the stock of Holdings in exchange for 4,084,990 shares of its $.001 par value common stock. The value of the stock issued was $3,764,381 based on the fair market value of the net assets acquired. The acquisition has been accounted for under the purchase method and accordingly, the operating results of Holdings and its wholly-owned subsidiary, Iron Eagle Contracting and Mechanical, Inc. ("IECM"), have been included in the consolidated operating results since the date of acquisition. Effective October 1, 1996, the Company divested itself of the operations of IECM (Note
12).

Holdings was a publicly-held company which was inactive until it commenced operations as a construction contractor through its wholly-owned subsidiary, IECM, on December 29, 1995. Under the terms of the merger agreement, Priority Financial, Inc. ("PFI"), a wholly-owned subsidiary of the Company, merged into Holdings which became the surviving subsidiary corporation. On the effective date of the merger, each non-dissenting Holdings shareholder received one share of the Company's common stock for each share of Holdings common stock. The preferred stockholders of Holdings received one share of the Company's common stock for each 50 shares of preferred stock owned. On the effective date of the merger, the Company also assumed the rights and obligations of Holdings.

The merger agreement also provided that the Company file a registration statement with the Securities and Exchange Commission in order to register all shares issued or to be issued to Holdings shareholders. The registration statement became effective on May 8, 1996, and the merger was completed on May 15, 1996. As a result, JJFN Services, Inc. became a publicly held company.

The following unaudited information has been prepared on a pro forma basis as if Holdings had been acquired as of the beginning of the period November 2, 1995 through June 30, 1996:

Revenues                            $     1,318,007
Costs and expenses                        1,882,084
                                    ---------------
Loss from operations                       (564,077)
Other income                                 38,143
                                    ---------------
Net loss                            $      (525,934)
                                    ===============
Net loss per share                  $          (.04)
                                    ===============
Average shares outstanding               14,050,871
                                    ===============

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

At June 30, 1996, the Company owned 585,000 shares of Antares Resources Corporation ("Antares"), a publicly-held company whose stock is traded on the NASDAQ Small-Cap Stock Market. At June 30, 1996, the fair value of the securities approximates cost. While the listed bid price of the stock is $3 per share at June 30, 1996, the market value was discounted to reflect an estimated block trading price.

The Company's investment at June 30, 1996, represented approximately 3% of the outstanding common stock of Antares. Antares owns all of the Company's convertible preferred stock (Note 8). At June 30, 1996, four individuals who were officers and/or directors of the Company were also directors of Antares. All such individuals resigned as directors of Antares in December 1996.

During July 1996, the Company entered into an indemnity agreement with a significant shareholder, which induced JJFN not to sell its shares in Antares. The shareholder agreed that if JJFN, in the future, sold any shares at a price less than the market value of the shares at their date of acquisition ($2.50 per share), the shareholder would contribute additional shares of Antares common stock, or other property, having a fair market value equal to such difference.

During September 1996, JJFN sold 485,000 shares of Antares, which were acquired at a cost of $1,212,500, for $218,250, and in October 1996 sold 100,000 shares of Antares, which were acquired at a cost of $250,000, for $21,000. Since the shareholder agreed to indemnify JJFN if the marketable securities were sold at less than cost, no loss was recorded on the sale. The deficiency of $1,223,250 was satisfied by offsetting $1,223,250 of loans due to the shareholder.

The transaction is summarized as follows:

Original cost                                                       $1,462,500
Sale price                                                            (239,250)
                                                                    -----------
Deficiency satisfied by offsetting loans due to shareholder         $1,223,250
                                                                    ===========

4.      Deferred charges and goodwill

Deferred charges and goodwill consist of the following:

                                                               June 30,
                                                         1997            1996
                                                       --------        --------
Deferred finance charges                               $429,191        $152,876
Deferred offering costs                                  53,829               -
Deferred income tax asset                                77,000               -
Goodwill                                                 46,942          59,056
                                                       --------        --------
                                                       $606,962        $211,932
                                                       ========        ========

Deferred finance charges are carried at cost. Amortization is provided on the straight-line method over the lives of the loans to which the deferred finance charges relate. Amortization expense of deferred finance charges was $229,936 for the year ended June 30, 1997, and $26,349 for the period ended June 30, 1996. Accumulated amortization of deferred finance charges totaled $256,285 and $26,349 at June 30, 1997 and 1996, respectively.

Goodwill is carried at cost and is being amortized over a fifteen-year period. For the year ended June 30, 1997, and for the period from November 2, 1995 through June 30, 1996, amortization expense of goodwill totaled $12,114 and $1,514, respectively. Accumulated amortization of goodwill was $13,628 and $1,514 at June 30, 1997 and 1996, respectively.

5.      Leasing and option fee arrangements

Leasing arrangements

The Company has entered into a series of operating leases with six different major homebuilders and real estate developers (the "Lessees") (Note 1) which provide for monthly lease payments equal to 1% of the Company's purchase price of each premises. Under the terms of the lease agreements, all expenses arising during the term of the lease shall be paid by the Lessee including, but not limited to, utilities, homeowner association assessments, maintenance, insurance and real estate taxes. Monthly revenue from leases existing at June 30, 1997 and 1996, was $214,093 and $113,293, respectively.

The leases terminate only upon the sale of the model homes. In connection therewith, the Company has entered into listing agreements with brokerage affiliates of some of the Lessees. Such agreements specify that the commission to the affiliate shall not exceed 1.25% plus a 3% fee to be paid to another broker, if any, who produces a purchaser. The agreements also provide for sales incentives to the brokers.

5.      Leasing and option fee arrangements (continued)

Leasing arrangements (continued)







The sales price may not be less than the original cash closing purchase price unless the lessee elects to fund any deficiency at the closing.

The Lessees have provided surety bonds, letters of credit or cash in order to assure the performance of their obligations. The financial instruments provided by Lessees are equal to 5% of the Company's purchase price including related costs.

For the year ended June 30, 1997, the Company sold 23 of its model homes for a total sales price of $4,528,600. The Company recognized a net gain on the sales of $79,385.

During the period November 2, 1995 through June 30, 1996, the Company sold three of its model homes for a total sales price of $515,000. The Company
recognized a net gain on the sales of $7,756.    Option fee arrangements

During September 1996, the Company acquired a 70 acre tract of land to be developed by a homebuilder for 370 residential units at a cost of $8,591,956. In addition, the Company entered into a development agreement to pay the homebuilder a total fee of $4,500,000 for site development costs. Any excess costs are for the sole account of the homebuilder. In addition, the Company entered into a purchase option agreement whereby the developer agreed to purchase the property on a finished lot basis over a scheduled three-year period and to provide a $1,719,000 deposit and post a performance bond to secure their performance under the development agreement. During the period from the Company's original acquisition of the land until the developer purchases the finished lots, the developer is obligated to pay a non-refundable monthly option fee equal to 1% of the Company's total costs including acquisition cost, closing costs, plus sums paid under the development agreement.

During June 1997, the Company was advised by the homebuilder that it was electing to fully exercise its option to purchase the approximate 70-acre tract of land being developed for 370 residential units and terminate the development agreement. The homebuilder exercised the option on July 3, 1997, and purchased the property for the sum of $8,591,956.

Major customers

Revenues derived from two Lessees, Hovnanian Enterprises, Inc. and subsidiaries ("Hovnanian") and Engle Homes, Inc. and subsidiaries ("Engle"), represent 86% and 100% of total lease and option fee revenue for the year ended June 30, 1997, and the period ended June 30, 1996, respectively. Summaries of operating results and net assets of Hovnanian and Engle follows:

5.      Leasing and option fee arrangements (continued)

Major customers (continued)

Hovnanian Enterprises, Inc. and subsidiaries
Results of Operations
(In thousands)
                                                   Year ended October 31,
                                             1996         1995         1994

Revenues                                   $807,464     $777,745     $704,433
Operating expenses                         $782,458     $756,091     $687,912
Net income                                 $ 17,287     $ 14,128     $ 11,477

Total assets                               $614,111     $645,378     $612,925
Total liabilities                          $420,489     $469,043     $450,795
Total stockholders' equity                 $193,622     $176,335     $162,130



Engle Homes, Inc. and subsidiaries
Results of Operations
(In thousands)
                                                   Year ended October 31,
                                             1996         1995         1994

Revenues                                    $332,088     $244,528     $224,459
Operating expenses                          $318,387     $234,992     $212,280
Net income                                  $  8,495     $  5,912     $  8,907

Total assets                                $284,789     $251,918     $188,913
Total liabilities                           $203,297     $177,812     $122,610
Total stockholders' equity                  $ 81,492     $ 74,106     $ 66,303

6.      Mortgages payable

Mortgages payable consist of the following:

                                                                June 30,
                                                         -----------------------
                                                             1997     1996
                                                         ----------- -----------

Mortgage payable to a bank, bearing interest at prime
plus 1% with interest only payable monthly.  The loan
balance is due February 1998.  The loan is secured by
model homes purchased and by the related leases
described in Note 5.                                     $ 1,202,003 $ 1,703,867

Mortgage payable to a bank, bearing interest at 8.625%
with interest only payable monthly.  The loan balance is
due May 1998.  The loan is secured by model homes
purchased and by the related leases described in Note 5.   1,532,235   2,300,000

Mortgage payable to a bank in monthly installments of
$32,191, including interest at 9.25%, until maturity in
April 1999.   The loan is secured by model homes
purchased and by the related leases described in Note 5.   2,156,062   2,473,404

Mortgage payable to a bank in monthly installments of
$5,502, including interest at 9.25%, until maturity in
January 2000.  The loan is secured by model homes
purchased and by the related leases described in Note 5.     416,499           -

Mortgage payable to a bank, bearing interest at prime
plus 1/2% for Florida properties and prime plus 1% for
non-Florida properties, with interest only payable
monthly.  The note is part of a $13 million revolving
loan agreement which is payable on demand.  The loan is
secured by model homes purchased and by the related
leases described in Note 5.                                9,649,109           -

Mortgage payable to a bank in monthly installments of
$5,063, plus interest at the LIBOR rate plus 2.85%,
until maturity in June 1998.  The loan is secured by
model homes purchased and by the related leases
described in Note 5.                                         801,557           -

Mortgage payable to a bank, bearing interest at prime
plus 1% with interest only payable monthly.  The loan
balance is due October 1997.  The loan is secured by
real estate purchased and by a related option fee
agreement described in Note 5.  This loan was repaid
in-full in July 1997.                                      6,875,000           -
                                                         ----------- -----------
                                                         $22,632,465 $ 6,477,271
                                                         =========== ===========

At June 30, 1997, maturities of mortgages payable are as follows:

Year ending June 30, 1998               $20,283,590
Year ending June 30, 1999                 1,992,547
Year ending June 30, 2000                   356,328
                                        -----------
                                        $22,632,465
                                        ===========
                                      F-16






7.      Stockholder loans payable

Stockholder loans payable arose from advances various stockholders have made to the Company. The notes are payable on demand and accrue interest at 9%. Interest on stockholder notes payable totaled $33,815 for the year ended June 30, 1997, and $82,109 for the period November 2, 1995 through June 30, 1996. On June 30, 1996, the stockholder loans totaling $1,442,656 plus accrued interest of $103,265 were converted to 1,288,268 shares of the Company's common stock.

During the year ended June 30, 1997, the Company issued a total of 1,026,000 warrants to stockholders who had made loans to the Company. The warrants are exercisable at the fair value of the stock on the date the warrant was issued.

Under the terms of an indemnity agreement described in Note 3, during September and October 1996, $1,223,250 of stockholder loans were utilized to offset stockholder obligations which arose from sales of marketable securities.

8.      Stockholders' equity

Convertible preferred stock

On November 2, 1995, the Company issued 400,000 shares of its 6% participating non-cumulative preferred stock. Each share is convertible into one share of the Company's common stock commencing in December 1996. Dividends may be declared on the basis of a 50% participation in the rental revenue stream up to $60,000 per year. The preferred stock is redeemable at the option of the Company, on the basis of 105% within the first six-month period, 104% within the second six-month period, 103% within the third six-month period, 102% within the fourth six-month period, 101% within the fifth six-month period and 100% thereafter.

The Company paid regular quarterly distributions of $15,000 in February, May, and July 1996. Through June 30, 1996, $10,000 was accrued as a preferred distribution payable. All distributions paid and accrued have been made out of additional paid-in capital due to the lack of available retained earnings. No dividends have been declared or paid since July 1996.

Warrants

In conjunction with a loan agreement entered into by a former subsidiary, IECM (Notes 2 and 12) in December 1995, the Company issued 1,200,000 warrants which are convertible into 1,200,000 shares of the Company's common stock at $.001 per share. In August 1996, 700,000 warrants were exercised and the Company issued 700,000 shares of common stock.

Stock option plan

During August 1996, the Company established an Equity Incentive Plan (the "Plan") to attract and retain key employees, to provide an incentive for them to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company. Under the terms of the plan, the Company may award Incentive Stock Options which are intended to qualify under Section 422A of the Internal Revenue Code.


8.      Stockholders' equity (continued)

Stock option plan (continued)

During October 1996, the Company awarded a total of 450,000 stock options to purchase common stock at an option price of $.125 per share. During May 1997, 175,000 of the options previously awarded were canceled and the Company awarded a total of 775,000 additional options to purchase common stock at an option price of $0.25 per share. During July 1997, the Company awarded a total of 150,000 options to purchase common stock at an option price of $0.44 per share. All such options may be exercised during a four-year period commencing one year from the date of the option grant and terminating five years from date of issuance.

9.      Income taxes

The Company has net operating losses available for carry forward to offset future years' taxable income. The amounts and dates of expiration are as follows:

    June 30,
    --------
      2010      $184,953
      2011       124,542
                --------
                $309,495
                ========

Deferred income taxes arise from temporary differences in reporting assets and liabilities for income tax and financial accounting purposes primarily resulting from net operating losses. The components of the deferred tax asset and the related tax effects of the temporary differences are as follows:

                                                             June 30,
                                                        1997          1996
                                                      -------       --------
Non-current deferred income tax asset
  arising from net operating loss carryforward        $77,000       $46,000

Valuation allowance                                         -       (46,000)
                                                      -------       --------
Net deferred income tax asset                         $77,000       $     -
                                                      =======       ========

During the year ended June 30, 1997, the Company eliminated its deferred tax asset valuation allowance which stood at $46,000 as of June 30, 1996. Based on estimates of future revenues and profitability, management believes that the Company will utilize its net operating losses to offset future taxable income prior to their expiration date.

10.     Supplemental cash flow information

The Company's non-cash investing and financing activities were as follows:

During the year ended June 30, 1997, and the period ended June 30, 1996, the Company acquired model homes and real estate at a cost of $23,104,728 and $11,835,986, respectively. Such purchases were financed as follows:

                                                                June 30,
                                                            1997        1996
                                                        ----------- -----------
Model homes acquired                                    $14,512,772 $11,835,986
Real estate acquired                                      8,591,956           -
Funds deposited into escrow by
  stockholders and affiliates                                     -  (4,374,913)
Bank borrowings                                         (18,662,184) (5,442,255)
                                                        ----------- -----------
Expenditures for acquisition of model homes
  and real estate                                       $ 4,442,544 $ 2,018,818
                                                        =========== ===========
In connection with the Company's initial capitalization, the Company issued common and preferred stock as follows:

Common stock issued                                              $ 1,500,000
Preferred stock issued                                             1,000,000
Consideration received:
   Marketable securities received                                 (1,500,000)
   Funds deposited into escrow in connection
      with acquisition of model homes                             (1,000,000)
                                                                 ------------
   Proceeds from issuance of common
   and preferred stock                                           $          -
                                                                 ============

During the period ended June 30, 1996, the Company completed a business combination in which it acquired all of the capital stock of JJFN Holdings, Inc. in exchange for 4,084,990 shares of the Company's common stock as follows:

Cash acquired                                                   $ 1,044,480
Fair value of non-cash assets acquired                            3,468,990
Liabilities assumed                                                (749,089)
                                                                ------------
Common stock and additional paid-in capital
   issued in business combination                               $ 3,764,381
                                                                ============

During the period ended June 30, 1996, the Company converted the $164,814 balance of a line of credit to 330,000 shares of the Company's common stock. In addition, $1,545,921 of stockholder loans and accrued interest were converted to 1,288,268 shares of the Company's common stock.

On June 30, 1997, at the option of three different law firms, the Company issued 152,000 shares of stock in payment of an aggregate of $77,966 of fees owed to those firms.

10.     Supplemental cash flow information (continued)

In connection with the divestiture described in Note 12, the Company sold $1,027,624 in net assets of the divested segment in exchange for a note receivable in the amount of $1,312,500.

As a result of an indemnity agreement entered into with a significant shareholder (Note 3) the Company satisfied losses on sales of marketable securities in September and October 1996, by off-setting $1,223,250 of stockholder loans.

Interest paid totaled $1,496,206 and $249,940 during the year ended June 30,
1997, and the period ended June 30, 1996, respectively.   At June 30, 1996,
net assets realizable on divestiture includes $195,668 of cash which has been excluded from the cash balances reflected in the balance sheet and in the statement of cash flows.

11.     Commitments and contingencies

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

Lease agreement

The Company leases its office space under an operating lease for a five-year term ending in January 2002. Rent expense for the year ended June 30, 1997, and for the period November 2, 1995 through June 30, 1996 was $42,968 and $7,979, respectively. The following is a schedule of future minimum lease payments:

Year ending June 30, 1998                $ 66,312
Year ending June 30, 1999                  67,795
Year ending June 30, 2000                  69,278
Year ending June 30, 2001                  70,761
Year ending June 30, 2002                  41,782
                                         --------
                                         $315,928
                                         ========

Consulting and employment agreements

Effective June 1996, the Company entered into a ten-year consulting agreement with a principal stockholder. The agreement specifies that the consultant shall receive annual compensation of $180,000 with 10% annual increases during the second through tenth years. In addition, the consultant is entitled to certain benefits and participation in any Company bonus or retirement plan.


11.     Commitments and contingencies (continued)

Consulting and employment agreements (continued)

Effective July 29, 1997, the Board of Directors elected the shareholder to the position of Chairman of the Board. The consulting agreement was terminated and the Company entered into an employment agreement with the shareholder on substantially the same terms of the consulting agreement. Effective July 30, 1997, the employment agreement provides for annual compensation of $225,000.

Land purchase commitment

The Company has executed a letter of intent with a major publicly-traded homebuilder and real estate developer to acquire 4-5 tracts of land having a fully-developed cost of approximately $112,000,000, of which the maximum cost outstanding at any point in time is anticipated to be $75,000,000 to $85,000,000. The agreement provides for a parcel takedown schedule of finished lots at minimum dollar amounts over a period not to exceed 36 months. The closing is subject to completion of due diligence, securing a financing commitment and formal documentation among other events.

Model home purchase commitments

At June 30, 1997, the Company was in the process of negotiating two agreements with existing homebuilder clients to acquire additional model homes. One agreement would involve the acquisition of 71 model homes in New Jersey and Pennsylvania at a cost of approximately $15 million. The other agreement involves the acquisition of four model homes in Colorado at a cost of approximately $900,000. During July 1997, closings took place on the acquisition of 14 of the above model homes at an aggregate cost of approximately $3.1 million.

Qualified retirement plan

During the year ended June 30, 1997, the Company adopted the provisions of a savings incentive match plan for employees ("SIMPLE") which covers substantially all employees of the Company. The SIMPLE is a qualified plan under the provisions of the Internal Revenue Code which permits employees to make elective contributions to a retirement plan on a pre-tax basis. The Company makes a matching contribution which totaled $3,180 for the year ended June 30, 1997.

Legal proceedings

Effective June 1996, the Company entered into a five-year employment agreement with the Company's former president. The agreement specified that the president would receive annual compensation of $120,000 with 10% annual increases during the second through fifth years. During May 1997, the Company's president improperly terminated her employment agreement.

The Company has commenced in a legal proceeding against Susan Schlapkohl, the Company's former President, for a violation of her restrictive covenant with the Company. In her answer to the Company's Complaint and Motion for Preliminary Injunction, Ms. Schlapkohl asserted certain counterclaims. The Company is vigorously defending the counterclaim. Management believes, after consultation with legal counsel, that Ms. Schlapkohl's counterclaims are without merit, but that even if she were successful, it would not have a material adverse effect on the business, financial position or results of the operations of the Company.

11.     Commitments and contingencies (continued)

Model home sales contracts

The Company has sales contracts pending on nine model homes at an aggregate sales price of $1,416,216. The model homes were acquired at an aggregate cost of $1,398,305.

Financing activities

The Company is in active negotiations with institutions to increase its credit facilities and reduce it's borrowing costs. It is anticipated that the new facilities will enable the Company to continue its rapid growth. Indications are that the cost of funds will be LIBOR plus a reasonable premium with a cap; or the rate of two or three year treasuries plus a reasonable premium which will be fixed at closing. The indicated term of the facilities will be two years with a one year extension (renewal) at the Company's option.

As part of its ongoing business, the Company is in constant discussion with financial institutions for credit facilities, as well as private or public placements of its debt or equity securities. An offering or private placement of senior notes with warrants, convertible preferred stock or similar type of security is currently being evaluated.

12.     Divested operations

Effective October 1, 1996, the Company disposed of its construction subsidiary, Iron Eagle Contracting and Mechanical, Inc. ("IECM"). The results of IECM have been reported separately as a divestiture in the consolidated statements of operations. The consolidated balance sheet at June 30, 1996, has been reclassified to give effect to the divested operations of IECM.

Assets and liabilities of IECM which were divested consist of the following:

                                           September 30, 1996   June 30, 1996
                                           ------------------  ----------------
Cash                                            $  56,641        $   195,668
Contract receivables                              601,976            319,500
Land and development costs                        556,826            388,980
Furniture and equipment                           276,953            282,570
Intangibles and other assets                      339,038            355,505
                                                ---------        -----------
Total assets                                    1,831,434          1,542,223
Liabilities                                      (803,809)          (710,155)
                                                ---------        -----------
Net assets of divested segment                 $1,027,624        $   832,068
                                               ==========        ===========

The following table summarizes selected financial data of the Company's divested operation.

                                                             May 15, 1996
                                                         (date of acquisition)
                                Three-months ended              through
                                September 30, 1996           June 30, 1996
                                ------------------       ---------------------
Revenues                            $  596,730             $    190,000
Expenses                               651,174                  212,558
                                    ----------             ------------
Loss from divested operations       $  (54,444)            $    (22,558)
                                    ===========            =============

12.     Divested operations (continued)

Such amounts have not been included in operating revenues or expenses in the accompanying consolidated statements of operations.

Under the terms of the agreement, the Company sold the net assets of IECM for a note in the amount of $1,312,500 thereby realizing a gain on divestiture of $284,876. The note bears interest at the prime rate plus 1%. Interest is payable in monthly installments beginning in August 1997 through January 2002. Interest accrued through July 1997 shall be payable in six equal monthly installments commencing August 1997. Principal is payable in five equal consecutive annual installments commencing January 1998 and ending January 2002.

In the event the IECM completes a securities offering, it shall be obligated to prepay the lessor of $500,000 or the then remaining unpaid amount of principal and interest. Upon completion of any second offering, the IECM shall be obligated to prepay the then remaining unpaid amount of principal and interest.

The note is secured by all of the issued and outstanding shares of IECM and by 150,000 shares of common stock of its parent company, Iron Holdings, Inc. which became a publicly-traded company in March 1997.



EXHIBIT 10.9

AGREEMENT FOR PURCHASE AND
SALE


This Agreement for Purchase and Sale is made and entered into as of the ~ day of March, 1996, by and between SOUTH PALM CONDOMINIUM, INC., a Florida corporation and WATER RESOURCES CORPORATION, a Florida corporation, a joint venture (hereinafter collectively referred to as the "Seller"), and ENGLE HOMES/PALM BEACH, INC., a Florida corporation (the "Buyer").

WITNESSETH

WHEREAS, Seller desires to sell to Buyer, and Buyer desires to purchase from Seller, all of the Seller's Agreement rights to purchase the real and personal property described in Paragraph 1 of this Agreement (the "Property"), upon the terms and conditions herein set forth:

NOW, THEREFORE, in consideration of the premises, of the payments provided for herein and other valuable consideration, the receipt and sufficiency of which is hereby acknowledged by Seller, the parties to this Agreement do hereby covenant and agree as follows:

1. Description of Property. The real property which is being purchased and sold hereunder and which is referred to herein as the "Property", shall mean the real property described in "Exhibit A" which is attached to and made a part of this Agreement, containing approximately seventy (70) acres. A portion of the Property which is separately described in "Exhibit A-1" consists of two separate five (5) acre parcels and shall be referred to herein as the "10 Acre Parcel".

2. Description of the Existing Sales Agreements. The Seller has executed six
(6) separate real estate purchase and sale agreements and addendums, copies of which are attached hereto as Exhibit "B" and which are hereinafter referred to as "The Existing Agreements". The Seller is the buyer under all of The Existing Agreements and the real property described in The Existing Agreements wheh taken in the aggregate comprises the Property. It is the intent of the parties that, pursuant to the terms and conditions contained in this Agreement, the Buyer shall purchase all of Seller's rights as the buyer under The Existing Agreements such that at the closing of this transaction The Existing Agreements shall be assigned from the Seller to the Buyer who will then be able to purchase the Property under the terms and conditions of The Existing Agreements.

3. Price and Payment. Seller hereby agrees to sell to the Buyer, and Buyer hereby agrees to purchase from the Seller, all of the Seller's interest in The Existing Agreements for a total Purchase Price of EIGHT MILLION FIVE HUNDRED NINETY-FIVE THOUSAND DOLLARS ($8,595,000.00). Said Purchase Price is inclusive of the collective Purchase Price that the Buyer shall be required to pay to the various sellers under the Existing Agreements. The difference between the total Purchase Price to be paid to the various sellers under The Existing Agreement and the total Purchase Price of EIGHT MILLION FIVE HUNDRED NINETY-FIVE THOUSAND DOLLARS ($8,595,000.00) shall be paid to the Seller at closing as consideration for the assignment of The Existing Agreements from the Seller to the Buyer. The Purchase Price shall be paid as follows:

(A) Deposit. Buyer shall on the Effective Date of this Agreement has hereinafter defined) deposit (a) the sum of TWO HUNDRED THOUSAND DOLLARS ($200,000.00) with the firm of Moyle, Flanigan, Katz, Fitzgerald & Sheehan, Barnett Centre, 9th Floor, 625 North Flagler Drive, West Palm Beach, Florida 33401 ("Escrow Agent"), and (b) the sum of ONE HUNDRED THOUSAND DOLLARS ($100,000.00) with the firm of Cohen, Chernay, Norris, Weinberger & Harris ("Cohen"). Any and all interest earned on said deposit shall accrue to the benefit of the Buyer. The ONE HUNDRED

THOUSAND DOLLARS ($100,000.00) portion of the deposit paid to Cohen shall be considered a nonrefundable reimbursement to Seller for expenses relating to land planning, engineering and legal fees relative to planning and zoning matters regarding the Property. Escrow Agent shall hold the TWO HUNDRED THOUSAND DOLLAR ($200,000.00) balance of said cash deposit pursuant to the terms and conditions of this Agreement. On the Effective Date of this Agreement, the Buyer shall deposit with the Escrow Agent a surety guarantee bond (the "Bond") in the principal amount of $200,000.00 payable to the Escrow Agent in the event of a default by the Buyer under the terms and conditions of this Agreement. Both the language of the Bond and the Bond's underwriter shall be subject to the prior approval of the Seller. The entire deposit (together with interest thereon as to the cash portion) shall be applied to the Purchase Price at closing. The Buyer shall substitute cash at closing in lieu of payment of the Bond proceeds by the underwriter under the Bond. The Bond shall have a term of one (1) year from the Effective Date of this Agreement as defined in Paragraph 4 below. Notwithstanding the foregoing, in the event the closing of the sale of the Property has not occurred within one (1) year of the Effective Date and this Agreement is still in full force and effect, then the Buyer shall have thirty (30) days from the end of the initial one (1) year bond term to extend the term of the Bond for a time period required by the Seller, not to exceed an additional one (1) year period. If the Buyer is unable to extend the Bond term as aforesaid, then the Buyer shall be required to post an additional cash deposit of Two Hundred Thousand Dollars ($200,000.00) to the Escrow Agent within thirty (30) calendar days of the end of the initial one (1) year term of the Bond. The failure of the Buyer to extend the terms of the Bond, , or make the additional cash deposit within the above-described time frames shall constitute a default by the Buyer under this Agreement.

For purposes of this Agreement, the cash and/or Bond shall together constitute the entire Deposit hereunder.

(B) Balance of Payment. The balance of the Purchase Price shall be paid by the Buyer by cashier's check or Federal Funds Wire Transfer to Escrow Agent at the closing, plus or minus prorations and adjustments as provided in this Agreement. Out of said proceeds, the Escrow Agent shall pay all closing costs associated with the transaction, pay the various sellers under The Existing Agreements the payments due them under The Existing Agreements and the balance shall be paid to the Seller hereunder as payment for Sellers agreeing to assign The Existing Agreements to the Buyer.

4. Time for Acceptance: Effective Date. If this Agreement is not executed by Buyer and Seller and delivered to all parties by March , 1996 then this Agreement shall not be effective. The effective date of this Agreement shall be the date when the last of the Buyer and Seller have signed this Agreement.

5. Rezoning of the Property. Immediately upon the execution of this Agreement by both parties, the Buyer shall take all steps reasonably necessary to prepare, and submit to Palm Beach County an Application to rezone the Property so that the same may be developed as a residential project with a minimum of seven (7) residential units per acre. Said seven (7) unit per acre zoning shall be based on an average over the entire Property, taking into consideration the fact that the Palm Beach County Comprehensive Land Use Plan permits three (3) units per acre on the 10 Acre Parcel and eight (8) units per acre on the balance of the Property. Buyer shall, at Buyer's sole cost and expense prepare and proceed with the zoning application and also execute a Developer Agreement with Palm Beach County for the development of the Property. The parties acknowledge that Palm Beach County has expressed a willingness to waive the payment of the $202.00 per unit equivalent residential connection fees as a prerequisite to the execution of a Developer Agreement, however, it shall be Buyer's responsibility to obtain a binding written waiver from the Palm Beach County Planning and Zoning Department. The Zoning Application shall be prepared in the name of the Buyer and the Seller so that in the event that the Buyer fails to complete the rezoning and close this transaction the Seller may continue to pursue the Rezoning to its completion. Should Buyer fail to complete the Zoning Application, all work product including surveys, reports, etc. shall become the property of the Seller. In connection with the foregoing duties regarding the rezoning , Buyer shall immediately undertake the following at Buyers expense:

(A) Retain qualified professionals for land processing and legal representation in connection with the rezoning;

(B) Immediately contract to have a traffic study of the Property prepared by a firm designated by Buyer's land planning professional; and

(C) Prepare all reasonably and necessary studies, plans etc. that would be required in connection with the rezoning of the Property.

Buyer shall have the rezoning application completed and submitted to Palm Beach County in accordance with the schedule attached hereto as Exhibit C. Buyer shall use its good faith best efforts and due diligence to obtain the rezoning approval pursuant to said schedule.

Buyer shall, at its sole cost and expense, proceed to obtain site plan approval from Palm Beach County simultaneously with the rezoning process. Seller agrees to execute any documents necessary and shall obtain such executed documents from the owners under the Existing Agreements, if necessary, in order to enable Buyer to proceed with and obtain said rezoning and site plan approval or any other governmental approvals which Buyer may undertake to accomplish Buyer's intended project for the Property.

The Rezoning of the Property as described in this Section shall be deemed a-condition precedent to the obligation of the Buyer to close this transaction. If, after exercising due diligence the Buyer is unable to obtain the approval of Palm Beach County for the rezoning of the Property as contemplated by this Section, then the Buyer may terminate this Agreement by written Notice to the Seller and Escrow Agent. Upon receipt of said Notice, the Escrow Agent shall refund the balance of the deposit (other than the One Hundred Thousand Dollar ($100,000.00) nonrefundable portion) together with any and all interest earned thereon to the Buyer and this Agreement shall be terminated and of no further force and effect.

6. Title. Within ten (10) days of the Effective Date, Seller will deliver to Buyer, at Seller's expense, a current title insurance commitment for the Property at the minimum promulgated rate allowed by law ("Title Commitment"), issued by Cohen, Chernay, Norris, Weinberger & Harris ("Title Agent") as agent for Attorneys Title Insurance Company ("Title Company"), and copies of all exceptions referred to therein. The Title Commitment shall obligate Title Company to issue an ALTA (1990 Form) owners title insurance policy in favor of Buyer for the amount of the Purchase Price ("Title Policy"). The Title Policy shall insure Buyer's fee simple title to the Property, subject only to the permitted exceptions, as shown on Exhibit D ("Permitted Exceptions"). Within ten (10) days after receipt of the Title Commitment, Buyer shall provide Seller with written notice specifying any matters set forth therein which are unacceptable to Buyer ("Title Defects"). Within three (3) days after receipt of notice from Buyer, Seller shall notify Purchaser whether Seller will attempt to cure the Title Defects. In the event Seller fails to notify Buyer of its intent to cure the Title Defects within said three (3) day period, Seller shall be deemed to have refused to cure the Title Defects. If Seller elects to attempt to cure such Title Defects, Seller shall have until Closing within which to use its best efforts to cure such Title Defects to the satisfaction of the Title Company and Buyer, provided, however, Seller shall not be obligated to bring suit or expend funds to cure any Title Defects. In the event Seller refuses or fails to cure any Title Defect as set forth hereinabove or if the Title Company will insure over a Title Defect, then Buyer at its option, by providing Seller with written notice prior to the Closing Date, may (i) terminate this Agreement, whereupon Seller shall return the Deposit (less the One Hundred Thousand Dollar $100,000.00) nonrefundable portion) to Buyer and thereafter the Agreement shall be deemed null and void and of no force and effect, and no party hereto shall have any further rights, obligations or liability hereunder; or (ii) accept title to the Property subject to such Title Defects. Thirty (30) days prior to Closing, Seller shall deliver to Buyer an endorsement to the Title Commitment, updating the effective date thereof to the most current date reasonably practical. Seller shall deliver to Buyer copies of any exceptions referred to therein which were not set forth on the Title Commitment. Within ten (10) days of receipt of said endorsement, Buyer shall provide Seller with written notice specifying any matters set forth therein which constitute Title Defects. Seller shall respond to such notice in the manner set forth above. At closing, Seller shall deliver to Buyer a "marked up" Title Commitment, deleting all Schedule B. Part I requirements, the gap exception, and all standard exemptions listed therein. Within thirty (30) days after Closing, Seller shall deliver to Buyer the Title Policy, as called for by the marked up Title Commitment.

7. Survey. Buyer shall, with ten (10) days of the Effective Date, at its sole cost and expense, have an updated survey of the Property prepared by a licensed Florida land surveyor and certified to Seller and to the title company which will be issuing owner's title insurance to Buyer. If the survey shows any encroachment on the Property, or that there are any other defects to title, or that any of Seller's covenants or representations herein are violated or untrue, the sate shall be considered to be a defect rendering title in the Property unmarketable and thus entitling Buyer to the remedies set forth in Paragraph 6 above.

8 Closing and Conveyance.

(a) Closing and Seller's Deliveries. The Closing shall be held within thirty
(30) days of the final approval by Palm Beach County of the re-zoning of the Property as described in paragraph 5A of this Agreement. The Closing will take place at a location in southern Palm Beach County designated by Seller. At the Closing, Seller shall deliver to Buyer all of the following:

(1) An assignment of The Existing Agreements which assigns all of the Seller's rights under The Existing Agreements to the Buyer.

(2) Written authorizations (including corporate resolutions, consents, court orders, etc.) as may be reasonably required by Buyer in order to establish the Seller's authority to execute, and faithfully and promptly comply with all the terms, agreements, covenants, indemnities and conditions contained in this Agreement

(3) Such other documentation as may be reasonably requested by Buyer to effectuate this transaction.

(b) Buyer's Deliveries. At the Closing, the Buyer shall deliver or caused to be delivered to the Seller all of the following:

4

(1) The balance of the Purchase Price pursuant to Section 3(b) of this Agreement.

(2) Written authorizations (including corporate resolutions, consents, court orders, etc.) as may be reasonably required by Seller or Seller's designed in order to establish the Buyer or the Buyer's designees authority to execute, and faithfully and promptly comply with all of its obligations under this Agreement.

(3) Such other documentation as may be reasonably requested by Seller to effectuate this transaction.

9. Expenses and Prorations. The parties hereto acknowledge that all prorations regarding the Property shall be made pursuant to the terms and conditions contained in The Existing Agreements.

10. Costs of Closing. The costs of closing to be apportioned between the Buyer and the various sellers under The Existing Agreements shall be apportioned as described in The Existing Agreements. Notwithstanding the foregoing, the Seller has agreed to pay for a title insurance commitment and policy reflecting the total Purchase Price being paid by the Buyer pursuant to this Agreement which is in excess of the Purchase Price to be paid to the various sellers under The Existing Agreements. Under The Existing Agreements, those sellers are responsible for payment of the title insurance premiums up to the amount of the respective Purchase Prices under The Existing Agreements. Accordingly, Buyer shall reimburse Seller for the portion of the title insurance costs attributable to the aggregate Purchase Price of The Existing Agreements.

11. Additional Credits to the Seller. The Seller shall be entitled to a credit at closing for the amount of any deposits made, if any, by the Seller under The Existing Agreements together with any interest earned upon said deposits.

12. Brokers. Buyer and Seller hereby warrant that neither party has dealt with any real estate broker in connection with this transaction and the parties agree to hold each other harmless from the claims of any such broker claiming by or through either of them.

13. Seller's Representations. Seller represents and warrants to, and covenants with Buyer that the following representations and warranties are true and will be true from the Effective Date hereof through and including the date of the Closing, except for those changes which (i) may become necessary to give effect to, and to comply with, the terms of this Agreement, and (ii) are specifically provided for or permitted herein:

(a) At Closing, Seller will be the owner of all of Seller's rights under The Existing Agreements to purchase the Property. There are now, and at Closing will be, no outstanding options or other agreements obligating Seller with respect to The Existing Agreements which would affect the ability of Seller to deliver all legal title in, and all beneficial ownership of, its rights under The Existing Agreements.

(b) The consummation of the transaction contemplated by this Agreement will not result in or constitute any of the following: (i) a default, breach or violation of the laws of the State of Florida, any joint venture agreement, lease, license, promissory note, conditional sales Agreement, commitment, indenture, mortgage, deed of trust, or other agreement, instrument, rule, regulation or arrangement of which Seller is a party or by which it is bound;
(ii) an event that would permit any party to accelerate the maturity of any indebtedness or other obligation of Seller which is secured by any part of the Property; and (iii) except for this, Agreement, the creation or imposition of any lien, charge, or encumbrance on the Property.

(c) No representation contained herein or in any certificate, instrument, document or other writing furnished pursuant to the provisions hereof or in connection with the transaction contemplated herein contains any untrue statement of facts or omits to state a material fact necessary to make the statements herein or therein true and complete.

(d) As of the date hereof there are no actions, suits, or proceedings pending or, to the knowledge of the Seller, threatened against or affecting Seller's ownership of the Property (including but not limited to actions in eminent domain) and on the date of the Closing there will be no such actions, suits or proceedings pending or threatened.

(e) Seller is duly authorized by its shareholders and board of directors to comply with all the terms and conditions of this Agreement.

(f) The Existing Agreements are in full force and effect, are not in default and are fully enforceable by all of the parties thereto.

(g) During the term of this Agreement, the Existing Agreements will not be modified or amended without the written consent of Buyer, which consent shall not be unreasonably withheld.

(h) All of the conditions to Closing set forth in the Existing Agreements shall be satisfied.

14. Buyer's Representations. Buyer represents and warrants to, in covenants with the Seller that the following representations or warranties are true and will be true from the Effective Date hereof through and including the date of closing, except for those changes which (i) may become necessary to give effect to, and to comply with, the terms of this Agreement, and (ii) are specifically provided for permitted herein:

(I) Buyer is duly authorized by its shareholders and board of directors to comply with all the terms and conditions of this Agreement.

(B) There is no material threatened or pending litigation or proceeding, or any governmental investigation, against or relating to Buyer which would hinder the re-zoning of the Property.

 .

15. Via Ancho Road. Seller and Buyer acknowledge that Palm Beach County is actively proceeding with the acquisition of additional road rights of way from the Palm Beach County Parks & Recreation Department and the City of Boca Raton in order to create a full ninety (90) foot road right of way for Via Ancho Road thus making Via Ancho Road a legally dedicated public road. Seller will provide Buyer prior to closing with written verification from Palm Beach County that the right of way acquisition is actively proceeding and will be completed prior to Buyer's platting of the Property which shall occur subsequent to the Closing Date hereunder. Delivery of the above described written verification from Palm Beach County shall be deemed a condition precedent to the obligation of the Buyer to close this transaction.

16. Survival. All representations, indemnifications, warranties, covenants, and agreements contained in this Agreement or in any other instrument, certificate, opinion, or other writing provided for in this Agreement, shall survive the Closing.

17. Right to Assign. Neither party shall have the right to assign to other entities its rights and obligations hereunder, without the prior written consent of the other party, which consent shall not be unreasonably withheld..

18. Default. In the event Seller breaches any covenant, condition, warranty, representation, or any other requirement contained in this Agreement, Buyer, in Buyer's sole discretion, shall be entitled to either (i) terminate the Agreement and receive an immediate return of the Deposit from Seller (other than the One Hundred Thousand Dollar ($100,000.00) nonrefundable portion) or
(ii) exercise any and all rights and remedies available to Buyer in equity, including, without limitation, the right of specific performance; provided, however, Buyer hereby waives any right it may now or in the future have, at law, equity or otherwise, to seek or obtain money damages from Seller. Buyer acknowledges and agrees that Seller was materially induced to enter into this Agreement in reliance upon Buyer's agreement to accept the foregoing limitations on its remedies in the case of a breach of this Agreement by Seller, and that Seller would not have entered into this Agreement but for Buyer's agreement to so limit its remedies. In the event Buyer fails to comply with or perform any of the covenants, agreements or obligations of a material nature to be performed by Buyer under this Agreement, Seller, , shall be entitled to terminate the Agreement and the Deposit shall be paid to the Seller by Escrow Agent as agreed upon liquidated damages for such breach and default. Seller acknowledges and agrees that Buyer was materially induced to enter into this Agreement in reliance upon Seller's agreement to accept the foregoing limitations on its remedies in the case of a breach of this Agreement by Buyer, and that Buyer would not have entered into this Agreement but for Seller's agreement to so limit its remedies".

19. Time. Time is of the essence to this Agreement for Purchase and Sale.

20. Escrow. Nothing contained herein shall be deemed to obligate the Escrow Agent to disburse monies, or record or transfer any documents hereunder unless the same shall have been received by the Escrow Agent pursuant to the provisions of this Agreement. The Escrow Agent shall have no duty or obligation to collect any documents not deposited with him and shall not be responsible for any defaults hereunder by any other party. Escrow Agent may consult with counsel of his choice and shall have full and complete authorization and protection for any action taken or suffered by him in good faith and in accordance with the opinion of such counsel. Buyer and Seller agree, jointly and severally, to indemnify the Escrow Agent and hold him harmless from any and all claims, liabilities, losses actions suits or proceedings at law or in equity and any other expense with which he may be threatened by reason of acting as Escrow Agent under this Agreement, except in the case of willful misconduct or gross negligence. Notwithstanding the foregoing, the Escrow Agent shall have no interest in the funds or documents being held in escrow. All of the terms and conditions in connection with the Escrow Agent's duties and responsibilities are contained in this instrument, and the Escrow Agent is not required to be familiar with the provisions of any other instrument or agreement, and shall not be charged with any responsibility or liability in connection with the observance of non-observance by anyone of the provisions of such other instrument or agreement. Escrow Agent may rely, and shall be protected in acting upon any paper or other document which may be submitted to him in connection with his duties hereunder and which is believed by him to be genuine and to have been signed or presented by the property party or parties, and he shall have no liability or responsibility with respect to the form, execution or validity thereof. Escrow Agent shall not be required to institute or defend any action or legal process involving any matter referred to herein which in any manner affects his duties or liabilities hereunder unless or until receiving full indemnity in an amount and of such character as he shall require, against any and all claims, liabilities, judgments, and other expenses of every kind in relation thereto, except in the case of willful misconduct or gross negligence. Escrow Agent shall not be bound nor in any way be affected by any notice of any modification, cancellation, abrogation or rescission of this Agreement, or any fact or circumstance affecting or alleged to affect the rights or liabilities of any other persons, unless he has received written notice satisfactory to him, signed by all parties to this Agreement.

If Buyer and Seller shall be in disagreement about the interpretation of these escrow provisions, or about the rights and obligations of, or the propriety of any action contemplated by the Escrow Agent hereunder, Escrow Agent may, in his sole discretion, file an action in interpleaded to resolve said disagreement. Escrow Agent shall be indemnified for all costs in connection with the aforesaid interpleaded action, and shall be fully protected in suspending all or a part of his activities under this Agreement until a final judgment in the interpleaded action is received.

21. Construction. The captions and headings used in this Agreement are for the convenience of reference only, and are not part of this Agreement and shall not be used in construing it.

22. Entire Agreement. This Agreement and the documents referred to herein constitute the entire agreement and understanding between the parties with respect to the subject matter hereof, and may not be changed, except by an instrument in writing signed by the party against whom enforcement of such change would be sought. This Agreement shall be binding upon the parties hereto and their respective heirs, executors, successors and permitted assigns.

23. Governing Law and Venue. This Agreement shall be governed by and construed in accordance with the laws of the State of Florida without reference to the laws of any other jurisdiction. The venue of any litigation arising out of this Agreement shall be Palm Beach County, Florida. In the event it becomes necessary for either party To litigate in order to enforce its rights under the terms of this Agreement, then the prevailing party shall be entitled to reimbursement of its litigation costs and reasonable attorney's fees, including those caused by appellate proceedings, by the other party.

24. Notices. All notices and communications hereunder, to be effective, shall be in writing and shall be delivered or mailed by registered or certified mail, return receipt requested, postage prepaid, addressed as follows: .

        If to Seller:   SOUTH PALM CONDOMINIUM, INC.
                WATER RESOURCES CORPORATION
                7000 West Palmetto Park Road
                Suite 212
                Boca Raton, Florida 33433
        With a copy to: Fred Cohen, Esquire
                COHEN, CHERNAY, NORRIS,
                WEINBERGER & HARRIS
                712 U.S. Highway One
                Fourth Floor
                North Palm Beach, Florida 33408

        If to Buyer:    ENGLE HOMES/PALM BEACH, INC,
                123 Northwest 13th Street
                Suite 300
                Boca Raton, Florida 33432

An address referred to in this Paragraph may be changed from time to time by the party to whom that address refers by sending written notice to the other party.

25. Severability. This Agreement is intended to be performed in accordance with, and only to the extent permitted by, all applicable laws, ordinance, rules and regulations. If any provision of this Agreement or the application thereof to any person or circumstances shall, for any reason and to the extent, be invalid or enforceable, the remainder of this Agreement and the application of such provision to other persons or circumstances shall not be affected thereby but rather shall be enforced to the greatest extent permitted by law.

26. Further Acts and Relationship. In addition to the acts and deeds recited herein and contemplated and performed, executed, and or delivered by Seller and Buyer, Seller and Buyer agree to perform, execute, and/or deliver or cause to be performed, executed, and/or delivered at the Closing, any and all such further acts, deeds, and assurances as may be reasonably necessary to consummate the transactions contemplated hereby. Nothing contained in this Agreement shall constitute or be construed to be or create a partnership, joint venture or any other relationship between Seller and Buyer other than the relationship of Buyer and Seller of real property as set forth in this Agreement.

27. Waiver of Trial by Jury. The parties to this Agreement hereby waive their respective rights to trial by jury in any action, proceeding, counterclaim, or the like, brought by either of them concerning any matters arising out of or in any way connected with this Agreement.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.

        WITNESSES:      SELLER: A JOINT VENTURE
                CONSISTING OF:
                SOUTH PALM CONDOMINIUM, INC.,
                a Florida corporation

                By

WATER RESOURCES CORPORATION, a Florida corporation


BUYER:
ENGLE HOMES/PALM BEACH, INC.

MOYLE, FLANIGAN, KATZ, FITZGERALD & SHEEHAN as Escrow Agent hereby acknowledges receipt of the cash and Bond described in the foregoing Agreement.

MOYLE, FLANIGAN, KATZ,
FITZGERALD & SHEEHAN

BY:

Cohen, Chernay, Norris, Weinberger & Harris hereby acknowledges receipt of the ONE HUNDRED THOUSAND DOLLARS ($100,000.00) nonrefundable cash deposit described in the foregoing Agreement.

COHEN, CHERNAY, NORRIS,
WEINBERGER & HARRIS

EXHIBIT "A"
LEGAL DESCRIPTION OF THE PROPERTY


Tracts 4 through 11, inclusive and Tracts 22 through 27, inclusive, Block 79, Palm Beach Farms Co. Plat No. 3, according to the plat thereof as recorded in Plat Book 2, Page 45 of the Public Records of Palm Beach County, Florida.

EXHIBIT "A-1"

LEGAL DESCRIPTION OF THE 10 ACRE PARCEL

Tracts 10 and 11, Block 79, Palm Beach Farms Co. Plat No. 3, according to the map or plat thereof as recorded in Plat Book 2, Page 45 of the Public Records of Palm Beach County, Florida.

ASSIGNMENT OF AGREEMENT

[OR VALUE RECEIVED, tile undersigned, as Assignor, makes this Assignment as of
the    day  of September, 1996, and hereby assigns, transfers and sets over to
JJFN SERVICES, INC. a Delaware Corporation (Assignee) all its right, title and interest in and to that Agreement for Purchase and Sale dated March 29, 1996, ("Agreement"), between Assignor and South Palm Condominium, Inc. and Water Resources Corporation for the purchase and sale of real property located in Palm Beach County, Florida.

The Assignee hereby ratifies and adopts the subject Agreement and all addenda thereto and assumes and agrees to perform and be responsible for all of the obligations of the Assignor under the Agreement.

        ASSIGNOR:
        ENGLE HOMESIPALM BEACH, INC.
                corporation

CONSENT BY SELLER

The undersigned, as Seller in the above referenced transaction, hereby consents to the subject Assignment.

        WITNESSES:      SELLER: A JOINT VENTURE
                CONSISTING OF:

                SOUTH PALM CONDOMINIUM, INC.
        .       WATER RESOURCES
ASSIGNMENT OF CONTRACTS


FOR VALUE RECEIVED, the undersigned, as Assignor makes this Assignment as of the lath day of September, 1996, and hereby assigns, transfers and sets over to JJFN SERVICES, INC., a Delaware Corporation (Assignee) all its right, title and interest in and to those six (6) contracts for Purchase and Sale (Contracts) copies of which are attached hereto, for the purchase and sale of approximately 70 acres of real property located in Palm Beach County, Florida.

The Assignee hereby ratifies and adopts the subject Contract and all addenda thereto and assumes and agrees to perform and be responsible for all of the obligations of the Assignor under the Agreement.

        WITNESSES:      ASSIGNOR: A JOINT VENTURE

                CONSISTING OF:

                SOUTH PALM CONDOMINIUM, INC.

WATER RESOURCES CORPORATION a Florida corporation

ASEE:

        WIT MASS; JJFN SERVICES, INC.

MEMORANDUM OF AGREEMENT

This Memorandum has been recorded to give constructive notice as to the existence of an Agreement between JJFN Services, Inc., a Delaware corporation and Engle Homes/Palm Beach, Inc., a Florida corporation ("Engle") in relationship to an agreement to acquire three hundred seventy-one (371) lots pursuant to a rolling option contract, and to the real property described as:

Tracts 4 through 11, inclusive and Tracts 22 through 27, inclusive, Block 79, Palm Beach Farms Co. Plat No. 3, according to the plat thereof as recorded in Plat Book 2, Page 45 of the Public Records of Palm Beach County, Florida.

Tracts 10 and 11, Block 79, Palm Beach Farms Co. Plat No. 3, according to the map or plat thereof as recorded in Plat Book 2, Page 45 of the Public Records of Palm Beach County, Florida.

        Further, this Memorandum is subordinate in all respects to that certain mortgage recorded in OR Book Page of the Public Records of Palm Beach County, Florida and interests of any successors to said mortgage by sale, foreclosure~deed in lieu of foreclosure or any other event arising under said mortgage whatsoever.


        WITH: /7/:      ENGLE HOMES/PALM BEACH, INC.
corporation O

        NOT~4RYPUBLIC I< -               Typed or Printed Name WC
Abel, State d Honda         My Commission Expire: (Impress or Affix Seal)fly
Cornmission Expires Sept. 6, 1998         Commission No.: Bonded Thru 0ffirut
lasters Error

STATE OF FLORIDA
COUNT

The forgoing instrument as acknowledged before me on the 29 day of September, 1996 by Susances, Inc. and she is personally known to me.

        NOTARY PUBLIC
        Typed or Printed Name:
        My Commission Expires




OPTION TO PURCHASE CONTRACT BETWEEN
ENGLE HOMES/PALM BEACH, INC.
AND
JJFN SERVICES, INC.

This option contract to purchase ("Contract") is made and entered into as of the Effective Date of this Contract (as hereafter defined) by and between ENGLE HOMES/PALM BEACH, INC., a Florida corporation, whose address is 123 N.W. 13th Street, Suite 300, Boca Raton, Florida 33432 ("Buyer"), and JJFN SERVICES, INC., a Delaware corporation whose address is 2500 Military Trail North, Suite 220, Boca Raton, Florida 33431 ("Seller").

WITNESSETH:


WHEREAS, Buyer has entered into an agreement for Sale and Purchase dated March 29, 1996 between Buyer and South Palm Condominium, Inc. and Water Resources Corporation ("Original Agreement") for seventy (70) acres said property situated in Palm Beach County, Florida more particularly described on Exhibit "A" attached hereto and made part hereof ("Property"); and

WHEREAS, Seller has agreed to take assignment of the Original Agreement and forthwith close upon same; and

WHEREAS, Seller desires to sell the Property and Buyer desires to purchase the Property front Seller, upon the terms and conditions hereinbelow set forth.

NOW THEREFORE, for and in consideration of the premises hereof, the sums of money to be paid hereunder, the mutual covenants herein contained, and for other good and valuable considerations, the receipt and sufficiency of which are hereby acknowledged, the parties hereto do covenant, stipulate and agree as follows, to wit:

1. Recitals The foregoing recitals are true and correct and are incorporated herein by this reference.

2. agreement to Buy and sell Seller agrees to sell the Property to Buyer and Buyer agrees to purchase the Property from Seller in the manner and upon the terms and conditions hereinbelow set forth in this Contract.

3. Purchase Price and Method of Payment Subject to credits, adjustments and prorations for which provisions are hereinafter made in this Contract, the purchase price for the Property to be paid by Buyer and received and accepted by Seller shall be a sum which is the total price paid (excluding financing cost) by Seller as shown on the closing statement for the Property plus all sums advanced by Seller pursuant to the Development Agreement as set forth in
Section 5 herein divided by the number of lots approved for the Property. The price to be paid for each lot by Buyer to Seller is shown on Exhibit "B" attached hereto and made part hereof ("Base Purchase Price"). The Base Purchase Price shall be paid by Buyer to Seller in the manner and at the times following, to wit:

a. The Buyer's deposit in the amount of One Million Seven Hundred Nineteen Thousand Dollars ($1,719,000) shall be deposited with and held by Universal Land Title, Inc., (hereinafter sometimes referred to as "Escrow Agent") as an earnest money deposit ("Earnest Money Deposit") hereunder, simultaneously with Seller's acceptance of this Contract, which sum shall be held by Escrow Agent, in escrow subject to disbursement in accordance with the terms and provisions of this Contract. The Earnest Money Deposit shall be held by Escrow Agent in an interest bearing account at the maximum interest rate obtainable and interest earned thereon shall be credited to Buyer at die final closing of Lots and reported under Buyer's U.S. Taxpayer Identification Number which is 65-0326491. Buyer may, in the alternative, deposit with Seller a Letter of Credit in a form reasonably acceptable to Seller for the full amount of the Earnest Money Deposit. Except as otherwise provided in this Contract, the Earnest Money Deposit shall be credited toward the last lots to be acquired by Buyer and considered as payment of part of the purchase price for the Property at which time the interest earned thereon shall be delivered to Buyer.

b. Buyer shall close on no less than one million dollars ($1,000,000) in Lots based on the Base Purchase Price for each lot type shown on Exhibit B within ten (10) days of notice from Seller that the Lots are completed in accordance with Paragraph 5 herein ("Initial Closing"). The Initial Closing shall occur no later than 180 days from the Effective Date force majeur excepted. Buyer shall, thereafter, close a minimum of one million dollars ($1,000,000) in Lots every ninety (90) days from the Initial Closing until all Lots have been acquired by Buyer ("Subsequent Closing" or "Closing"). All funds due to Seller from Buyer at the time of each closing shall be paid by federal funds "wire transfer" to Seller. Notwithstanding the foregoing, Buyer may close any Lots or the Property at any time and the dollar amount of said Lots or the Property paid to Seller shall be credited toward Buyer's required future payments to Seller.

        c. During the period from the date upon which Seller closes the Property pursuant to the assignment of the Original Agreement from Buyer to Seller ("Purchase Date") Date"), until the final closing by Buyer of all the Lots subject to this Contract, Buyer , agrees to pay Seller on a monthly basis a nonrefundable option fee equal to an amount calculated by (i) multiplying the total price paid by Seller for the Property plus all closing costs (excluding financing costs) as shown on the closing statement for the Property and (ii) all sums paid by Seller to Buyer pursuant to the Development Agreement as hereinafter defined by (iii) twelve percent (12%), (iv) dividing by 360 and (v) multiplying by the number of days from the Effective Purchase Date until the first day of each calendar month ("Option Fee").

d. Buyer may, at Buyer's option, close on its purchase of the Lots hereunder prior to the date set forth above by giving notice of the early purchase of such Lots in accordance with the requirements of Paragraph 21 hereof. The notice shall identify the Lots which Buyer is purchasing. In such event, the excess Lots purchased shall be credited toward subsequent closing obligations of the Buyer.

e. In the event that Buyer fails to purchase the Lots on or before the date set forth above, and Seller is not otherwise in default or breach hereunder, then Seller shall give written notice to Buyer of Buyer's failure to satisfy such requirements and in the event Buyer has failed within five (5) days from receipt of such notice to purchase such Lots, then Buyer shall be in default under this Contract and Seller shall have available all the remedies specified in Paragraph 15 herein.

4. Survey and Title Matters.

a. Buyer shall, at Buyer's expense, obtain a survey of the Property ("Survey"), certified to Buyer, Seller, and the Title Company (as hereinafter defined), and Underwriter (as hereafter defined) and certifying that such Survey was prepared in accordance with the minimum technical requirements and standards promulgated by the Florida Board of Professional Land Surveyors, Chapter 21 HN-6 of the Florida Administrative Code and Section 427.027 of the Florida Statutes. The Surveyor's seal shall be affixed to the Survey.

b. Pursuant to the Original Agreement, Buyer has obtained and has delivered to Seller a current title insurance commitment for the Property ("Title Commitment"), issued by Cohen, Chernay, Norris, Weinberger & Harris as agent for Attorney's Title Insurance Fund, and copies of all exceptions referred to therein. Buyer agrees that all of the matters set forth on Exhibit "C" attached hereto and made a part hereof are acceptable to Buyer and shall not be considered title objections to by Buyer ("Permitted Exceptions").

c. Within ten (10) days prior to each Closing, Seller shall, at Buyer's expense, shall obtain and deliver to Buyer a title commitment issued by Universal Land Title ("Title Company") for all the Lots to be purchased at that Closing ("Commitment"). The Commitment obligates the Title Company to issue and ALTA (1990 Form) Owners title insurance policy in favor of Buyer for the amount of the Purchase Price ("Title Policy"). The Title Policy shall insure Buyer's fee simple title to the Property, subject only to the Permitted Exceptions. Seller shall use its best efforts to ensure that all Commitments are consistent with the original Title Commitment. Buyer shall pay for the cost of the title insurance policy and title insurance in favor of Buyer's mortgagee and for any endorsements required by either the Buyer or Buyer's mortgagee.

d. Buyer shall have five (5) business days after receipt of each title commitment and the title documents applicable to such Lots to notify Seller in writing of any objections Buyer has to any exceptions to title contained in the Commitment ("Title Defects"). In connection with the Commitment provided pursuant to Buyer's notice of closing on Lots, Buyer may only object to any additional title exceptions which did not appear in the Title Commitment Buyer may not object to anything shown on the recorded final plat of the Lots. Any exceptions to title contained in the Commitment to which Buyer does not object in writing before the end of the applicable title review period, together with any and customary taxes not yet due and payable for the current calendar year and subsequent years and any customary exceptions relating to Buyer's financing shall also be deepened "permitted exceptions".

e. If Buyer does furnish written notice to Seller of Title Defects in accordance with the foregoing provisions, Seller shall have the option to either: (i) elect not to attempt to cure such Title Defects, in which case Seller shall deliver written notice of such refusal to Buyer within five (5) days following Seller's receipt of such written notice of Title Defects; or
(ii) attempt to cure such Title Defects within thirty (30) days of its receipt of the written notice of the Title Defects. In the event Seller shall either refuse to attempt to cure the title defects or is unable to cure or eliminate the Title Defects within the thirty (30) day period of time stated above, Buyer shall have the option to either: (i) waive the Title Defects and proceed with the acquisition of all of the Lots pursuant to the terms of this Contract; or (ii) terminate this Contract only as to the Lots affected by such Title Defects and proceed with the acquisition of all remaining Lots pursuant to the terms of this Contract; or (iii) if the objection is applicable to more than fifty percent (50%) of the Lots remaining unpurchased, terminate this Contract as to all remaining Lots, in which event the Deposit shall be returned to Buyer and this Contract shall be null and void.

5. Conditions Precedent to Closing Seller agrees, promptly after the Effective Date, to enter into an agreement with Buyer for the development of the Property ("Development Agreement"). The Development Agreement shall provide that Buyer will develop the Property into Lots in a manner consistent with the conditions set forth herein this Paragraph 5 and in conformance with the plans prepared and permits issued for the Property. The Development Agreement shall contain the following conditions:

a. A sanitary sewer system shall be provided together with a sub-in tap connection installed from the sewer main ten (10) feet into the front of the Lot.

b. A public water system shall be provided together with a tap connection installed from the water main ten (10) feet into the front of each Lot.

c. All curbs, gutters, paved streets, and storm drainage facilities necessary to serve the Lots shall be provided.

d. Electric and telephone service shall have been contracted for with the proper utility company.

e. A drainage system shall be provided and all Lots shall be graded in accordance with a grading plan approved by Palm Beach County.

f. All street signs, pavement markings, and other street appurtenances deemed necessary by the appropriate governing jurisdiction shall have been installed.

g. The Lots shall be approved by Palm Beach County such that a building permit shall be available without further development of the Lot being required.

h. All off-site development work, including, without limitation, the construction and installation of all required improvements adjacent to the Property.

i. All of the foregoing improvements shall be constructed in compliance with the requirements of all applicable ordinances, codes and similar governmental impositions. Buyer agrees to complete the work set forth in the Development Agreement for a fixed price not to exceed the cost estimate prepared by the engineer of record for the Property. Buyer shall provide a Performance Bond to Palm Beach County for all bondable costs required by Palm Beach County in a form substantially similar to that attached as Exhibit D and shall remain solely responsible for the cost of any development approvals. Seller agrees to pay Buyer on a monthly basis the costs expended by Buyer to develop the Property pursuant to the Development Agreement.

6. Conveyance of Property, At the time of Closing hereunder, Seller agrees to convey title to the Real Property to Buyer by Special Warranty Deed free and clear of all liens encumbrances and exceptions whatsoever, save and except only for the Permitted Exceptions.

7. Closing. The transaction contemplated in this Contract shall be closed, the Purchase Price paid and aforesaid Special Warranty Deed, and other closing documents reasonably required by either party shall be executed and delivered on the date for the Initial Closing. The Initial Closing and all Subsequent Closings hereunder shall take place at a location mutually agreeable to Buyer and Seller within Palm Beach County, Florida or by Courier and/or Federal Express with transmittal of all executed documents and funds required for closing on the date as specified herein, unless extended by other provisions hereof.

8. Closing Costs. The Buyer shall pay the cost of the state documentary stamps required to be affixed to the Special Warranty Deed and the cost of recording of the Special Warranty Deed and the premium for the owners' title insurance policy to be issued pursuant to the Commitment at the promulgated rate. Each of the respective parties shall bear its own attorneys' fees.

9. Possession. Possession of the Property, including all items to be transferred by Seller to Buyer pursuant to this Contract, shall be delivered by Seller to Buyer at the time of each Closing.

10. Prorations. Ad valorem real and personal property taxes for the year of Closing shall be prorated as of the Effective Date. If however, the amount of such taxes for to year of closing cannot be ascertained, the rates, millages and assessed valuations for the previous year, with known changes and utilizing full discounts, shall be used as an estimate, and tax prorations based on such estimate shall be readjusted when the actual tax bills for the year of sale are received.

11. Intact Fees. Buyer shall be responsible for any impact fees and/or connection fees associated with the construction of single family homes upon the Property.

12. Association Documents Buyer shall, at Buyer's expense, prepare homeowner association documents for the Property in accordance with Buyer's intended plan for development prior to the initial Closing ("Documents"). The documents may be reviewed by Seller and are subject to Seller's reasonable approval. Seller agrees to record such documents against the Property after the plat for the Property has been recorded. If Buyer fails to prepare the Documents as stated herein, Seller may complete the Documents and Buyer shall reimburse Seller for any reasonable cost incurred.

13. Warranties and Representations of Seller, To induce Buyer to enter into this Contract, Seller, to the best of Seller's knowledge, hereby makes the following representations and warranties. None of Seller's representations or warranties shall survive Closing or the earlier termination of this Contract for any reason. Upon Closing, all such representations and warranties shall be deemed to be merged into the Deed.

a. Seller will, at Closing, own fee simple title to the Property, and, to the best of its knowledge, but without investigation of any kind, said title is free and clear of all liens, special assessments, easements, reservations, restrictions and encumbrances other the ad valorem real property taxes and matters of record, and the Permitted Exceptions.

b. Seller has the full right, power and authority to enter into and deliver this Contract and to consummate the sale of the Property in accordance herewith and to perform all covenants and agreements of Seller hereunder.

c. The execution and delivery of this Contract and the consummation of the transaction contemplated herein shall not and do not constitute a violation or breach by Seller of any provision of any agreement or other instrument to which Seller is a party, nor result in or constitute a violation or breach of any judgment, order, writ, injunction or decree issued against Seller.

d. Seller is a United States corporation, not a foreign entity (as such terms are defined in the Internal Revenue Code and Income Tax Regulations), for puree l of U.S. income taxation and Seller's U.S. Taxpayer Identification Number is l - 2 and no withholding of sale proceeds is required with respect to Seller's interest in the Property under Section 1445(a) of the Internal Revenue Code.

e. There are no outstanding unpaid bills for labor performed on or materials supplied to the Property for which a lien could be filed except for those specified under the Development Agreement.

f. Seller has received no notice of any threatened, condemnation or eminent domain proceedings affecting the Property.

g. There is no pending, or to Seller's knowledge, threatened, litigation or claims affecting the Property.

h. EXCEPT AS TO THE FOREGOING REPRESENTATIONS AND WARRANTIES AND ANY OTHER WARRANTIES AND REPRESENTATIONS OF SELLER SET FORTH IN THIS CONTRACT, THE BUYER ACKNOWLEDGES AND AGREES THAT IT IS PURCHASING THE SUBJECT PROPERTY IN "AS IS" CONDITION.

14. Warranties and Representations of Buyer. To induce Seller to enter into this Contract, Buyer hereby makes the following representations and warranties, all of which shall survive Closing or the earlier termination of this Contract for any reason.

a. Buyer has the full right, power and authority to enter into and deliver this Contract and the Development Agreement and to consummate the purchase of the Property in accordance herewith and to perform all covenants and agreements of Buyer hereunder.

b. The execution and delivery of this Contract and the consummation of the transaction contemplated herein shall not and do not constitute a violation or breach by Buyer or any provision of any agreement or other instrument to which Buyer is a party, nor result in or constitute a violation or breach of any judgment, order, writ, injunction or decree issued against Buyer.

15. Default.

a. In the event Seller breaches any warranty or representation contained in this Contract or fails to comply with or perform any of the covenants, agreements, or obligations of a material nature to be performed by Seller under this Contract, Buyer, in Buyer's sole discretion, shall be entitled to either (i) terminate the Contract and receive an immediate refund of the Earnest Money Deposit from Escrow Agent or (ii) exercise any and all rights and remedies available to Buyer in equity, including, without limitation, the right of specific performance; provided, however, Buyer hereby waives any right it may now or in the future have, at law, equity or otherwise, to seek or obtain money damages from Seller. Buyer acknowledges and agrees that Seller was materially induced to enter into this Contract in reliance upon Buyer's agreement to accept the foregoing limitations on its remedies in the case of a breach of this Contract by Seller, and that Seller would not have entered into this Contract but for Buyer's agreement to so limit its remedies.

b. In the event Buyer fails to comply with or perform any of the covenants, agreements or obligations of a material nature to be performed by Buyer under this Contract, Seller shall be entitled to terminate the Contract and receive the Earnest Money Deposit with all interest earned thereon as agreed upon liquidated damages for such breach and default from Escrow Agent. Seller acknowledges and agrees that Buyer was materially induced to enter into this Contract in reliance upon Seller's agreement to accept the foregoing limitations on its remedies in the case of a breach of this Contract by Buyer, and that Buyer would not have entered into this Contract but for Seller's agreement to so limit its remedies. Notwithstanding the foregoing, Seller may proceed in equity against Buyer to recover any uncollected Option Fee.

c. Cross-Default. This Contract shall be cross-defaulted with the Development Agreement. A Default under the Development Agreement shall constitute a Default under this Contract. A Default under this Contract shall constitute a Default under the Development Agreement. To the extent not prohibited by applicable law, if either party avails itself of this cross-default provision, the nondefaulting party shall have the option to pursue its remedies under either the Contract or Agreement or both.

16. Condemnation In the event the Property or any material portion or portions thereof shall be taken or condemned or be the subject to a bona fide threat of condemnation by any governmental authority or other entity prior to Closing, Buyer shall have the option of either (i) terminating this Contract by giving written notice thereof to Seller and Escrow Agent, whereupon the Earnest Money shall be immediately refunded by Escrow Agent to Buyer, and this Contract and all rights and obligations created hereunder shall be null and void and of no further force or effect, (ii) requiring Seller to convey the portions of the Property remaining after the taking or condemnation based on a reduced price calculated on the number of dwelling units lost to development as a result of the taking or condemnation, and Seller shall retain all of the right, title and interest of Seller in and to any award made or to be made by reason of such taking or condemnation, or (iii) requiring Seller to convey the entirety of the Property to Buyer for the full Purchase Price if the taking or condemnation has not yet occurred, pursuant to the terms and provisions hereof, and to transfer and assign to Buyer at the Closing all of Seller's right, title and interest in and to any award made or to be made by reason of such taking or condemnation. Seller and Buyer further agree that Buyer shall have the right to participate in all negotiations with such governmental authority relating to the Property or to the compensation to be paid for any portion or portions thereof condemned by such governmental authority or other entity.

17.Signage and Trailer. Upon execution and so long as Buyer has performed the matters to be performed by the Buyer in accordance with the terms of this Contract and so long as Buyer is not otherwise in default hereof, the Buyer shall have the right to place and use on the Property a sales trailer and signage ("Trailer"). The Buyer will indemnify and protect the Seller from and against any and all claims against the Seller arising out of the placing and use of such trailer on the Property other than for the gross negligence and willful misconduct of Seller. The Seller will be named as an additional insured on the Buyer's Insurance Policy with a minimum $1,000,000 liability coverage as concerns the Trailer. This indemnification shall survive Closing or the earlier termination hereof. In the event the Buyer fails to close, the Buyer agrees to forthwith remove the Trailer from the Property and to restore the Property on which the Trailer was situated to its prior condition.

18. Litigation and Attorneys' Feed In the event it shall be necessary for either party to this Contract to bring suit to enforce any provision hereof or for damages on account of any breach of this Contract or of any warranty, covenant, condition, requirement or obligation contained herein, the prevailing party in any such litigation, including appeals, shall be entitled to recover from the other party, in addition to any damages or other relief granted as a result of such litigation, all costs and expenses of such litigation and a reasonable attorneys' fee as fixed by the Court.

19. Survival of Provisions. The provisions of this Contract shall not survive the closing hereunder except as expressly provided elsewhere in this Contract.

20. Time of Essence. It is expressly agreed by both the Seller and Buyer that time is of the essence of this Contract and in the performance of all conditions, covenants, requirements, obligations and warranties to be performed or satisfied by the parties hereto. Waiver of performance or satisfaction of timely performance or satisfaction of any condition, covenant, requirement, obligation or warranty by one party shall not be deemed to be a waiver of the performance or satisfaction of any other condition, covenant, requirement, obligation or warranty unless specifically consented to in writing.

21. Notices. Any notice or other communication permitted or required to be given hereunder by one party to the other shall be in writing and shall be delivered or mailed, by registered or certified United States Mail, postage prepaid, return receipt requested, or by facsimile or telecopy transmission with acknowledgment of receipt upon transmission, to the party entitled or required to receive the same, as follows:

        As to Seller:   ENGLE HOMES/PALM BEACH, INC.
                123 N. W. 13th Street
                Suite 300
                Boca Raton, Florida 32817
                Attention: John A. Kraynick, Vice President
                Phone: 407-391-4012
                Fax: 407-750-6945

        As to Buyer:    JJFN SERVICES, INC.
                2500 Military Trail North
                Suite 220
                Boca Raton, Florida 33431
                Attention: Susan Schlapkohl, President
                Phone: 407-995-0043
                Fax: 407-995-0636

        with a copy to: LIBO B. FINEBERG
                Attorney at Law
                3500 Gateway Drive, Suite 201
                Pompano Beach, Florida 33069
                Phone: 954-975-6060
                Fax: 954-975-6005

Any notice to Seller hereunder shall not be effective unless and until a copy thereof has also been delivered, mailed or telecopied, in accordance with the foregoing requirements, to Escrow Agent at the address set forth above.

22. Governing Law and Binding Effect. This Contract and the interpretation and enforcement of the same shall be governed by and construed in accordance with the laws of the State of Florida and shall be binding upon, inure to the benefit of, and be enforceable by the parties hereto as well as their respective heirs, personal representatives, successors and assigns.

23. integrated Contras Waiver and MQdi6Cat;On. This Contract represents the complete and entire understanding and agreement between the parties hereto with regard to all matters involved in this transaction and supersedes any and all prior or contemporaneous agreements, whether written or oral. No agreements or provisions, unless incorporated herein, shall be binding on either party hereto. This Contract may not be modified or amended nor may any covenant, agreement, condition, requirement, provision, warranty or obligation contained herein be waived, except in writing signed by both parties or, in the event that such modification, amendment or waiver is for the benefit of one of the parties hereto and to the detriment of the other, then the same must be in writing signed by the party to whose detriment the modification, amendment or waiver inures.

24. Brokerage. Each of the Seller and Buyer warrants to the other that no commissions are payable or due to any broker or finder in connection with this Contract or the transaction contemplated herein and each of Seller and Buyer agrees to indemnify, defend and hold the other harmless from and against any commissions or fees or claims for commissions or fees arising under the indemnifying party, which indemnification shall expressly survive the termination of this Contract and the Closing of the Sale and purchase of the Subject Property contemplated by this Contract

25. Joinder of Escrow Aged Escrow Agent joins in the execution of this Contract for the express purpose of acknowledging receipt of the Earnest Money Deposit lodged with it by Buyer and agreeing to be bound by the provisions herein set forth with respect to the disbursement of the Earnest Money Deposit. Buyer and Seller hereby authorize the payment of said Earnest Money Deposit with interest earned thereon, by the Escrow Agent in accordance with the terms and provisions set forth in this Contract. In the event, however, that in the discretion of the Escrow Agent there exists some doubt as to how or under what circumstances the Earnest Money Deposit or interest earned thereon shall be disbursed hereunder, and the parties hereto are unable to agree and direct, in writing, as to when or under what circumstances the Escrow Agent shall disburse the same, Escrow Agent shall be entitled to interplead said earnest money deposit and interest into the Circuit Court of Palm Beach County, Florida, without further liability or responsibility on its part. Costs, expenses and attorneys fees associated with any such interpleader shall be deducted from the amount of the earnest deposit and interest prior to its deposit into the registry of the Court.

26. Severability. This Contract is intended to be performed in accordance with, and only to the extent permitted by, all applicable laws, ordinance, rules and regulations. If any provision of this Contract or the application thereof to any person or circumstances shall, for any reason and to the extent, be invalid or enforceable, the remainder of this Contract and the application of such provision to other persons or circumstances shall not be affected thereby but rather shall be enforced to the greatest extent permitted by law.

27. Recordation. The parties agree that a Memorandum of this Contract, as shown on Exhibit E attached hereto and made part hereof, shall be recorded in the Public Records of Palm Beach County, Florida.

28. Execution and Counterparts. To facilitate execution, the parties hereto agree that this Contract may be executed and telecopied to the other party and that the executed telecopy shall be binding and enforceable as an original; the parties agree to fully execute two (2) originals of this Contract. This Contract may be executed in as many counterparts as may be required and it shall not be necessary that the signature of, or on behalf of, each party or that the signatures of all persons required to bind any party, appear on each counterpart; it shall be sufficient that the signature of, or on behalf of, each party, or that the signatures of the persons required to bind any party, appear on one or more of such counterparts. All counterparts shall collectively constitute a single Contract.

29. Further Acts and Relationships. In additions to the acts and deeds recited herein and contemplated and performed, executed, and or delivered by Seller and Buyer, Seller and Buyer agree to perform, execute, and/or deliver or cause to be performed, executed, and/or delivered at Closing or after the Closing, any and all such further acts, deeds, and assurances as may be reasonably necessary to consummate the transactions contemplated hereby. Nothing contained in this Contract shall constitute or be construed to be or create a partnership, joint venture or any other relationship between Seller and Buyer other than the relationship of Buyer and Seller of real property as set forth in this Contract.

30. WAIVER OF JURY TRIAL THE PARTIES HEREBY WAIVE TRIAL BY JURY IN ANY ACTION, PROCEEDING, CLAIM OR COUNTERCLAIM BROUGHT BY BUYER OR ANY MATTERS ARISING OUT OF OR IN ANY WAY IN CONNECTION WITH THIS CONTRACT.

31. Effective Date. When used herein, the term "Effective Date" or the phrase "the date hereof" or "the date of the Contract" shall mean the last date that either Buyer or Seller executes this Contract.

32. Joint Preparation The preparation of this Contract has been a joint effort of the parties and the resulting documents shall not, solely as a matter of judicial construction, be construed more severely against one of the parties than the other.

33. Mortgagedi~/SuLn~jua5Q~. Any mortgage lien or other lien or easement which, in the reasonable discretion of Seller, Seller desires to place on the Property, may be made by Seller so long as such mortgage lien or liens shall be released of record at Closing and that such easements are necessary to the development of the Property and do not materially interfere with Buyer's intended use of the Property. Buyer also agrees to subordinate its position under this Contract to any lender of Seller and to consent to a Collateral Assignment of the rights under this Contract and the Development Agreement and the deposit to such lender and to execute any and all documentation necessary to accomplish same and as required by Seller's lender.

IN WITNESS WHEREOF, Buyer and Seller have executed this Contract, each on the date set forth below.

Signed, sealed and delivered in the presence of:

        WITNESS ENGLE HOMES/PALM BEACH,

EXHIBIT "A"

Tract 4 through 11, inclusive and Tracts 22 through 27, inclsuve, Block 79 Palm Beach Farms Co. Plat No. 3, according to the Plat thereof recorded in Plat Boos 2, Page 49 of the Public Records fo Palm Beach Couty, Florida, LESS the North 28 feet of Tracts 4 through 7 and LESS the North 26 feet of Tracts 8 and 9.

EXHIBIT "B"

BASE PURCHASE PRICE CALCULATION

LOT TYPE LOT NO. LAND(1) SITE(2)TOTAL(3) CUMULATWE

        Town    126     $16,640 $ 8,712 $25,352 $ 3,194,352
        Villa   128     $17,749 $ 9,293 $27,042 $ 3,461,376
        Zero    87      $33,280 $17,424 $50,703 $ 4,411,161
        Single  30      $44,373 $23,232 $67,605 $ 2,028,1S0

TOTAL $ 13,095,039

Notes: (1) Based on weighted acreage of lot area divided by the base land purchase price of $8,595,000

(2) Based on weighted acreage of lot area divided by the total site development cost of $4,500,000.

(3) The total purchase price of the property is $13,095,000

EXHIBIT "C"

FUND COMMITMENT

4.      AS TO ALL TRACTS:   Restrictions, conditions, reservations, easements,
and other matters contained on the Plat Beach Farms Co. Plat No. 3, as recorded in Plat Book 2, Page 45, Public Records of Palm Beach County, Florida.

5.      AS TO ALL TRACTS, EXCEPT Tracts 10 & 11:   Rights-of-Way to the Lake
Worth Drainage District Easement recorded in Deed Book 904, Page 475, Public Records of Palm Beach County, Florida.

6.      AS TO ALL TRACTS EXCEPT Tracts 10 & 11:   Reservations of the Board of
Commissioners of the Everglades Drainage District recorded in Deed Book 779, Page 557, Public Records of Palm Beach County, Florida.

7.      AS TO ALL TRACTS:   Riparian and littoral rights are not insured.

        AS TO TRACT 4:

8. Right-of-Way for small lateral ditches in favor of other tracts recorded in Deed Book 72, Page 147, Public Records of Palm Beach County, Florida.

9.      Deed to Lake Wroth Drainage District recorded in Deed Book 113, Page
368, Public  Records of Palm Beach County, Florida.   (as to the North 28 feet)

10. Deed to Lake Wroth Drainage District recorded in O.R. Book 1585, Page 505, Public Records of Palm Beach County, Florida.

11. Rights in Reservations recorded in O.R. Book 1994, Page 1573, Public Records of Palm Beach County, Florida.

        AS TO TRACT 5:

12. Right-of-Way for small lateral ditches in favor of other tracts recorded in Deed Book 26, Page 330, Public Records of Palm Beach County, Florida.

13.     Deed to Lake Wroth Drainage District recorded in Deed Book 148, Page
465, Public  Records of Palm Beach County, Florida   (as to the North 28 feet)

14. Reservations in favor of the State of Florida, as set forth in the deed from the Trustees of the Internal Improvement Fund of the State of Florida, recorded in Deed Book 266, Page 505, Public Records of Palm Beach County, Florida.

15. Deed to Lake Worth Drainage District recorded in O.R. Book 1585, Page 505, Public Records of Palm Beach County, Florida.

16. Rights in Reservations recorded in O.R. Book 1994, Page 1573 and O.R. Book 1994, Page 1615, Public Records of Palm Beach County, Florida.

        AS TO TRACT 6:

17. Right-of-Way for small lateral ditches in favor of other tracts recorded in Deed Book 53, Page 135, Public Records of Palm Beach County, Florida.

18.     Deed to Lake Worth Drainage District recorded in Deed Book 129, Page
153, Public  Records of Palm Beach County, Florida.   (as to the North 28 feet)

19. Reservations in favor of the State of Florida, as set forth in the deed from the Trustees of the Internal Improvement Fund of the State of Florida, recorded in Deed Book 376, Page 216, Public Records of Palm Beach County, Florida.

20. Reservations in favor of the State of Florida, as set forth in the deed from the Trustees of the Internal Improvement Fund of the State of Florida, recorded in Deed Book 646, Page 303, Public Records of Palm Beach County, Florida.

21. Deed to Lake Worth Drainage District recorded n O.R. Book 1585, Page 505, Public Records of Palm Beach County, Florida.

22. Rights in Reservations recorded in O.R. Book 1994, Pages 1573 and 1615, Public Records of Pam Beach County, Florida.

AS TO TRACT 7:

23. Right-of-Way for small lateral ditches in favor of other tracts recorded in Deed Book 63, Page 488, Public Records of Palm Beach County, Florida.

24. Deed to Lake Worth Drainage District recorded in O.R. Book 1585, Page 505 Public Records of Palm Beach County, Florida.

25. Rights in Reservations recorded in O.R. Book 1994, Pages 1573 and 1615, Public Records of Palm Beach County, Florida.

26. Easement contained in instrument recorded September 3, 1970, O.R. Book 1836, Page 138, Public Records of Palm Beach County, Florida.

27.     Chancery 407 regarding Lake Worth Drainage District recorded in O.R.
Book 6495, Page  761, Public Records of Palm Beach County, Florida   (as to
the North 28 feet)

AS TO TRACT 8:

28. Rights-of-Way for small lateral ditches in favor of other tracts recorded in Deed Book 95, Page 6, Public Records of Palm Beach County, Florida.

29.     Deed to Lake Worth Drainage District recorded in Deed Book 129, Page
13, Public  Records of Palm Beach County, Florida.   (as to the North 26 feet)

30. Rights in Reservations recorded in O.R. Book 1994, Page 1573, Public Records of Palm Beach County, Florida.

31. Easement contained in instrument recorded September 3, 1970, O.R. Book 1836, Page 138, Public Records of Palm Beach County, Florida.

        AS TO TRACT 9:

32. Rights-of-Way for small lateral ditches in favor of other tracts recorded in Deed Book 58, Page 79, Public Records of Palm Beach County, Florida.

33. Reservations in favor of the State of Florida, as set forth in the deed from the Trustees of the Internal Improvement Fund of the State of Florida, recorded in Deed Book 354, Page 208, Public Records of Palm Beach county, Florida.

34. Chancery Case 407 regarding Lake Wroth Drainage District recorded in O.R. Book 6495, Page 761, Public Records of Palm Beach County, Florida.

35. Rights in Reservations recorded in O.R. Book 1994, Pages 1573 and 1615, Public Records of Palm Beach County, Florida.

AS TO TRACT 10:

36. Rights-of-Way for small lateral ditches in favor of other tracts recorded in Deed Book 53, Page 61, Public Records of Palm Beach County, Florida.

37. Reservations in favor of the State of Florida, as set forth in the deed from the Trustees of the Internal Improvement Fund of the State of Florida, recorded in Deed Book 317, Page 117 and as modified in O.R. Book 424, Page 374, Public Records of Palm Beach County, Florida.







38. Reservations of the Lake Wroth Drainage District recorded in O.R. Book 226, Page 505, Public Records of Palm Beach County, Florida.

39. Rights in Reservations recorded in O.R. Book 1994, Page 1615, Public Records of Palm Beach County, Florida.

40. Bill of Sale recorded in O.R. Book 2081, Page 1413, Public Records of Palm Beach County, Florida.

41. Easement contained in instrument recorded September 13, 1972, O.R. Book 2855, Page 1093, Public Records of Palm Beach County, Florida.

42. Chancery Case No. 407 regarding the Lake Wroth Drainage District recorded in O.R. Book 6495, Page 761, Public Records of Palm Beach County, Florida.

AS TO TRACT 11:

43. Rights-of-Way for lateral ditches in favor of other tracts recorded in Deed Book 55, Page 433, Public Records of Palm Beach County, Florida.

44. Reservations in favor of the State of Florida, as set forth in the deed from the Trustees of the Internal Improvement Fund of the State of Florida, recorded in Deed Book 315, Page 326, and as modified in O.R. Book 424, Page 372, Public Records of Palm Beach County, Florida.

45. Reservations of the Lake Wroth Drainage District recorded in O.R. Book 226, Page 505, Public Records of Palm Beach County, Florida.

46. Rights in Reservations recorded in Reservations recorded in O.R. Book 1994, Page 1615, Public Records of Palm Beach County, Florida.

47. Bill of Sale recorded in O.R. book 2081, Page 1413, Public Records of Palm Beach County, Florida.

48. Easement contained in instrument recorded July 26, 1973, O.R. Book 2192, Page 680, Public Records of Palm Beach County, Florida.

49. Chancery Case No. 407 regarding the Lake Worth Drainage District recorded in O.R. Book 6495, Page 761, Public Records of Palm Beach County, Florida.

AS TO TRACT 22:

50. Rights-of-Way for small lateral ditches in favor of other tracts recorded in Deed Book 95, Page 7, Public Records of Palm Beach County, Florida.

AS TO TRACT 23:          51.     Rights-of-Way for small lateral ditches in
favor of other tracts recorded in Deed Book 49, Page 133, Public Records of Palm Beach County, Florida.

52. Reservations in favor of the State of Florida, as set forth in the deed from the Trustees of the Internal Improvement Fund of the State of Florida, recorded in Deed Book 353, Page 508, Public Records of Palm Beach County, Florida.

AS TO TRACT 24:

53. Rights-of Way for small lateral ditches in favor of other tracts recorded in Deed Book 55, Page 317, Public Records of Palm Beach County, Florida.

54. Reservations in favor of the State of Florida, as set forth in the deed from the Trustees of the Internal Improvement Fund of the state of Florida recorded in Deed Book 316, Page 392, Public Records of Palm Beach County, Florida.

55. Reservations in favor of the State of Florida, as set forth in the deed from the Trustees of the Internal Improvement Fund of the State of Florida, recorded in Deed Book 646, Page 303, Public Records of Palm Beach County, Florida.

AS TO TRACT 25:

56. Rights-of-Way for small lateral ditches in favor of other tracts recorded in Deed Book 105, Page 9, Public Records of Palm Beach County, Florida.

AS TO TRACT 26:

57. Rights-of-Way for small lateral ditches in flavor of other tracts recorded in Deed Book 72, Page 304, Public Records of Palm Beach County, Florida.

AS TO TRACT 27:

58. Rights-of-Way for small lateral ditches in favor of other tracts recorded in Deed Book 42, Page 490, Public Records of Palm Beach County, Florida.

59.     Taxes for the year of the effective date of this policy.   (as to all
Tracts)

ENDORSEMENT
Attorneys' Title Insurance Fund, Inc.
ORLANDO, FLORIDA

Endorsement No. 2 to ~ Commitment No. C-2287866 Name of Original Insured:
ENGLE HOMES PALM BEACH INC., A FLORIDA CORPORATION Original Effective Date:
March 27, 1996 at 11:00 PM Original Amount of Insurance: $8,595,000.00 Agent's File Reference: 90592039

The policy is hereby amended as follows:

1. Schedule A, Item 1, the Proposed Named Insured is changed to read:
JJFN Services, Inc., a Delaware corporation.

2. Schedule A, Item 1, a Proposed Insured Mortgagee is added as follows:
Capital Bank, a Florida banking corporation; and the mortgage amount insured is : $6,875,000.00.

3. All references to Callie M. Ross as the owner of Tract 11 are hereby changed to: William Junior Cody as Personal Representative of the Estate of Callie M. Ross, deceased.

4. The following requirements are added to Schedule B-I:

(a) Execution of mortgage by JJFN Services, Inc. a Delaware corporation in favor of Capital Bank, a Florida banking corporation in the amount of $6,875,000.00 encumbering the subject property.

(b) Evidence of the existence and good standing of JJFN Services, Inc. c Corporate certificate of JJFN Services, Inc. authorizing the execution of the insured mortgage and designating the authorized signatory.

(d) Obtain copy of death certificate of Callie M. Ross.

(e) Obtain Letters of Administration for Callie MRoss. A,- Aft

5. Schedule B-I, Items 1-24 are deemed satisfied deleted

6. Schedule B-II, Items 1,3,5,8,12,17,23,28,32,36340~3~?51,53
and 56 through 58 are hereby deleted. And delted 38 & 50.

7. Schedule B-II, Item 2 (standard exceptions) are pelleted with the exception of taxes for 1996 and future years.

8. The mortgagee policy will contain the following endorsements: Florida 9, ALTA 6.1 (variable rate) and survey endorsement.

        Date September 18, 1996 Agent No.

        EXHIBIT "I"     Bond

FORM 8.31-12B (See 3. 14 A 6)

PERFORMANCE BOND

KNOW ALL MEN BY THESE PRESENTS

        That we, _, hereinafter called PRINCIPAL, and Reliance Insurance Company, a Pennsylvania corporation, a surety company authorized to do business in the Stale of Florida, hereinafter referred to as SURETY, are held and firmly bound unto Palm Beach county, a political subdivision of the State of Florida, hereinafter called COUNTY, in the full and just sum of lawful money of the United States of America, to De paid to the Board of County Commissioners of Palm Beach County, to which payment will and truly be made, we bind ourselves, our heirs, executors' administrators, successors and assigns, jointly and severally, firmly by these presents

WHEREAS the above bound PRINCIPAL, has received approval of COUNTY for recording of a certain subdivision plat known as prior to completion of construction of the Required Improvements as prescribed by the Subdivision, Platting, and Required Improvements Regulations, Development Code of County, Florida, hereinafter the REGULATIONS, pertaining to said subdivision; and

WHEREAS, PRINCIPAL has been issued Land Development Permit No hereinafter the PERMIT, for construction of said Required Improvements, a copy of which PERMIT is attached hereto and by reference made a part hereof, and WHEREAS, it was one of the conditions of said REGULATIONS and PERMIT that this bond be executed

(To1, THEREFORE, the conditions of this obligation are such that if the above bound PRINCIPAL shall in all respects comply with the terms and conditions of the PERMIT, then this obligation shall be null and void; otherwise it shall remain in full force and effect

The PRINCIPAL and COUNTY agree that the County Engineer mar reduce the initial amount stated above in accordance with the requirements of the REGULATIONS

The SURETY UNCONDITIONALLY COVENANTS AND AGREES that if the PRINCIPAL fails to perform all a. any pare of the construction war; required by said PERMIT a d REGULATIONS, within the time specified, the SURETY, upon thirty (30) days written notice from COUNTY, or its authorized agent or officer, of the default, Jill forthwith perform and complete the aforesaid construction work and pay the cost thereof, including but not limited to, engineering, legal, and contingent costs. Should the surety fail or refuse to perform and complete the said improvements, county, in view of the public interest health, safety and welfare factors involved and the iducement in approving and filing the said plat, shall have the right to resort to any and all legal remedies against the PRINCIPAL and SURETY, or either both at law and in equity including specifically specific performance, to which the principal and surety unconditionally agree.

THE PRINCIPAL AND SURETY FURTHER JOINTLY AND SEVERALLY AGREE THE COUNTY at its option, shall have the right to construct or, pursuant to public advertisement and receipt of bids, cause to be constructed the aforesaid improvements in case the PRINCIPAL should fail or refuse to do so in accordance with the terms of said PERMIT. In the event COUNTY should exercise and give erect to such right, the PRINCIPAL and SURETY shall be jointly and severally liable hereunder to reimburse COUNTY the total cost thereof, including, but not limited to, engineering, fecal, and contingent costs, together with any damages, either direct or consequential, which may be sustained on account of the failure of the PRINCIPAL to carry out and execute all the obligations for construction o' Required Improvements pursuant to the REGULATIONS and PERMIT.

IN WITNESS MASS WHEREOF, the PRINCIPAL and SURETY have executed these presents this day of , 19

(CORPORATE PRINCIPAL)

Engle Homes
 Florida corporation
PRINCIPAL
BY:


(Impressionable corporate seal)

Reliance Insurance Company, a
Pennsylvania corporation, Surety

        ATTEST: By:
Attorney in-Fact

                ADDRESS:
        Countersigned:
                P. O. Box 811088
                Boca Raton, FL 33181-1088

                EXHIBIT E
MEMORANDUM OF AGREEMENT

This Memorandum has been recorded to give constructive notice as to the existence of an Agreement between JAN Services, Inc.; a Delaware corporation and Engle Homes/Palm Beach, Inc., a Florida corporation ("Engle") in relationship to an agreement to acquire three hundred seventy-one (371) lots pursuant to a rolling option contract, and to the real property described as:

Tracts 4 through 11, inclusive and Tracts 22 through 27, inclusive, Block 79, Palm Beach

Farms Co. Plat No. 3, according to the plat thereof as recorded in Plat Book 2, Page 45 of the Public Records of Palm Beach County, Florida. Tracts 10 and 11, Block 79, Palm Beach Farms Co. Plat NO. 3, according to the map or plat thereof as recorded in Plat Book 2, Page 45 of the Public Records of Palm Beach County, Florida.

Further, this Memorandum is subordinate in all respects to that certain mortgage recorded in OR Book . Page othe Public Records of Palm Beach County, Florida and interests of any successors to said mortgage by sale, foreclosure, deed in lieu of foreclosure or any other event arising under said mortgage whatsoever.

        WITNESSES:      ENGLE HOMES/PALM BEACH, INC.
                a Florida corporation

                By:
                John A. Kraynick, Vice President
                IJFN SERVICES, INC.
                a Delaware corporation

                By:
                Susan Schlapkohl, President
        STATE OF FLORIDA
        COUNTY OF PALM BEACH

The foregoing instrument was acknowledged before me on the day of September, 1996, by JOHN A. Kraynick, Vice President of Engle Homes/Palm Beach, Inc. and he is personally known to me.

        NOTARY PUBLIC
        Typed or printed Name:
        My Commission Expires:  (Impress or Affix Seal)
        Commission No.:
        STATE OF FLORIDA
        COUNTY OF

The foregoing instrument was acknowledged before me on the _ day of September, 1996 by Susan Schlapkohl, President of JJFN Services, Inc. and she is personally known to me.

        NOTARY PUBLIC
        Typed or Printed Name


DEVELOPMENT AGREEMENT


THIS AGREEMENT ("Agreement") is made and entered into this Monday of Am, 1996 by and between ENGLE HOMES/PALM BEACH, INC., a Florida corporation; ("Developer"), and JJFN SERVICES, INC. a Delaware corporation ("Owner").

RECITALS


WHEREAS, simultaneously with the execution of this Agreement, Developer and Owner are entering into an Option to Purchase Contract (the "Contract") for the sale by Owner to Developer of seventy (70) acres located in Palm Beach County (the "Property") The Property is proposed for development into 126 townhouse lots, 128 villa lots, 87 zero lot line lots, and 30 single family lots, and associated roads, recreational facilities, stormwater management areas, and other common areas and facilities. The Property is legally described on Exhibit "A" attached hereto.

WHEREAS, Owner desires to retain Developer to perform certain development work with respect to the Property and Developer is willing to perform such work, subject to the terms set forth in this Agreement.

NOW THEREFORE, for and in consideration of the premises hereof, the sums of money to be paid hereunder, the mutual covenants herein contained, and for other good and valuable considerations, the receipt and sufficiency of which are hereby acknowledged, the parties hereto do covenant, stipulate and agree as follows, to wit:

1. RETENTION OF DEVELOPER.

Owner retains Developer to perform and Developer agrees to perform the "Development Work" (as hereinafter described) in accordance with and subject to this Agreement.

2.DEVELOPMENT FEE.

As total compensation for Developer's services under this Agreement, Owner shall pay to Developer a fee in the amount of Four Million Five Hundred Thousand Dollars ($4,500,000) as provided in Section 9 herein.

3. DEVELOPMENT WORM..


Developer shall promptly and diligently perform the development work described in this Section 3 on or to serve the Property in conformity with the plans approved by the appropriate authorities of Palm Beach County, Florida ("Development Work"). All associated costs of engineering, construction drawings and legal services shall be at Developer's expense. It is understood and agreed that Developer shall be entitled to assign its right and obligation to perform the Development Work to subcontractors provided that such subcontractors are known and reputable carry proper insurance as required under Florida Statute, but that Developer shall remain obligated to Owner for full performance under this Agreement until all of Developer's obligations as described herein have been fulfilled. The Development Work shall be as follows:

(a) Plans. Developer shall promptly, at its sole expense, prepare, submit, modify, contract, and obtain permits for all development plans for the Property. These plans shall include, but not be limited to, approvals from Palm Beach County Engineering, Department of Environmental Reserve Management, Florida Department of Health and Rehabilitative Services, South Florida Water Management District, and Lake Worth Drainage District. (the "Plans").

(b) Finished Lots. Developer shall improve and develop the Property By making all site improvements shown on the approved Plan s and developing the Property into building lots, including, but not limited to, the installation of the following: streets providing access to public thoroughfares, curbs, gutters, utility strips, street lights, recreation area, common area landscaping, street signs, public sewer and water utilities, including functioning sanitary sewers and water lines and hydrants in adequate size and capacity, to serve all of the building lots shown on the Site Plans, stormwater detention and drainage facilities, all site development erosion and sediment controls, and clearing and grading of the Property, including filling, cutting and compaction as required. The Property shall be delivered free of rubbish and debris. Developer shall diligently pursue obtaining all off-site easements and rights-of-way, if any, required for sanitary sewers, storm sewers, roadways, water, electricity and any other purpose required by Palm Beach County or necessary to develop the Property in accordance with the approved Plans ("Finished Lots").

(c) Grading. The Property shall be cleared and graded by Developer to allow for proper and lawful drainage of the lots before the erection of houses thereon, within six inches (6"), plus or minus, of final grade as shown on the approved Site Plan. Any fill areas shall be the responsibility of the Developer and shall be filled by the Developer with "clean" fill dirt in a professional manner, organic materials removed, with fill placed and compacted to meet all local, state, and federal requirements and with certificates of approval obtained from a qualified professional engineer licensed in Florida. Such certificates shall be provided at the time of the joint inspection which is described in Section 10. All fill used on building lots shall be compaction so as to allow for typical monolytic slab construction.

(d) Storm Drainage/Sediment Control. Developer shall construct and complete all storm water detention and drainage facilities and install all storm water structures, pipes and facilities per the approved Plans.

(e) Sanitary Sewer and Water. The public sanitary sewer will be extended to within eight feet (8') of each lot with location markings visible. All off-site construction costs, including sanitary sewer, and stone pro-rata fees, availability fees, and tap fees, shall be paid by Developer.

(f) Streets and Parking Areas. Developer shall construct and complete all roadways per the approved Plans and the approved pavement design plan. Developer shall be responsible for scheduling all tests required by the County for the roadways and to establish the pavement design required for installation.

(g) Sewer and Water Connection Developer shall be responsible for the payment of all sewer and water connection fees for the Property.

(h) Electric and Telephone Service Light. Developer, at its expense, will facilitate the extensions of underground electric and telephone service lines to the boundary line of each lot by granting the necessary easements and rights-of-way and coordinating the installation thereof during the time the Property is being developed by Developer.

(i) Common Areas With the Property, Developer shall be responsible for causing all common areas within the Property to be dedicated to a Homeowners Association to be created by Developer at its expense for the Property. Developer shall construct and complete all common areas, including, without limitation, neighborhood recreational facilities, located upon the Property as shown on the approved ** Plans.

(j) Other Development Work. Developer shall perform all other items designated as follows:

Site Plan Record Plat Subdivision Bonds Bond & Inspection Fees Grade Establishment (ROW) and Building Pad Grading Erosion Control Storm Water Management Preparation Water & Sewer Plans Preparation of Drainage & Paving Plans Sheet Plan and Profiles Cleaning Stakeout Excavation Stakeout

House Stakeout
Electric & Telephone Easement Stakeout
Storm Drainage Stakeout
Curb and Gutter Stakeout
Lot Stakeout
Landscaping - Common Area
Recreational Area
Traverse Conhols & Bench Marks
Street Signs
Curb & Gutter
Sidewalk
Parking Lots
ROW Access
Erosion Control & Storm Water Management:
(a) Sheets
(b) Building Pads
(c) Adjacent open space lot area
Off-site Public Improvements
Entrance Feature
Erosion Control Maintenance
Monuments
Compaction and Certification of Building Pads
Paving; base and final
Sewer
Water
Storm Sewer
Sewer laterals to each lot
Water laterals to each lot
Building Pad Grading
Finish and Fine Grading
Processing and Coordination of Underground Utilities
Fees-Underground Electric, and Phone
Sewer and Water Tap Fees

4.      STANDARD OF WORK.

All work, materials and improvements done or to be installed or furnished by Developer under this Agreement shall be done in a good and workmanlike manner using new materials and in accordance with the approved Plans and all rules, regulations, laws and ordinances of the applicable governmental authorities. Developer warrants to owner that all of the Development Work shall be free from defects in workmanship and material for a period of one (1) year from the date that Developer completes and Owner accepts the Development Work. Developer, at its sole expense, shall promptly correct any such defect of which it receives written notice within the one (1) year period.

5.RIGHT OF ENTRY; INDEMNIFICATION.



Developer shall retain the right to enter upon any portion of the Property after Settlement in order to fulfill its development obligations provided Developer shall defend, indemnify and hold Owner harmless from any death, personal injury or property damage resulting therefrom, and ally and all claims, suits, judgments, awards and all costs and expenses of any kind resulting from or arising out of the work done or required to be done by Developer. Developer warrants and covenants that all of Developer's work on or to serve the Property is and shall be free of mechanic's and materialmen's liens. The failure by Developer to have released any mechanic's or materialmen's lien filed against the Property within thirty (30) days after the filing thereof shall be a default hereunder and, without limiting Owner's remedies for such default, Owner may discharge the lien and deduct the cost of so doing from the Finishing Price. Upon request by Owner or Owner's title insurance company, Developer shall provide Owner a waiver of liens signed by it and each contractor, subcontractor arid supplier working on or supplying materials to be used on the Property. Developer shall maintain comprehensive public liability insurance for its work on the Property with coverage of TWO MILLION DOLLARS ($2,000,000.00) naming Owner and Owner's mortgagee(s) if any, as additional insureds. Such insurance shall be non-cancelable lay Developer without thirty (30) days prior written notice to the Owner and shall not be canceled by Developer until Developer has completed the Development Work. Developer shall deliver evidence of such insurance to Owner at execution of this Agreement.

6. CONSTRUCTION AND DEDICATION Of PUBLIC IMPROVEMENTS.



Developer shall construct all public improvements which are intended to serve the Property and which are Developer's responsibility hereunder or under the governmental approvals for the Property. Developer shall dedicate or cause to be dedicated to public use any public improvements. Developer shall be responsible for causing all such public improvements to be accepted for maintenance by the applicable governmental authorities at the earliest practical date, in accordance with the Plans approved by Palm Beach County, at no expense to Owner.

7. BONDS AND ESCROWS.

Developer agrees to post and keep in effect any surety bonds as may be required lay the applicable authorities for the Development Work. Developer shall furnish Owner copies of bond and escrow documents upon request.

8. TIMELY PERFORMANCE BY DEEPER

(a) Development Schedule. Within fifteen (15) days after all applicable governmental authorities have issued permits for the development of the Property ("Permits"), weather permitting, Developer shall commence the Development Work. Developer shall diligently and continuously prosecute the Development Work. Except for the "Final Work" (defined below), Developer shall substantially complete the Development Work within one hundred fifty (150) days after Permits, weather permitting, ("Completion Date"). The Completion Date shall be reasonably extended for unavoidable delays caused lay adverse weather conditions. The term "Final Work" means (I) the final course paving of the roads within the Property, (ii) the sodding, and landscaping of the Property, and (iii) the construction of the recreational facilities for the Property. Developer covenants that it will use due diligence in the performance of all tasks required by this Agreement to be performed by Developer so as not to delay any construction work or sales of houses upon the Property.

(b) Self-Help. if Developer fails to timely complete the Development Work in accordance with the schedule set forth in the Contract, then following twenty
(20) days written notice to Developer, Owner may perform such tasks as Developer has been required and failed to perform. Owner shall be entitled to deduct from any payments due to Developer all reasonable costs incurred by Owner to perform such tasks or work, plus ten percent (10%) of those costs as an administrative and overhead fee ("Cure Costs"). In the event of any dispute with respect to the Cure Costs, such dispute will be resolved in the same manner as is provided in Section 10. If the unpaid balance due to Developer by Owner is insufficient to pay all Cure Costs, Developer shall reimburse the deficiency to Owner within thirty (30) days after receipt of reasonable documentation of Owner's expenses. Sums not reimbursed within said thirty (30) day period shall bear interest at the rate of twelve percent (12%) per annum from the due date until the actual date of receipt by Owner.

9. PAYMENT BY OWNER.

Owner shall make payments to Developer as the Development work progresses, according to the budget attached to and made a part of this Agreement as Exhibit "B" and on a percentage of completion basis with no retainage withheld. The total amount payable by Owner for each element of the Development Work shall not exceed amount shown for that element on Exhibit "B"! As a condition to each payment, Developer shall submit to Owner a written request for payment in the form attached to and made a part of this Agreement as Exhibit "C", accompanied by (i) mechanics' lien waivers duly executed Developer in such form as Owner's title insurance company or lender may require written certification by Developer that the work covered by the request for payment has been performed insubstantial accordance with the Permits. Owner shall have the right to inspect the Development Work and verify that the work and materials covered by any request for payment have, in fact, been performed or supplied and that the stated percentage of completion is correct if. Any such inspection is solely for Owner's purposes and shall not be deemed an acceptance of any defective or incomplete work or materials. Provided that the work has liven performed and the materials have been supplied as represented by Developer, Owner shall make payment of requisitions submitted in accordance with this Section 9 and Exhibit "C" on or about the 10th or 25th days of each calendar month, so long as each request for payment is received by Opener at least fifteen (15) days in advance of the next scheduled payment date. ON ;

10 INSPECTION BY OWNER

When Developer has completed and is ready to deliver to Owner each lot in accordance with this Agreement, the parties may jointly inspect all the improvements required by this Agreement to have been completed by such time with respect to the lot and sign a memorandum describing the results of their joint inspection. Developer shall be responsible for repairing any damage, deficiency or defective work revealed by such joint inspection within thirty
(30) days thereof, weather permitting. All repairs shall be to the satisfaction of the appropriate governmental bonding authority. If the parties are unable to agree upon completion of the items described in this Agreement or upon the responsibility for or adequacy of repair or replacement of damaged improvements, each of the parties shall promptly select a licensed professional engineer, the two engineers thus selected shall promptly select a third, and the consensus of such three engineers as to the matters in dispute shall be binding upon the parties. The fees charged by such engineers for their services, if any, shall be borne by the party determined to be responsible for the matters in dispute or prorated in proportion to the relative responsibilities of the parties as solely determined by the engineers.

11. PERFORMANCE BONDS.



Developer shall post all performance bonds and conservation escrows required by the governmental authorities for development of the Property. Developer shall be liable for the performance of the Development Work as specified in this Agreement, whether or not covered by Developer's bonds, and shall be responsible for satisfying the requirements of the governmental authorities for the prompt release of such bonds, without cost to Owner.

12. NOTICES. Any notice or other communication permitted or required to be given hereunder by one patty to the other shall be in writing and shall be delivered or mailed, lay registered or certified United States Mail, postage prepaid, return receipt requested, or by facsimile or telecopy transmission with acknowledgment of receipt party entitled or required to receive the same, as follows:







As to Developer:                ENGLE HOMES/PALM BEACH, INC.

                        123 N.W. 13th Street

                        Suite 300

                        Boca Raton, Florida 33432

                        Attention: John A. Kraynick, Vice President
                        Phone: 561-391-4012
                        Fax: 561-750-6945

        As to Seller:           JJFN SERVICES, INC.
                        2500 Military Trail North
                        Suite 220
                        Boca Raton, Florida 33431
                        Attention: Susan Schlapkohl, President
                        Phone: 561-995-0043
                        Fax: 561-995-0636
        with a copy to:         Libo B. Fineberg
                        Attorney at Law
                        3500 Gateway Drive
                        Suite 201
                        Pompano Beach, Florida 33069
                        Phone: 954-975-6060
                        Fax: 954-975-6005

13. DEFAULT.

                a. In the Event Owner fails to comply with or perform any of the covenants, agreements, or obligations to be performed by Owner under this Agreement,

Developer, in its sole discretion and after ten (10) days notice to Owner, shall be entitled to either (i) terminate the Agreement and perform the Development Work and deduct the cost of such work from the Purchase Price of the Lots as set forth in the Contract or (ii) exercise any and all rights and remedies available to Developer in equity. b. In the event Developer fails to comply with or perform any of the covenants, agreements or obligations to be performed by Developer under this Agreement, Owner shall, after ten (10) days notice to Developer, be entitled to either (i) terminate the Agreement and perform the Development work in accordance with Section 8(a) herein or (ii) exercise any and all lights and remedies available to Owner in equity or as provided in the Contract.

14. MISCELLANEOUS.

(a) This Agreement may be executed in several counterparts, each of which shall lie deemed an original, and all of which shall be deemed to constitute one and the same i instrument.

(b) Partial Invalidity. If any term of this Agreement, or the application of any such term to any persons or circumstances, shall be invalid or unenforceable, the remainder of this Agreement, and the application of such term to persons or circumstances other than those as to which it is invalid or unenforceable, shall not be affected. Each term of this Agreement shall be valid and enforceable to the fullest extent permitted by law.

(c) Governing Law. This Agreement shall be construed and the fights and obligations of the parties shall be determined under the laws of the State of Florida.

(d) Interpretation. The headings used in this Agreement are for convenience only and shall not enter into its interpretation. The Recitals set forth above are incorporated in and made a part of this Agreement. Nothing contained in this Agreement shall be deemed to be for the benefit of any third parties.

(e) Binding Effect. Subject to the restrictions contained in Section 23, all of the terms of this Agreement shall be binding upon and shall inure to the benefit of the respective legal representatives, successors, and assigns of the Developer and the Owner.

(f) Authority. The Developer represents to the Owner and the Owner represents to the Developer that, as to itself, it has full power and authority to enter into this Agreement and to consummate the transactions contemplated in this Agreement.

(g) Relationships the parties. The parties are not and shall not be deemed to be partners or joint venturers, and neither party shall be liable for any of the debts or obligations of the other.

(h) Entire Agreement. This Agreement contains the entire agreement   between
the parties. There are not promises, agreements, conditions, undertakings, warranties, or representations, oral or written, express or implied, between the parties with regard to the subject matter of this Agreement other than as set forth in this Agreement. This Agreement is intended by the patties to be an integration of all prior or contemporaneous promises, agreements, conditions, negotiations, and undertakings between them. This Agreement may not be modified orally or in any manner other than by an agreement in writing signed by both of the parties or their respective successors in interest.

(i) No Recordation. Neither this Agreement nor a record nor a memorandum thereof shall be recorded in the Public Records of any county in the State of Florida by either party hereto.

EXHIBIT C
(Form of Request for Payment)
REQUEST FOR PAYMENT-

Project Name: To Owner: From Developer: Engle Homes/Palm Beach, Inc. As of
Date: Requisition No:

This Request for Payment is submitted pursuant to the Development Agreement, dated 1996, between Engle Homes/Palm Beach, Inc. (Developer) and JJFN Services, Inc. (Owner) (Development Agreement). Unless otherwise defined, capitalized terms used in this Request for Payment have the meanings set forth for them in the Development Agreement.

The undersigned certifies to the Owner as follows:

1. The information set forth below is true and correct.

2. The work covered by this Request for Payment is part of Development Work, as set forth in the Development Agreement, and is described as follows:

3. The work covered by this Request for Payment has been completed in substantial accordance with the Plans and Permits and in conformance with all applicable governmental requirements.

4. The undersigned has paid all amounts due to subcontractors and suppliers for work and materials furnished by Hem for Development Work through the date of the immediately preceding this Request for Payment.

5. After payment of the amount requested below, there will remain a sufficient balance of the Finishing Price not yet paid to Developer to ensure the completion and full payment of the cost of all remaining Development Work.

IN WITNESS WHEREOF, the undersigned has caused this Request for Payment No. To be executed and delivered on this day of , 199

ENGLE HOMES/PALM BEACH, INC. a Florida corporation

By:


EXHIBIT 10.10

PROMlSSORY NOTE

$6,875,000.00

Miami, Florida

September 18, 1996

FOR VALUE RECEIVED, the undersigned (Borrower) promises to pay to the order of CAPITAL BANK, a Florida banking corporation ("Banks), at the office of the Bank at 1221 Brickell Avenue, Miami, Florida 33131 or at such other place as the holder hereof may from time to time designate in writing, the principal sum of SIX MILLION EIGHT HUNDRED SEVENTY-FIVE THOUSAND AND NO/100 DOLLARS ($6,875,000.00), together with interest thereon on the principal amount from time to time outstanding at an annual rate prior to maturity or default of one percent (1 %) over the "Prime Rate" (Prime Rate shall mean, at any time, the rate of interest quoted in the Wall Street Journal, Money Rates Section as the "Prime Rate" (currently defined as the base rate on corporate loans posted by at least 75% of the nation's thirty (30) largest banks), with the Prime Rate in effect on the first day of a month being applicable to the entire month. In the event that the Wall Street Journal quotes more than one rate, or a range of rates as the Prime Rate, then the Prime Rate shall mean the average of the quoted rates. In the event that the Wall Street Journal ceases to publish a Prime Rate, then the Prime Rate shall be the average of the three largest U.S. money center commercial banks, as determined by Bank). Interest shall be computed on the actual number of days elapsed and an assumed year of 360 days. Borrower and all endorsers, sureties, guarantors and any other persons liable or to become liable with respect to the loan evidenced by this Note (the "Loan") are each included in the term "Obligors" as used in this Note. Said principal and interest shall be payable in lawful money of the United States, on the dates and in the amounts specified below, to wit:

Interest only shall be due and payable monthly commencing on the first day of November, 1996 and on the first day of each succeeding month thereafter until October 1, 1997 on which date the entire outstanding principal balance together with all accrued and unpaid interest shall be due and payable.

Provided that the Loan remains in good standing and no Event of Default (as hereinafter defined) has occurred under this Note or any other Loan Documents (as hereinafter defined), Borrower shall have the right to extend the maturity date of this Note for two (2) additional twelve month periods (each, an "Extension Period") from its originally scheduled maturity date on the following terms and conditions: (i) Borrower shall have notified Bank in writing at least thirty (30) days prior to the scheduled maturity date of this Note for each respective Extension Period that it intends to exercise its right to extend the maturity date of this Note for the respective Extension Period; and (ii) Prior to the scheduled maturity date of this Note, Borrower shall have paid to Bank an extension fee equal to one (1 %) of the total of the outstanding principal balance of this Note for each such Extension Period. During each Extension Period, all of the terms, provisions and conditions of this Note and all other Loan Documents including, without limitation, Borrower's obligations under the Note to pay interest on the first day of each month, shall remain in full force and effect, except that the maturity date of this Note shall be extended for twelve (12) months for each Extension Period. Upon Borrower complying with the terms and conditions set forth in this paragraph, the maturity date of this Note shall be automatically extended for each Extension Period in accordance with the terms of this paragraph.

Borrower shall pay to Bank a late charge of five percent (5 %) of any payment not received by Bank within fifteen (15) days of its due date; provided, however, if said fifteen (15) day period ends on a day other than a day on which Bank is open for Business (a "Business Day"), then the aforedescribed late charge shall be payable if the payment is not received by the last Business Day within said fifteen (15) day period.

This Note may be prepaid in whole or in part at any time without penalty.

Borrower shall pay all amounts owing under this Note in full when due without set-off, counterclaim deduction or withholding for any reason whatsoever. If any payment falls due on a day other than a Business Day, then such payment shall instead be made on the next succeeding Business Day, and interest shall accrue accordingly. Any payment received by Bank after 2:00 p.m. shall not be credited against the indebtedness under this Note until the next succeeding Business Day.

If default be made for ten (10) days in the payment of any sums payable pursuant to the terms of this Note, or, if, subject to the expiration of the applicable grace period, a default or other event causing the acceleration of this Note occur under the Florida Real Estate Mortgage, Assignment of Leases and Rents and Security Agreement securing this Note (the "Mortgage"), or any other instrument or document executed in connection with the Loan (this Note, the Mortgage and all such instruments and documents, including, without limitation, any guaranties, agreements, mortgages, security agreements, assignments and other documents securing this Note, are referred to in this Note as the "Loan Documents") (an "Event of Defaults), then or at any time thereafter at the option of Bank, the whole of the principal sum then remaining unpaid hereunder, together with all interest accrued thereon and all other sums owing under the Loan Documents, shall immediately become due and payable without notice and Bank shall be entitled to pursue any and all rights and remedies provided by applicable law and/or under the terms of this Note or any other Loan Document, all of which shall be cumulative and may be exercised successively or concurrently. Upon the occurrence and during the continuation of any Event of Default, Bank, at its option, may at any time declare any or all other liabilities of any Obligor to Bank immediately due and payable (notwithstanding any contrary provisions thereof) without demand or notice of any kind. In addition, Bank shall have the right to set off any and all sums owed to any Obligor by Bank in any capacity (whether or not then due) against the Loan and/or against any other liabilities of any Obligor to Bank.

From and after an Event of Default, and regardless of whether the Bank also elects to accelerate the maturity of this Note, the entire principal remaining unpaid hereunder shall bear an augmented annual interest rate equal to the lesser of (i) twenty-five percent (25 %) per annum, or (ii) the highest applicable lawful rate. Failure to exercise any and all rights or remedies Bank may in the event of any such default be entitled to shall not constitute a waiver of the right to exercise such rights or remedies in the event of any subsequent default, whether of the same or different nature. No waiver of any right or remedy by Bank shall be effective unless made in writing and signed by Bank, nor shall any waiver on one occasion apply to any future occasion.

of interest delayed by the application rate under this paragraph, at which time the Loan shall once again bear interest at the then applicable floating interest rate. In the event that the interest provisions of this Note or any exactions provided for in this Note or any other Loan Document shall result at any time or for any reason in an effechve rate of interest that transcends the maximum interest rate permitted by applicable law (if any), then without further agreement or notice the obligation to be fulfilled shall be automatically reduced to such limit and all sums received by Bank in excess of those lawfully collectible as interest shall be applied against the principal of the Loan immediately upon Bank's receipt thereof, with the same force and effect as though the payor had specifically designated such extra sums to be so applied to principal and Bank had agreed to accept such extra payment(s) as a premium-free prepayment or prepayments. During any time that the Loan bears interest at the maximum lawful rate (whether by application of this paragraph, the default provisions of this Note or otherwise), interest shall be computed on the basis of the actual number of days elapsed and the actual number of days in the respective calendar year. Pursuant to Florida Statutes, Section 687.12, the interest rate charged is authorized by Florida Statutes, Chapter 665.

The Obligors hereby severally: (a) waive demand, presentment, protest, notice of dishonor, suit against or joinder of any other person, and all other requirements necessary to charge or hold any Obligor liable with respect to the Loan; (b) waive any right to immunity from any such action or proceeding and waive any immunity or exemption of any property, wherever located, from garnishment, levy, execution, seizure or attachment prior to or in execution of judgment, or sale under execution or other process for the collection of debts; (c) waive any right to interpose any set-off or non-compulsory counterclaim or to plead [aches or any statute of limitations as a defense in any such action or proceeding and waive (to the extent lawfully waivable) all provisions and requirements of law for the benefit of any Obligor now or hereafter in force; (d) submit to the jurisdiction of the state and federal courts in the State of Florida for purposes of any such action or proceeding;
(e) agree that the venue of any such action or proceeding may be laid in Dade County, Florida (in addition to any county in which any collateral for the Loan is located), and waive any claim that the same is an inconvenient forum;
(I) stipulate that service of process in any such action or proceeding shall be properly made if mailed by any form of registered or certified mail (airmail if international), postage prepaid, to the address then registered in Bank's records for the Obligor(s) so served, and that any process so served shall be effective ten (10) days after mailing; and (g) agree that the death or mental or physical incapacity of any Obligor who is a natural person, or the dissolution or merger or consolidation or termination of the existence of any Obligor that is a business entity (or if any person controlling such Obligor shall take any action authorizing or leading to the same), shall at Bank's option, which option may be exercised then or at any time thereafter, result in the Loan being then due and payable in full. No provision of this Note shall limit Bank's right to serve legal process in any other manner permitted by law or to bring any such action or proceeding in any other competent jurisdiction. The Obligors hereby severally consent and agree that, at any time and from time to time without notice, (i) Bank and the owners(s) of any collateral then securing the Loan may agree to release, increase, change, substitute or exchange all or any part of such collateral, and (id) Bank and any person(s) then primarily liable for the Loan may agree to renew, extend or compromise the Loan in whole or in part or to modify the terms of the Loan in any respect whatsoever; no such release, increase, change, substitution, exchange, renewal, extension, compromise or modification shall release or affect in any way the liability of any Obligor, and the Obligors hereby severally waive any and all defenses and claims whatsoever based thereon. Until Bank receives all sums due under this Note and all other Loan Documents in immediately availablefunds, no Obligor shall be released from liability with respect to the Loan unless Bank expressly releases such Obligor in a writing signed by Bank, and Bank's release of any Obligor(s) shall not release any other person liable with respect to the Loan. The Obligors jointly and severally agree to pay an filing fees and similar charges and an costs incurred by Bank in collecting or securing or attempting to collect or secure the Loan, including attorney's fees, whether or not involving litigation and/or appellate, administrative or bankruptcy proceedings. The Obligors jointly and severally agree to pay any documentary stamp taxes, intangibles taxes or other taxes (except for federal or Florida franchise or income taxes based on Bank's net income) which may now or hereafter apply to this Note or the Loan or any security therefor, and the Obligors jointly and severally agree to indemnify and hold Bank harmless from and against any liability, costs, attorney's fees, penalties, interest or expenses relating to any such taxes, as and when the same may be incurred. The Obligors jointly and severally agree to pay on demand, and to indemnify and hold Bank harmless from and against, any and an present or future taxes, levies, imposts, deductions, charges and withholdings imposed in connection with the Loan by the laws or governmental authorities of any jurisdiction other than the State of Florida or the United States of America, and all payments to Bank under this Note shall be made free and clear thereof and without deduction therefor.

This Now shall be governed by, and construed and enforced in accordance with, the laws of the State of Florida, except that federal law shall govern to the extent that it may permit Bank to charge, from time to time, interest on the Loan at a rate higher than may be permissible under applicable Florida Law.

Any provision of this Note which is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction only, be ineffective only to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof or affecting the validity or enforceability of such provision in any other jurisdiction.. To the extent that the Obligors may lawfully waive any law that would otherwise invalidate any provision of this Now, each of them hereby waives the same, to the end that this Note shad be valid and binding and enforceable against each of them in accordance with an its terms.

If this Note is signed by more than one person, then the term "Borrower" as used in this Note shad refer to an such persons jointly and severally, and all promises, agreements, covenants waivers, consents, representations, warranties and other provisions in this Note are made by and shall be binding upon each and every undersigned person, jointly and severally. The term "Bank" shad be deemed to include any subsequent holder(s) of this Now. Whenever used in this Note, the Arm "person" means any individual, firm, corporation, trust or other organization or association or other enterprise or any governmental or political subdivision, agency, department or instrumentality thereof. Whenever used in this Note, words in the singular include the plural, words in the plural include the singular, and pronouns of any gender include the other genders, all as may be appropriate. The term "Obligors" as used in dais Note shall refer only to the Borrower since there are no additional persons or endues liable or to becomeliable with respect to the Loan.

Time shah be of the essence with respect to the terms of this Note. This Note cannot be changed or modified orally. Bank shad have the right unilaterally to correct payment errors or omissions in dais Note or any other Loan Document. Except as otherwise required by law or by the provisions of this Note or any other Loan Document, payments received by Bank hereunder shall be applied first against expenses and Obligor shad if made personally or if mailed, postage prepaid, to such Obligor's address as it appears in this Note (or, if none appears, to any address for such Obligor then registered in Bank's records). Bank may grant participations in an or any portion of, and may assign all or any part of Bank's rights under, this Now. Bank may disclose to any such participant or assignee any and all information held by or known to






Bank at any time with respect to any Obligor. If Borrower or any other Obligor is a partnership, then an general partners thereof shah be liable jointly and severally for an obligations under dais Now and for all other covenants, agreements, undertakings and obligations of Borrower in connection with the Loan, notwithstanding any contrary provision of the partnership laws of the State of Florida. All of the terms of this Now shall inure to the benefit of Bank and its successors and assigns and shad be binding upon each and every one of the Obligors and their respective heirs, executors, administrators, personal representatives, successors and assigns, jointly and severally.

The Mortgage encumbers real and personal property located in Palm Beach County, Florida, and is intended to be recorded amongst the Public Records of said County.

BANK AND BORROWER HEREBY KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVE THE RIGHT EITHER MAY HAVE TO TRIAL BY JURY IN RESPECT TO ANY LITIGATION BASED HEREON, OR ARISING OUT OF, UNDER OR IN CONNECTION WITH THIS NOTE AND ANY AGREEMENT CONTEMPLATED TO BE EXECUTED IN CONJUNCTION HEREWITH, OR ANY COURSE OF CONDUCT, COURSE OF DEALING, STATEMENTS, (WHETHER VERBAL OR WRITTEN) OR ACTIONS OF EITHER PARTY. BORROWER ACKNOWLEDGES THAT THIS WAIVER OF JURY TRIAL IS A MATERIAL INDUCEMENT TO THE BANK IN EXTENDING CREDIT TO THE BORROWER, THAT THE BANK WOULD NOT HAVE EXTENDED SUCH CREDIT WITHOUT THIS JURY TRIAL WAIVER, AND THAT BORROWER HAS BEEN REPRESENTED BY AN ATTORNEY OR HAS HAD AN OPPORTUNITY TO CONSULT WITH AN ATTORNEY IN CONNECTION WITH THIS JURY TRIAL WAIVER AND UNDERSTANDS THE LEGAL EFFECT OF THIS WAIVER.

WITNESS the due execution hereof as of the date first above written.

JJFN SERVICED, INC., a Delaware corporation
Susan Schlapkohl, President

DOCUMENTARY STAMPS IN THE AMOUNT OF $24,062.50 HAVE BEEN PAID UPON AND AFFIXED TO THE MORTGAGE SECURING THIS PROMISSORY NOTE.


EXHIBIT 10.11

LOAN AGREEMENT

THIS LOAN AGREEMENT (the "Agreement") is made as of July 31, 1996 by and between CAPITAL BANK, a Florida banking corporation (the "Lender"), and JJFN SERVICES, INC., a Delaware corporation (the "Borrower").

WITNESSETH:

WHEREAS, Borrower has requested Lender to make a revolving loan to Borrower in the amount of Ten Million and No/100 Dollars ($10,000,000.00) (the "Loan") for the purpose of financing Borrower's acquisition of furnished model homes from builder/sellers, in accordance with Lender's Commitment Letter dated June 6, 1996 (the "Commitment"); the Loan is evidenced by a master promissory note (the "Note"), is to be secured by, inter alla, one or more mortgages made by Borrower in favor of Lender (collectively, the "Mortgages") , and Borrower has executed and may hereafter execute from time to time other instruments and documents in connection with the Loan (this Agreement, the Note, the Mortgage, the Commitment and all such other instruments and documents are referred to collectively as the "Loan Documents"); and

WHEREAS, Lender has agreed to make the Loan to Borrower, subject to all of the applicable terms and conditions of the Loan Documents, and Borrower has agreed to accept the Loan from Lender.

NOW, THEREFORE, in consideration of the mutual covenants and agreements contained in the Loan Documents and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, Lender and Borrower agree that the foregoing recitals are true and correct and further agree as follows:

Loan: Disbursements. The purpose of the Loan is to finance Borrower's purchase of furnished model homes (both within and outside of Florida) from various subdivision developers (each of whom must be reasonably acceptable to Lender). Each such model home purchased by Borrower is hereinafter referred to as a "Model Home". Each Model Home shall be immediately leased back by Borrower to its builder/seller for a monthly rental in an amount equal to 1% of its sales price to Borrower, for a term extending until the Model Home is sold and pursuant to a written lease otherwise in form and content acceptable to Lender. The Loan is a "revolving loan" and Borrower shall have the right at any time before the maturity date of the Loan to repay all or any portion of the Loan funds from time to time and thereafter to reborrow Loan funds so that the outstanding balance on the Loan may increase or decrease from time to time as a result of such repayments and reborrowings; provided, however, that all borrowings and reborrowings under the Loan shall be subject to the terms and conditions of this Agreement and the other Loan Documents. In that regard, and in addition to the other terms and conditions of this Agreement, Lender's obligation to advance Loan funds shall be subject to the following terms and conditions:

(a) Lender shall never be obligated to advance, with respect to any Model Home, Loan funds in an amount greater than 75% of (i) the sales price to Borrower of the applicable Model Home or (ii) the appraised value of the Model Home, as reflected in the appraisal required by the Commitment, whichever is less.

(b) At no time shall more than $2,500,000.00 of Loan funds be outstanding with respect to Model Homes located outside of the State of Florida.

2. Conditions Precedent to First Draw. Lender shall disburse the first advance of Loan funds when the following conditions precedent have been satisfied:

(a) Lender shall have received its Collateral Management and Documentation Costs fee (the "Commitment Fee") of $56,250.00;

(b) Borrower shall have executed and delivered to Lender the Note, the Mortgage(s) with respect to the Model Homes encumbered at the time the Loan is initially funded and all other Loan Documents required by Lender, all in form and content satisfactory to Lender; (c) Lender shall have received and approved, with respect to the equivalent);Model Homes for which Lender is initially advancing Loan funds, the following:

        (i)     a copy of the duly issued Certificate of Occupancy (or

        (ii)    the property inspection report required by the Commitment;

(iii) the appraisal required by the Commitment;

(iv) the insurance coverage required by the Commitment;

        (v) a copy of the duly executed lease between the Borrower, as lessor, and the builder-seller, as lessee, which lease must be for a term extending until the Model Home is sold to a third party purchaser, must call for a monthly rental equal to at least 1% of the purchase price paid by Borrower for the Model Home, and must otherwise be in form and content acceptable to Lender;

(vi) evidence that the seller-lessee must have delivered in escrow an amount equal to 5% of the purchase amount of the Model Home (or a bond for an equivalent amount), as required by the Commitment;

(vii) two prints of an original "ALTA" survey of the applicable lot, showing a state of facts acceptable to Lender; by the Commitment;

(viii) the hazard, liability and flood insurance policies required by the Commitment;


(ix) a title insurance policy (or a "marked-up commitment for its issuance)
(a) insuring that Lender holds a first mortgage lien on the Model Homes; subject only to those matters approved by Lender in its discreti on, (b) containing a comprehensive endorsement, a revolving credit endorsement and other endorsements as Lender may require; (c) for an amount equal to at least the amount of Loan funds then advanced; and (d) otherwise in form and content acceptable to Lender; and

(x) If the Model Home is located outside of the State of Florida, Lender additionally must have received evidence acceptable to Lender with respect to the following matters (this condition may be satisfied by an opinion of local counsel acceptable to Lender):

(aa) Lender is not subject to any "business qualification" laws applicable advance; or obligation to pay taxes as a result of the applicable advance;

(bb) all recording taxes have been paid in connection with the applicable advance

(cc) all necessary filings have been made to assure Lender a first lien position on the applicable Model Home; and

(dd) such other matters as Lender as may reasonably require, consistent with its normal standards for making out-of-state loans;

(c) Lender shall have received and approved any other items required by the Commitment or otherwise necessary to satisfy the other requirements of the Commitment for the disbursement of Loan funds.

Conditions Precedent to Advances of Loan Funds After the First Draw. After Closing, upon the written request of Borrower, Lender shall from time to time make advances of Loan funds for the purpose of financing Borrower's acquisition of additional Model Homes in accordance with the terms and conditions of this Agreement, which shall include the following conditions precedent with respect to each such request by Borrower:

(a) No default shall exist under this Agreement or any Loan Documents, and no act shall have been committed or event occurred or then be occurring which with the passage of time and/or the giving of notice would constitute any such default;

(b) Lender shall have received and approved a copy of the sales contract pursuant to which Borrower is acquiring the Model Homes for which it is requesting Loan funds, together with all of the other items required under paragraph 2 with respect to such Model Home;

(c) Borrower shall have executed and delivered to Lender a mortgage instrument and WCC-1 Financing Statements, in form and content acceptable to Lender granting in favor of Lender a perfected first priority lien and security interest in the Model Home and all related property and property rights of Borrower. In the event that the Model Homes are located in the State of Florida, it is contemplated that the mortgage instrument shall be in the form of a mortgage spreader document. If the Model Homes are located outside of the State of Florida and a mortgage spreader document (or its equivalent) is not practical, then a new mortgage instrument (or deed of trust) in form and Content acceptable to Lender, shall be employed. In the event a mortgage spreader document is used, then the title insurance policy requirement may be satisfied by an endorsement to the existing title policy in favor of Lender which endorsement shall reflect the recording of the mortgage spreader document, shall increase coverage to include the amount of the applicable advance amount of the Loan, shall insure that the lien held by Lender is a first lien against the applicable Model Homes, and which must otherwise be in form and content acceptable to Lender;

(d) Lender shall have received, with respect to all prior advances of Loan funds, the original recorded mortgage instrument, UCC-1 Financing Statements and all title policies and endorsements.

4. Non-Use Fee. During the term of the Loan, Borrower shall pay to Lender, on a quarterly basis, a non-use fee equal to 1/4 of one percent (1%) of the unused portion of the Loan. The non-use fee shall be calculated on a daily basis and shall be due and payable on the first day of the first month following the applicable quarter; provided, however, in the event the Loan is paid in full or matures (whether as a result the occurrence of demand, acceleration or otherwise) on other than the last day of the quarter, the quarter shall be deemed to end on such date, and the non-use fee for that quarter shall be payable in full on such date . If the Loan commences on a date other than the first day of a month, the first quarter shall be a partial quarter, ending on the last day of the second full month following the month in which the Loan commenced.

5. Partial Commitment Fee. In consideration for Lender making the Loan, the Borrower owes to Lender a total Commitment Fee of $112,500.00. Borrower has paid $56,250 at the closing of the Loan. The balance of this Commitment Fee, $56,250, shall be payable by Borrower to Lender no later than thirty (30) days prior to the first annual anniversary date of the Loan.

6. Lease Payments. Pursuant to the Mortgage, Borrower has assigned to Lender its interest in all leases (and resulting rental payments) with regard to the Model Homes. Borrower shall cause all rental payments to be made directly to Lender for deposit into an account maintained by Borrower with Lender (the "Account"). Borrower hereby grants to Lender a security interest in the Account and all monies held from time to time therein (in the event of a default in the Loan, Lender shall have the right to apply all monies in the Account against the indebtedness then owing under the Loan. On each payment date, Lender shall apply the sums then held in the Account to the amount owing from Borrower to Lender under the Loan. Borrower acknowledges and agrees that, notwithstanding such arrangement, Borrower is obligated to pay Lender all sums payable under the Loan strictly in accordance with the terms of the Note and the other Loan Documents. In the event that the sums in the Account are insufficient to make any payment due to Lender under the Loan on a Loan payment date, Borrower shall be obligated to pay such deficiency from Borrower's own funds on such dates. Lender shall furnish to Borrower a copy of all rental checks received by Lender deposited in the Account.

7. Releases of Model Units. Provided that the Loan is then in good standing and not in default, Lender, upon request of Borrower, shall release individual Model Homes from the lien of the applicable Mortgage upon receipt by Lender, in cleared funds, of a principal payment for each Model Home equal to 85% of the purchase price paid by Borrower for the applicable Model Home.

8. Representations and Warranties. In order to induce Lender to make the Loan, Borrower represents and warrants (and the following representations and warranties shall apply to each Model Home as and when Borrower acquires same) that:

(a) No default exists under this Agreement or any other Loan Document, and no act has been committed or event has occurred or is occurring which, with the passage of time and/or the giving of notice, would constitute such a default; and

(b) Borrower is in full compliance with all of the provisions and requirements of the Commitment, and all of the statements, reports and other makers presented or delivered to Lender pursuant to the Commitment are true, correct and complete.

9. Covenants of Borrower. Borrower covenants and agrees with Lender for Lender's benefit as follows:

(a) Borrower shall pay all costs incurred or required in connection with the Loan, including without limitation any and all documentary stamps, intangible taxes, recording costs, title insurance premiums (and charges for abstracting, title continuations, endorsements and disbursement services), fees and costs of Lender's Counsel (including all fees and costs for all work performed after the closing of the Loan), surveyor's charges, appraisal fees (including all review fees) and credit report fees.

(b) Borrower shall pay and all fees and commissions owing to any brokers in connection with the Loan, and shall indemnify and hold Lender harmless from any and all claims and demands therefor and any costs, expenses and attorney's fees in connection therewith.

(c) Borrower shall not sell, transfer, convey, assign, encumber, pledge nor hypothecate all or any part of any Model Home or any interest therein or in Borrower,

nor modify nor terminate any Model Unit lease, nor permit any of the foregoing to occur, either voluntarily or by operation of law, without the prior written consent of Lender, which Lender may grant or withhold in its sole discretion.

(d) If Lender is named as a party to any lawsuit brought at any time against Borrower or with respect to the collateral for the Loan, then Borrower shall defend, indemnify and hold Lender harmless from any and all claims, demands, damages, liabilities, judgments, losses, costs, expenses and attorneys' fees arising out of or resulting from any such lawsuit or any related appeal.

(e) Borrower shall comply at all times with the terms and conditions of this Agreement and all other Loan Documents, with all restrictive covenants affecting the Property, and with all applicable laws, rules, regulations, ordinances and other requirements of any federal, state, county, municipal or other governmental authorities.

10. Default and Remedies. Borrower shall be in default under this Agreement and all other Loan Documents in the event of (a) any failure by Borrower to observe or perform any agreement or covenant of Borrower in any Loan Documents, or (b) any breach or violation of any term or condition or provision of any Loan Document, or (c) any incorrect or misleading representation or warranty made by or on behalf of Borrower in any Loan Document or in connection with the Loan and deemed material by Lender, or (d) the occurrence of any event prohibited by any Loan Document, or (e) any default under any other Loan Document. In the event of any such default under this Agreement or any other Loan Document, Lender shall be entitled, at its option and at any time, to exercise any and all rights and remedies provided in any Loan Document or under applicable law, and all such remedies shall be deemed cumulative and not mutually exclusive. Borrower hereby waives any obligation on Lender to marshall the assets of Borrower or the collateral for the Loan. No waiver by Lender of any such default, nor of any term or condition in any Loan Document, shall be deemed a waiver of any subsequent default of the same or any other kind nor a waiver of any other term or condition in any Loan Document. No such waiver shall be effective or deemed to exist unless evidenced by a writing duly executed by Lender, and then only to the extent expressly stated in such writing. Lender may proceed against the various collateral for the Loan in whichever order of priority Lender elects in its sole discretion from time to time. Each Model Home shall secure all sums outstanding under the Loan and not merely the Loan funds advanced with respect to the particular Model Home.

11. lndemnitv. Borrower shall indemnify Lender and hold Lender harmless of and from any and all (a) claims of brokers arising by reason of the execution hereof or the consummation of the transaction contemplated herein, (b) documentary stamp taxes or intangible taxes, and any interest or penalties in connection therewith, which may be assessed against or deemed applicable to the Loan or any Loan Documents whatsoever, (c) claims or demand of any parties whatsoever (including without limitation any persons rendering labor, services and/or materials in connection with the Improvements arising from or growing out of, in any manner, this Agreement and/or Lender's relationship to Borrower, (d) litigation related to any of the foregoing, and (e) costs or expenses incurred by Lender in connection with any such claims, demands, taxes, interest, penalties or litigation (including attorney's fees and appellate attorney's fees). In the event Lender is made a party to any suit at law or equity or made to defend any counterclaim or any administrative proceeding, Borrower shall provide Lender with counsel of Lender's choosing at Borrower's sole cost and expense.

12. General Conditions and Other Covenants. Borrower and Lender further covenant and agree as follows:

(a) Neither this Agreement nor any provision hereof may be changed, waived, discharged or terminated except by the written agreement of the party against whom is sought enforcement of the change, waiver, discharge or termination.

(b) Any determination by a court of competent jurisdiction that any provision of this Agreement is not valid or enforceable as specifically set forth shall not result in such provision being declared invalid, but the same shall be deemed modified, if possible, in such a manner so as to result in the same being valid and enforceable to the maximum extent permitted by law; if such modification is not possible, then such provision shall be deemed stricken and severed from this Agreement, and the remaining provisions shall remain in full force and effect.

(c) This Agreement may be executed in any number of counterparts, each of which shall be deemed an original, but all of which together shall constitute but one instrument.

(d) Whenever the context of any provisions hereof shall require it, words in the singular shall include the plural, words in the plural shall include the singular, and pronouns of any gender shall include the other genders. Captions and headings in this Agreement are for convenience only and shall not affect its construction. All references in this Agreement to Schedules, Exhibits, paragraphs and subparagraphs refer to the respective subdivisions of this Agreement, unless such reference specifically identifies another document.

(e) All of the covenants, agreements, provisions and conditions in this Agreement shall be binding upon the parties hereto and their respective successors and assigns, and shall inure only to the benefit of Lender and its successors and assigns and Borrower and Borrower's permitted successors and assigns; no other person shall be deemed a benefited party hereunder under any circumstances.

(f) In the event of any conflict between the terms of this Agreement and the terms of any other Loan Document, the terms of this Agreement shall govern.

(g) This Agreement is governed by, and shall be construed and enforced in accordance with, the laws of the State of Florida.

IN WITNESS WHEREOF, the parties have executed this Agreement as of on th_ day and year first above written.


Signed, sealed and delivered in the presence of:


CAPITAL BANK, a Florida banking corporation

By.,
DAVID H. PROMOFF
Senior Vice-President


Record and return to:
Universal Lane Title, Inc.
1555 Pal Beach Lakes Blvd.
Suit e100
West Palm Beach, FL 33401

FUTURE ADVANCE RECEIPT AND
CONSOLIDATION AGREEMENT

1' / WC #68 RECORD & RETURN TO: UNIVERSAL LAND TITLE, INC. 1555 Palm Beach Lakes Blvd. Suite 100 West Palm Beach, FL 33401 ECE96025047F i-~-1,99[ 9.,~m
(' 7-~ t5 , ~ 51 cH'8. ~,0~ pu '2         i               ll.~' {~If I! If.~!
B~ l'nn ,(. Still. [illil, iM O'nc f il' -~10~ iM                 Of      6.
ili ii !, '`31 THIS RECEIPT AND AGREEMENT is made and entered into as of the 21st day of May, 1997 by and between JJFN SERVICES, INC., a Delaware corporation (the "Borrower") and CAPITAL BANK, a Florida banking corporation (the "Lender").

WITNESSETH:

WHEREAS, Lender is the owner and holder of that certain master promissory note executed by Borrower in favor of Lender dated July 31, 1996 in the original principal amount of TEN MILLION AND NO/100 DOLLARS ($10,000,000.00) (the "Note"),which is secured by that certain Florida Real Estate Mortgage, Assignment of Leases and Rents and Security Agreement from Borrower in favor of Lender dated July 31, 1996 and recorded August 1, 1996, in Official Records Book 9377, at Page 1255, of the Public Records of Palm Beach County, Florida, and which Mortgage was modified by that certain Mortgage Spreader Agreement dated August 9, 1996 and recorded August 13, 1996, in Official Records Book 9394, at Page 1478, as further modified by that certain Mortgage Spreader Agreement dated December 10, 1996, and recorded December 13, 1996, in Official Records Book 9569, at Page 186, and as further modified by that certain Mortgage Spreader Agreement dated January 27, 1997, and recorded January 29, 1997, in Official Records Book 9632, at Page 394, all of the Public Records of Palm Beach County, Florida; which Mortgage was recorded August 9, 1996, in Official Records Book 1030, at Page 37, of the Public Records of St. Lucie County, Florida; which Mortgage was recorded October 3, 1996, under Clerks File No. 96-490799, of the public records of Broward County, Florida, as modified by that certain Mortgage Spreader Agreement, dated December 10, 1996, and recorded December 12, 1996, in Official Record Book 3769, at Page 1745, of the Public Records of Polk County, Florida; which Mortgage was recorded October 28, 1996, in Official Records Book 1501, at Page 1735, of the Public Records of Manatee County, Florida, as modified by that certain Mortgage Spreader Agreement dated December 10, 1996 and recorded December 16, 1996, in Official Records Book 1505, Page at 1577, of the Public Records of Manatee County, Florida; which Mortgage was recorded December 16, 1996, in Official Records Book 9554, at Page 29, of the Public Records of Pinellas County, Florida, as modified by that certain Mortgage Spreader Agreement dated December 20, 1996, and recorded December 27, 1996, in Official Records Book 9565, at Page 207, and as further modified by that certain Mortgage Spreader Agreement dated December 31, 1996, and recorded January 2, 1997, in Official Records Book 9570, at Page 912, both of the Public Records of Pinellas County, Florida; which Mortgage was recorded August 13, 1996, under Clerk's File No. 01189922, of the Public Records of Martin County, Florida, as modified by that certain Mortgage Spreader Agreement dated August 9, 1996 and recorded August 13, 1996, in Official Records 1191, at Page 2211, of the Public Records of Martin County, Florida; which Mortgage was recorded December 19, 1996, in Official Records Book 8394, at Page 1737, of the Public Records of Hillsborough County, Florida, as modified by that certain Mortgage Spreader Agreement dated December 20, 1996, and recorded December 27, 1996, in Official Records Book 8404, at Page 1073,of the Public Records of Hillsborough County, Florida; which Mortgage was recorded October 28, 1996, in Official Records Book 3149, at Page 0366, of the Public Records of Seminole County, Florida, as modified by that certain Mortgage Spreader Agreement date December 10, 1996, and recorded Deember 16, 1996, in Official Records Book 3171 at Page 0991, and as further modified by that certain Mortgage Spreader Agreement dated January 27, 1997, and recorded January 29, 1997, in Official Records Books 3189, at Page 0802, both of the Public Records of Seminole County, Florida; which Mortgage was recorded October 30, 1996, in Official Records Book 8470, at Page 336, of the Public Records of Duval County, Florida, as modified by that certain Mortgage Spreader Agreement dated December 10, 1996, and recorded December 18, 1996, in Official Records Book 8506, at Page 2004, of the Public Records of Duval County, Florida; which Mortgage was recorded December 16, 1996, in Official Records Book 1367, at Page 2714, of the Public Records of Osceola County, Florida, as modified by that certain Mortgage Spreader Agreement dated December 30, 1996 and recorded December 31, 1996, in Official Records Book 1371, at Page 0248, of the Public Records of Osceola County, Florida; which Mortgage was recorded December 16, 1996, under Clerk's File No. 4081080, of the Public Records of Lee County, Florida, as modified by that certain Mortgage Spreader Agreement dated December 30, 1996 and recorded in Official Records of 2778, at Page 1952, of the Public Records of Lee County, Florida; and which Mortgage was recorded October 23, 1996, in Official Records Book 5142, at Page 3178, of the Public Records of Orange County, Florida, as modified by that certain Mortgage Spreader Agreement dated December 10, 1996 and recorded December 20, 1996, in Official Records Book 5173, at Page 2164, as modified by that certain Mortgage Spreader Agreement dated January 27, 1997 and recorded January 29, 1997, in Official Records Book 5192, at Page 70, both of the Public Records of Orange County, Florida, upon which all documentary stamp tax and intangible tax has been paid and affixed thereto;

WHEREAS, Borrower and Lender have entered into that certain Loan Agreement dated July 31, 1996, which was modified by that certain letter agreement between Borrower and Lender dated January 27, 1997 (as modified, the "Loan Agreement") which Loan Agreement sets forth the terms and conditions of the disbursements under the Note;

WHEREAS, Borrower has requested and received from Lender a future advance pursuant to the provisions for future advances in the Mortgage in the principal amount of THREE MILLION AND NO/100 DOLLARS ($3,000,000.00);

        WHERERAS, Borrower has requested that the payments due under the Note
be consolidated with this future advance into one         obligation and
indebtedness at law, and

        WHEREAS, Lender has agreed to consolidate the indebtedness due under
the Note with this future advance into one obligation         and indebtedness
at law, subject to the terms and conditions set forth herein.

NOW THEREFORE, in consideration of the premises, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties intending to be legally bound, hereby agree to and acknowledge the following:

        Borrower acknowledges and agrees that as of the date hereof, Borrower
is indebted to Lender under the Note in the         principal amount of TEN
MILLION AND NO/100 DOLLARS ($10,000,000.00), together with all accrued and
unpaid interest         thereon.  Borrower acknowledges and agrees that it has
no claims, defenses or set offs against said indebtedness,         any claims
of any nature whatsoever against Lender.

2. Borrower hereby acknowledges the receipt from the Lender of THREE MILLION and NO/100 DOLLARS ($3,000,000.00) as a future advance under the provisions for future advances in the Mortgage, which shall be secured by the Mortgage and which is to be repaid to Lender according to the terms of one certain master promissory note payable to Lender bearing the date of this instrument, the final payment of which is due and payable on demand (the "Future Advance
Note) (the Note and the Future Advance Note are sometimes hereinafter collectively referred to as the "Notes"). The term "Note" in the Mortgage an Loan Agreement shall hereinafter also refer to the Future Advance Note. The Future Advance Note is a master promissory note which evidences a revolving line of credit and therefore the principal balance thereof may fluctuate from time to time as reborrowings and repayments of principal are made.

3. Borrower acknowledges and agrees that as of the date hereof, Borrower is indebted to Lender under the Notes in the aggregate principal amount of THIRTEEN MILLION AND NO/100 DOLLARS ($13,000,000.00). Borrower acknowledges and agrees that it has no claims, defenses or set-offs against said indebtedness, nor does it have any claims of any nature whatsoever against Lender.

4. The indebtedness under the Note and the Future Advance Note is hereby consolidated for all purposes into one indebtedness and obligation at law in the principal amount of THIRTEEN MILLION AND NO/100 DOLLARS ($ 13,000,000.00) which shall be evidenced by and payable pursuant to the terms of a consolidated master promissory note dated the date hereof from Borrower in favor of Lender which shall be secured by the Mortgage, the final payment of which is due and payable on demand (the "Consolidated Note"). The term "Note" In the Mortgage and the Loan Agreement shall hereinafter also refer to the Consolidated Note. The Consolidated Note is a master promissory note which evidences a revolving line of credit and therefore the principal balance thereof may fluctuate from time to time as reborrowings and repayments of principal are made.

5. The parties agree that except for the documents explicitly referred to herein and all other documents previously executed and delivered at the closing of the subject loan transaction, this Agreement constitutes the entire understanding and agreement among them, and that there are no other agreements or promises among the parties concerning the subject loan transaction. Except as specifically modified herein, all of the terms and provisions of the Mortgage the Loan Agreement, the Notes, the Consolidated Note and all other loan documents executed in connection with the loan transaction described herein are ratified, reaffirmed, and shall remain in full force and effect.

IN WITNESS WHEREOF, the parties have executed this instrument as of the date first above written in several counterparts, and one of which shall be deemed an original, but all constituting only one instrument. Signed, sealed and delivered in the presence of:

        JJFN SERVICES, INC., a Delaware corporation ion
By:/
Don B. Lederman, Vice President
By
Donald F. Smiley, Vice President
Address: 1221 Brickell Avenue
Miami, Florida 33131

CAPITAL BANK, a Florida banking corporation



EXHIBIT 10.12

                               David Emply agree



EXHIBIT 10.13

JJFN SERVICBS, INC.

EQUITY INCENTIVE PLAN

Section 1. Purpose

The purpose of the JJFN Services, Inc. Equity Incentive Plan (the ~Plann)is to attract and retain key employees, to provide an incentive for them to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company.

Section 2. Definitions

UAffiliate" means any business entity in which the Company owns directly or indirectly 50% or more of the total combined voting power or has a significant financial interest as determined by the Committee.

UAward" means any Option, Stock Appreciation Right, Performance Share, Restricted Stock, Stock, Stock Unit or Other Stock-Based Award awarded under the Plan.

"Board" means the Board of Directors of the Company.

"Codes means the Internal Revenue Code of 1986, as amended from time to time, and any successor to such Code.

UCommittee" means a committee of not less than two members of the Board, appointed by the Board to administer the Plan, each of whom shall be a Unon-employee director", as that term is defined in Rule 16b-3 promulgated under the Securities Exchange Act of 1934.

UCommon Stock" or UStock" means the Common Stock, $.001 par value of the Company.

UCompanyn means JJFN Services, Inc.

UDesignated Beneficiary" means the beneficiary designated by a Participant, in a manner determined by the Committee, to receive amounts due or exercise rights of the Participant in the event of the Participant's death. In the absence of an effective designation by a Participant, UDesignated Beneficiary" shall mean the Participant's estate.

UEffective Date" means

 .

UFair Market Value" means, with respect to Common Stock or any other property, the fair market value of such property as determined by the Committee in good faith or in the manner established by the Committee from time to time.


UIncentive Stock Option" means an option to purchase shares of Common Stock awarded to a Participant under Section 6 that is intended to meet the requirements of Section 422 of the Code or any successor provision.

UNonstatutory Stock Option" means an option to purchase shares of Common Stock awarded to a Participant under Section 6 that is not intended to be an Incentive Stock Option.

"Option" means an Incentive Stock Option or a Nonstatutory Stock Option.

UOther Stock-Based Award" means an Award, other than an Option, Stock Appreciation Right, Performance Share, Restricted Stock or Stock Unit, having a Common Stock element and awarded to a Participant under Section 11.

"Participant" means a person selected by the Committee to receive an Award under the Plan.

"Performance Cycle" or UCycle" means the period of time selected by the Committee during which performance is measured for the purpose of determining the extent to which an award of Performance Shares has been earned.

"Performance Shares" mean shares of Common Stock which may be earned by the achievement of performance goals, awarded to a Participant under Section 8.

"Reporting Person" means a person subject to Section 16 of the Securities Exchange Act of 1934, or any successor provision.

"Restricted Period" means the period of time during which an award may be forfeited to the Company pursuant to the terms and conditions of such Award.

URestricted Stock" means shares of Common Stock subject to forfeiture awarded to a Participant under Section 9.

"Stock Appreciation Right" or "SAR" means a right to receive any excess in value of shares of Common Stock over the exercise price awarded to a Participant under Section 7.

UStock Unit" means an award of Common Stock or units that are valued in whole or in part by reference to, or otherwise based on, the value of Common Stock, awarded to a Participant under Section 10.

Section 3. Administration

The Plan shall be administered by the Committee. The Committee shall have authority to adopt, alter and repeal such ad ministrative rules, guidelines and practices governing the operation of the Plan as it shall from time to time consider advisable, and to interpret the provisions of the Plan. The Committee's decisions shall be final and binding. To the extent permitted by applicable law, the Committee may delegate to one or more executive officers of the Company the power to make Awards to Participants who are not Reporting Persons and all determinations under the Plan with respect thereto, provided that the Committee shall fix the maximum amount of such Awards for the group and a maximum for any one Participant.

Section 4. Eligibility

All employees, consultants and non-employee directors of the Company or any Affiliate capable of contributing significantly to the successful performance of the Company, other than a person who has irrevocably elected not to be eligible, are eligible to be Participants in the Plan. Incentive Stock Options may be awarded only to persons eligible to receive such Options under the Code.

Section 5. Stock Available for Awards

(a) Subject to adjustment under subsection (b), Awards may be made under the Plan for up to shares of Common Stock. If any Award in respect of shares of Common Stock expires or is terminated unexercised or is forfeited without the Participant having had such benefits otherwise ownership (other than voting rights), the shares subject to such Award, to the extent of such expiration, termination or forfeiture, shall again be available for award under the Plan. Common Stock issued through the assumption or substitution of outstanding grants from and acquired company shall not reduce the shares available for Awards under the Plan. Shares issued under the Plan may consist in whole or in part of authorized but unissued shares or treasury shares.

(b) Notwithstanding any other provision of the Plan, no more than shares of Common Stock shall be cumulatively available for the award of Incentive Stock Options; provided that, to the extent an Incentive Stock Option expires or is terminated unexercised or is forfeited for any reason, the shares that were subject to such option may again be awarded as Inventive Stock Options.

(c) In the event that the Committee determines that any stock dividend, extraordinary cash dividend, creation of a class of equity securities, recapitalization, reorganization, merger, consolidation, split-up, spin-off, combination, exchange of shares, warrants or rights offering to purchase Common Stock at a price substantially below fair market value, or other similar transaction affects the Common Stock such that an adjustment is required in order to preserve the benefits or potential benefits intended to be made available under the Plan, then the Committee (subject, in the case of Incentive Stock Options, to any limitations required under the
Code) shall equitably adjust any or all of (i) the number and kind of shares in respect of which Awards may be made under the Plan, (ii) the number and kind of shares subject to outstanding Awards, and (iii) the award, exercise or conversion price with respect to any of the foregoing, and if considered appropriate, the Committee may make provision for a cash payment with respect to an outstanding Award, provided that the number of shares subject to any Award shall always be a whole number.

Section 6. Stock Options

(a) Subject to the provisions of the Plan, the Committee may award Incentive Stock Options and Nonstatutory Stock Options and determine the number of shares to be covered by each Option, the option price therefor and the conditions and limitations applicable to the exercise of the Option. The terms and conditions of Incentive Stock Options shall be subject to and comply with
Section 422 of the Code, or any successor provision, and any regulations thereunder, and no Incentive Stock Option may be granted hereunder more than ten years after the Effective Date.

(b) The Committee shall establish the option exercise price at the time each Option is awarded, which price shall not be less than 100% of the Fair Market Value of the Common Stock on the date of award with respect to Incentive Stock Options. Nonstatutory Stock Options may be granted at such option exercise prices as the Committee may determine.

(c) Each Option shall be exercisable at such times and subject to such terms and conditions as the Committee may specify in the applicable Award or thereafter. The Committee may impose such conditions with respect to the exercise of Options, including conditions relating to applicable federal or state securities laws, as it considers necessary or advisable.

(d) No shares shall be delivered pursuant to any exercise of an Option until payment in full of the option price therefor is received by the Company. Such payment may be made in whole or in part in cash or, to the extent permitted by the Committee at or after the award of the Option, by delivery of a note or shares of Common Stock owned by the optionee, including Restricted Stock, valued at their Fair Market Value on the date of delivery, or such other lawful consideration as the Committee may determine. In addition to the method of payment set forth above, and in lieu of any cash payment required thereunder, the option price for the shares for which an Option is exercised may be paid by surrendering the right to purchase that number of shares covered by the Option whose Fair Market Value on the date of exercise is equal to the product of the number of shares as to which the option is being exercised, multiplied by the option price.

(e) The Committee may provide that, subject to such conditions as it considers appropriate, upon the delivery of shares to the Company in payment of an Option, the Participant automatically be awarded an Option for up to the number of shares so delivered.

Section 7. Stock Appreciation Right.

(a) Subject to the provisions of the Plan, the Committee may award SARs in tandem with an Option (at or after the award of the Option), or alone and unrelated to an Option. SARs in tandem with an option shall terminate to the extent that the related Option is exercised, and the related Option shall terminate to the extent that the tandem SARs are exercised. SARs granted in tandem with Options shall have an exercise price not less than the exercise price of the related Option. SARs granted alone and unrelated to an Option may be granted at such exercise prices as the Committee may determine.

(b) An SAR related to an Option that can only be exercised during limited periods following a change in control of the Company may entitle the Participant to receive an amount based upon the highest price paid or offered for Common Stock in any transaction relating to the change in control or paid during the thirty-day period immediately preceding the occurrence of the change in control in any transaction reported in the stock market in which the Common Stock is normally traded.

Section S. Performance Shares

(a) Subject to the provisions of the Plan, the Committee may award Performance Shares and determine the number of such shares for each Performance Cycle and the duration of each Performance Cycle. There may be more than one Performance Cycle in existence at any one time, and the duration of Performance Cycles may differ from each other. The payment value of Performance Shares shall be equal to the Fair Market Value of the Common Stock on the date the Performance Shares are earned or, in the discretion of the Committee, on the date the Committee determines that the Performance Shares have been earned.

(b) The Committee shall establish performance goals for each Performance Cycle, for the purpose of determining the extent to which Performance Shares awarded for such Cycle are earned, on the basis of such criteria and to accomplish such objectives as the Committee may from time to time select. During any Performance Cycle, the Committee may adjust the performance goals for such Cycle as it deems suitable in recognition of usual or non-recurring events affecting the Company, changes in applicable tax laws or accounting principles, or such other factors as the Committee may determine.

(c) As soon as practicable after the end of a Performance

Cycle, the Committee shall determine the number of Performance Shares that have been earned on the basis of performance in relation to the established performance goals. The payment value of earned Performance Shares shall be distributed to the Participant or, if the Participant has died, to the Participant's Designated Beneficiary, as soon as practicable thereafter. The Committee shall determine, at or after the time of award, whether the distribution of payment value will be settled in whole or in part in cash or other property, including Common Stock or Awards.

Section 9. Restricted Stock

(a) Subject to the provisions of the Plan, the Committee may award shares of Restricted Stock and determine the duration of the Restricted Period during which, and the conditions under which, the Restricted Stock may be forfeited to the Company and the other terms and conditions of such Awards. Shares of Restricted Stock shall be issued for no cash consideration or such minimum consideration as may be required by applicable law.

(b) Shares of Restricted Stock may not be sold, assigned, transferred, pledged or otherwise encumbered, except as permitted by the Committee, during the Restricted Period. Shares of Restricted Stock shall be evidenced in such manner as the Committee may determine. Any certificates issued in respect of shares of Restricted Stock shall be registered in the name of the Participant and, unless otherwise determined by the Committee, deposited by the Participant, together with a stock power endorsed in blank, with the Company. At the expiration of the Restricted Period, the Company shall deliver such certificates to the Participant or if the Participant has died, to the Participant's Designated Beneficiary.

Section 10. Stock Units

(a) Subject to the provisions of the Plan, the Committee may award Stock Units subject to such terms, restrictions, conditions, performance criteria, vesting requirements and payment rules as the Committee shall determine.

(b) Shares of Common Stock awarded in connection with a Stock Unit Award shall be issued for no cash consideration or such minimum consideration as may be required by applicable law.

Section 11. Other Stock Based Awards

(a) Subject to the provisions of the Plan, the Committee may make other awards of Common Stock and other awards that are valued in whole or in part by reference to, or are otherwise based on, Common Stock, including without limitation convertible preferred stock, convertible debentures and securities exchangeable for Common Stock. Other Stock Based Awards may be granted either alone or in tandem with other Awards granted under the

Plan and/or cash awards made outside of the Plan.

(b) The Committee may establish performance goals, which may be based on performance goals related to book value, subsidiary performance or such other criteria as the Committee may determine, Restricted Periods, Performance Cycles, conversion prices, maturities and security, if any, for any Other Stock Based Award. Other Stock Based Awards may be sold to Participants at the face value thereof or any discount therefrom or awarded for no consideration or such minimum consideration as may be required by applicable law.

Section 12. General Provisions Applicable to Award.

(a) Notwithstanding any other provision of the Plan, to the extent required to qualify for the exemption provided by Rule 16b-3 under the Securities Exchange Act of 1934, and any successor provision, Awards made to a Reporting Person shall not be transferable by such person other than by will or the laws of descent and distribution or pursuant to a qualified domestic relations order, as defined in the Code or Title I of the Employee Retirement Income Security Act, or the rules thereunder.

(b) Each Award under the Plan shall be evidenced by a writing delivered to the Participant specifying the terms and conditions thereof and containing such other terms and conditions not inconsistent with the provision of the Plan as the Committee considers necessary or advisable to achieve the purposes of the Plan or comply with applicable tax and regulatory laws and accounting principles.

(c) Each type of Award may be made alone, in addition to or in relation to any other type of Award. The terms of each type of Award need not be identical, and the Committee need not treat Participants uniformly. Except as otherwise provided by the Plan or a particular Award, any determination with respect to an Award may be made by the Committee at the time of award or at any time thereafter.

(d) The Committee shall determine whether Awards are settled in whole or in part in cash, Common Stock, other securities of the Company, Awards or other property. The Committee may permit a Participant to defer all or any portion of a payment under the Plan, including the crediting of interest on deferred amounts denominated in cash and dividend equivalents on amounts denominated in Common Stock.

(e) In the discretion of the Committee, any Award under the Plan may provide the Participant with (i) dividends or dividend equivalents payable currently or deferred with or without interest, and (ii) cash payments in lieu of or in addition to an Award.

(f) The Committee shall determine the effect on an Award of the disability, death, retirement or other termination of employment of a Participant and the extent to which, and the period during which, the Participant's legal representative, guardian or Designated Beneficiary may receive payment of an Award or exercise rights thereunder.

(g) In order to preserve a Participant's rights under an Award in the event of a change in control of the Company, the Committee in its discretion may, at the time an Award is made or at any time thereafter, take one or more of the following actions: (i) provide for the acceleration of any time period relating to the exercise or realization of the Award, (ii) provide for the purchase of the Award upon the Participant's request for an amount of cash or other property that could have been received upon the exercise or realization of the Award had the Award been currently exercisable or payable, (iii) adjust the terms of the Award in the manner determined by the Committee to reflect the change in control, (iv) cause the Award to be assumed, or new rights substituted therefor, by another entity, or (v) make such other provision as the Committee may consider suitable and in the best interests of the Company.

(h) The Committee may authorize the making of a loan or cash payment to a Participant in connection with any Award under the Plan, which loans may be secured by any security, including Common Stock, underlying or related to such Award (provided that no such loan shall exceed the Fair Market Value of the security subject to such Award), and which may be forgiven upon such terms and conditions as the Committee may establish at the time of such loan or at any time thereafter.

(i) Each Participant shall pay to the Company, or make provision satisfactory to the Committee for payment of, any taxes required by law to be withheld in respect of an Award granted to that Participant under the Plan, no later than the date of the event creating the tax liability. In the Committee's discretion, any such tax payment obligation may be paid in whole or in part in shares of Common Stock, including shares retained from the Award creating the tax obligation, valued at their Fair Market Value on the date of delivery. The Company and its Affiliates may, to the extent permitted by law, deduct any such tax obligations from any payment of any kind otherwise due to the Participant.

(k) The Committee may amend, modify or terminate any outstanding Award, including substituting therefor another Award of the same or a different type, changing the date of exercise or converting an Incentive Stock Option to a Nonstatutory Stock Option, provided that the Participant's consent to such action shall be required unless the Committee determines that the action, taking into account any related action, would not materially and adversely affect the Participant.

Section 13. Miscellaneous

(a) No person shall have any claim or right to be granted an Award, and the grant of an Award shall not be construed as giving a Participant the right to continued employment. The Company expressly reserves the right at any time to terminate a Participant and thereupon to be free from any liability or claim of such Participant under the Plan, except as expressly provided in the Award theretofore granted to him or her.

(b) Subject to the provisions of any applicable Award, no Participant or Designated Beneficiary shall have any rights as a shareholder with respect to any shares of Common Stock to be distributed under the Plan until he or she becomes the registered owner thereof. A Participant to whom Common Stock is awarded shall be considered the owner of the Stock at the time of the Award except as otherwise provided in the applicable Award.

(c) Subject to the approval of the shareholders of the Company, the Plan shall be effective on the Effective Date. Prior to such approval, Awards may be made under the Plan expressly subject to such approval.

(d) The Board may amend, suspend or terminate the Plan or any portion thereof at any time, subject to any shareholder approval that the Board determines to be necessary or advisable.

(e) The Plan shall be governed by and interpreted in accordance with the laws of Delaware.

C:\WP\19515\EQUINCTV.416




_9_


JJFN SERVICES t INC.

INCENTIVE STOCK OPTION PLAN

JJFN SERVICES, INC. (the "Company"), in order to retain and attract personnel for positions of responsibility with the Company and its subsidiaries and to provide additional incentive to such personnel by offering them an opportunity to obtain a proprietary interest in the Company, hereby authorizes options to be granted to employees of the Company ~ ~ ~ purchase Stock"), and its subsidiaries to shares of the Common Stock of the Company (the "Common upon the following terms and conditions:

1. Administration of the Plan. This Plan shall be administered, and the options hereunder shall be granted, by a Committee called the "Incentive Stock Option Plan Committee". The Committee shall consist of two members of the Board of Directors of the Company who are "Non-Employee Directors as _.. term is defined in Rule 16b-3 promulgated under the Securities Exchange Act of 1934. Such members shall serve without compensation at the pleasure of the Board. Any decision of the Committee shall be final and conclusive in all matters relating to the Plan. The Committee may act only by unanimous vote of its members, except that such members may authorize any one or more of their number to execute and deliver options and other documents on behalf of the Committee. No member of the Committee shall be liable for anything done or omitted to be done by him or by any other member of the Committee in connection with this Plan, except for his own willful misconduct or as expressly provided by statute.

2. Robber of Shares Subject to Option. The aggregate number of shares which may be issued under the Plan is shares of Common Stock of the Company. Such shares may be either authorized but unissued or treasury shares. If the Company shall effect one or more stock splits, stock dividends, combinations, exchanges of shares or similar capital adjustments, the Committee shall proportionately adjust the aggregate number and kind of shares with respect to which options may be granted under the Plan. If any option granted hereunder, or any portion thereof, shall expire or terminate for any reason without having been exercised in full, the shares with respect to which it has not been exercised shall be available for further options.

3. Eligible Employees. Options may only be granted to key employees of the Company or a parent corporation or subsidiary corporation of the Company. The Committee is hereby given the authority to select the particular employees to whom options are to be granted and to determine the number of shares to be optioned to each such employee.

`.P ~ ~ __
~ ~ iA 1 4 ~-~ -


4. Terms of Options. Each option granted under the Plan shall comply with the following terms and conditions:

(a) The option price shall not be less than the fair market value of the stock subject to such option at the time the option is granted, as determined in good faith by the Committee, or less than the par value of such stock;

(b) The option shall not be exercisable after the expiration of ten years from the date it is granted;

(c) The option shall not be exercisable unless either the stock subject to the option has been registered under the Securities Act of 1933 and any applicable securities law of any state or other jurisdiction, or the issuance of shares on exercise of the option is exempt from registration under said Act and laws;

(d) The option shall exercisable only upon receipt by the Company, at the time of exercise, of full payment for the shares of stock being acquired thereby, in accordance with the terms of payment specified by the Committee; and

(e) The option shall not be transferable by the optionee otherwise than by will or the laws of descent and distribution, and shall be exercisable during his lifetime only by him.

Each option granted under the Plan shall be subject to such additional terms and conditions as the Committee shall prescribe from time to time in accordance with this Plan and Section 422 of the Internal Revenue Code of 1986, as amended (the "Code").

Each option shall be evidenced by an instrument in the form annexed, which shall set forth all terms and conditions of the option and shall incorporate this Plan by reference.

5. Qualification. It is intended that all options issued under this Plan shall be incentive stock options within the meaning of Section 422 of the Code. The words "employee", "outstanding", "disposition", parent corporations, "subsidiary corporation" and any other words or terms used herein or in the options granted hereunder which are defined or used in Section 422 or 424 of the Code shall, unless the context clearly requires otherwise, have the meanings assigned to them therein.

6. Date of Grant. Each option granted hereunder shall constitute an offer of stock for sale to the optionee subject to the terms of the option, at such time as an option instrument (i) has been completed by the Committee with the date, name of optionee, number of shares to which it relates, option price per share, terms of payment for the option shares and name of optionee's employing company and (ii) has been signed by a member of the Committee. The Committee shall see to it that there is no

2


unreasonable delay in having the instrument executed and delivered to the optionee.

7. Reports and Returns. The appropriate officers of the Company shall cause to be filed any reports, returns or other information regarding the options granted hereunder or any stock issued pursuant to the exercise thereof as may be required by Section 6039 of the Code, or any other applicable statute, rule or regulation.

8. Amendment. This Plan may be amended at any time and from time to time by the Board of Directors of the Company, but no such amendment affecting the aggregate number of shares which may be issued under options granted pursuant to this Plan, the class of employees eligible to receive such options, the terms of the options required by this Plan or this sentence shall be effective unless the same be approved by the stockholders of the Company within 12 months before or after the Board adopts such amendment, in accordance with the same procedure that is required by Paragraph 10 for them to indicate their approval of its adoption. No amendment shall alter or impair any of the rights or obligations of any person, without his consent, under any option theretofore granted under this Plan.

9. Termination. This Plan shall terminate upon the first of the following dates or events to occur:

a) at the close of business of , 1998 tONB YEAR FOLLOWING THB DATB THB PLAN I8 ADOPTBD BY THE BOARD OF DIRBCTOR8], unless prior thereto the Plan has been approved by the stockholders of the Company in accordance with Paragraph 10;

(b) upon the adoption of a resolution of the Board of Directors of the company terminating the Plan; or

(c) on CURB A DATB NOT MORE THAN TEN YEARS FOLLOWING THE DATB THB PLAN I8 ADOPTBD BY THB BOARD OF DIRBCTOR8].

No termination of this Plan shall alter or impair any of the rights or obligations of any person, without his consent, under any option theretofore granted under the Plan.

11. Stockholder Approval. The Plan shall be submitted to the stockholders of the Company for their approval on or before , 1998 tONB YEAR FOLLOWING THB DATB THB PLAN I8 ADOPTBD BY THB BOARD OF DIRBCTOR8]. The stockholders shall be deemed to have approved this Plan only if it is approved at a meeting of the stockholders duly held on or before such date by such vote taken in such manner as is required by the Company's certificate of incorporation, its by-laws and the laws of Delaware at the time such vote is taken, by the affirmative votes of the holders

3


of a maj ority of the Common Stock of the Company.



EXHIBIT 11.1

                        JJFN Services, Inc. and Subsidiaries
                       Computation of Per Share Earnings

                                   Exhibit 11

                                            Year
                                           Ended
                                          June 30
                                            1997
                                        ------------

Primary

Income (loss) from
Continuing operations                   $ (272,974)
Discontinued operations                    230,432
                                        ------------
Net loss applicable to common stock     $  (42,542)
                                        ============
Weighted average number of common        16,551,091
  shares outstanding

Income(loss) per common share
  Continuing operations                 $   (0.01)
  Discontinued operations                    0.01
                                        ------------
  Net loss                              $    0.00
                                        ============

Primary loss per common share does not include the effect of common stock equivalents because the effect of such inclusion would be to reduce loss per common share.



EXHIBIT 21.1
List of Registrants' subsidiaries


List of Subsidiaries

Name                            State of Incorporation
-------------------             ----------------------
JJFN Holdings, Inc.                  Delaware