Form 10-Q
period 1997-09-30
JJFN SERVICES INC
filed 1997-11-13
CIK 1009416

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1997

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

                 Outstanding Equity Securities at October 31, 1997

Class of Securities                     Outstanding Shares

Common Stock,   $.001 par value,         16,812,005 shares

Preferred Stock, $.01 par value,            400,000 shares

                              JJFN SERVICES, INC.

                                     INDEX


                        Part I.    FINANCIAL INFORMATION

Item 1.  Financial Statements                                     Page Number

         Condensed Consolidated Balance Sheets as of                  3
         September 30, 1997 (unaudited) and June 30, 1997.

         Condensed Consolidated Statement of Operations               4
         for the three months ended September 30, 1997, and September 30, 1996.
         (unaudited)

         Condensed Consolidated Statement of Cash Flows               5
         for the three months ended September 30, 1997, and September 30, 1996.
         (unaudited)

         Notes to Condensed Consolidated Financial Statements       6-7
         (unaudited)

Item 2.  Management's Discussion and Analysis of Financial         8-12
         Condition and Results of Operations.

                         Part II.    OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

              No reports on Form 8-K were filed for the three months ended September 30, 1997.

         Signatures                                                  13

Exhibit No.

   11         Computation of earnings per share.                     14

                              JJFN SERVICES, INC.
                                 AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   (Unaudited)
                                                  September 30      June 30
                                  ASSETS             1997             1997
                                                   -----------     -----------
Revenue producing assets:
 Model homes on lease                              $27,724,621     $21,409,249
 Less: accumulated depreciation                       (601,090)       (484,176)
                                                   -----------     -----------
 Model homes on lease, net                          27,123,531      20,925,073

 Real estate under contract for development & sale           -       8,591,956
                                                   -----------     -----------
   Total revenue producing assets                   27,123,531      29,517,029
                                                   -----------     -----------
Other assets:
 Cash                                                  267,956         831,266
 Net assets realizable on divestiture                1,100,000       1,312,500
 Deferred charges and other assets                     760,153         769,500
                                                   -----------     -----------
   Total other assets                                2,128,109       2,913,266
                                                   -----------     -----------
   Total assets                                    $29,251,640     $32,430,295
                                                   ===========     ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Mortgages payable                                 $19,526,928     $22,632,465
 Notes payable                                       1,171,001       1,025,907
 Accounts payable & accrued expenses                   400,896         467,214
 Unearned rental revenue                               219,205         215,343
                                                   -----------     -----------
    Total liabilities                               21,318,030      24,340,929
                                                   -----------     -----------

Stockholders' equity:
 Convertible preferred stock, $.01 par value
  25,000,000 shares authorized
   400,000 shares issued and outstanding                 4,000           4,000
 Common stock, $.001 par value
  50,000,000 shares authorized
  16,812,005/16,811,990 shares issued and outstanding   16,812          16,812
 Additional paid-in capital                          8,296,049       8,296,049
 Accumulated deficit                                  (383,251)       (227,495)
                                                   -----------     -----------
   Total stockholders' equity                        7,933,610       8,089,366
                                                   -----------     -----------
   Total liabilities and stockholders' equity      $29,251,640     $32,430,295
                                                   ===========     ===========

                            See accompanying notes.
                                      (3)



                              JJFN SERVICES, INC.
                                 AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
          Three Months Ended September 30, 1997 and September 30, 1996
                                (Unaudited)

                                                      Three Months Ended
                                                         September 30,
                                                       1997        1996
                                                     ---------   ---------
Revenues:
  Lease revenue                                      $ 711,788    $380,949
  Real estate option fees                                8,771      37,232
  Model home sales                                   1,417,916     264,279
  Land sales                                         8,591,956           -
  Interest Income                                       41,656       9,088
                                                    ----------   ---------
  Total Revenues                                    10,772,087     691,548
                                                    ----------   ---------
Costs and expenses:
  Interest expense                                     420,502     208,805
  Cost of model homes sold                           1,371,965     258,613
  Cost of land sales                                 8,591,956           -
  Corporate                                            290,026     146,471
                                                    ----------   ---------
  Total Operating Expenses                          10,674,449     613,889
                                                    ----------   ---------
Income before depreciation and amortization             97,638      77,659

  Depreciation and amortization                        253,394     131,643
                                                     ---------   ---------
Net loss                                              (155,756)    (53,984)
                                                     ---------   ---------
Preferred stock distribution                                 -       5,000
                                                     ---------   ---------
Loss applicable to common shareholders               $(155,756)  $ (58,984)
                                                     =========   =========

Earnings (Loss) per share data:
                                                     ---------   ---------
  Net income (loss)                                  $   (0.01)      (0.00)
                                                     =========   =========

Weighted average number                             16,812,005  16,226,294
 of shares









                            See accompanying notes.
                                      (4)


                              JJFN SERVICES, INC.
                                 AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
          Three Months Ended September 30, 1997 and September 30, 1996
                                  (Unaudited)
                                                 Three Months    Three Months
                                                     Ended          Ended
                                                    9/30/97        9/30/96
                                                   -----------    ----------
Net Loss                                            $(155,756)   $ (108,428)
                                                   -----------    ----------
Adjustments to reconcile net loss to net cash
 provided by operating activities:
 Amortization expense                                  98,165        45,244
 Depreciation expense                                 155,230        86,399
 Gain on sale of model homes                          (45,951)       (5,665)
 Changes in assets and liabilities:
   Decrease in miscellaneous assets                    21,785       112,017
   Increase(decrease) in accounts payable/accrued exp (66,317)       54,639
   Increase in unearned rental revenue                  3,862        69,586
   (Increase)decrease in net operating assets of
      divested segment                                212,500      (195,557)
                                                   -----------    ----------
    Total adjustments                                 379,274       166,663
                                                   -----------    ----------
    Net cash provided by operating activities         223,518        58,235
                                                   -----------    ----------
Cash flows from investing activities
 Purchase of model homes                           (4,488,301)   (2,750,990)
 Proceeds from sale of model homes                  1,407,994       272,712
 Proceeds from sale of land                         8,591,956             -
 Proceeds from sale of marketable securities                -       218,250
 Capital expenditures                                       -          (818)
                                                   -----------    ----------
   Net cash provided by (used in)
        investing activities                        5,511,649    (2,260,846)
                                                   -----------    ----------
Cash flows from financing activities:
 Proceeds from mortgages payable                    1,771,801     1,450,288
 Principal payments on mortgages payable           (8,155,515)     (263,025)
 Deferred financing costs                             (59,857)      (28,779)
 Deferred offering costs                                     -      (53,829)
 Proceeds from stockholder loans                      145,094       825,000
 Proceeds from issuance of common stock                     -           700
 Preferred distribution                                     -       (15,000)
                                                   -----------   -----------
  Net cash (used in) provided by
       financing activities                        (6,298,477)    1,915,355
                                                   -----------   -----------
Net decrease in cash                                 (563,310)     (287,256)
Cash at beginning of period                           831,266       770,723
                                                   -----------   -----------
Cash at end of period                                $267,956    $  483,467
                                                   ===========   ===========
Supplemental disclosure of cash flow information:
                               Interest paid -       $467,247      $166,872

                            See accompanying notes.
                                      (5)

                              JJFN SERVICES, INC.
                                 AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1997
                                  (unaudited)


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

These statements should be read in conjunction with the financial statements of JJFN Services, Inc. and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.


Note 2. Commitments & Contingencies

Model home purchase commitments
The Company has commitments to purchase approximately $8,260,000 (37 model homes) from a major, publicly traded homebuilder.

Model home sales contracts
During October 1997, the Company sold six model homes, and has seven additional sales contracts pending.

Financing Activities
In order to finance its expansion, the Company conducts ongoing negotiations with financial institutions to raise funds through debt and / or equity. In connection with these activities, the Company has received an initial commitment of $8,000,000 from a Mid Western financial institution to finance the acquisition of Model Homes located in the Northeast region of the United States.

The Company has entered into an agreement of mutual understanding with a major international insurance company whereby the parties have committed to proceed in accordance with the following.

The insurance company will assure the timely payment of principal and interest on notes issued by a wholly owned bankruptcy remote special purpose subsidiary of the Company. The estimated proceeds of $200,000,000 shall be utilized to fund the purchase of specified parcels of property and have a term of three (3) years.

The agreement is subject to the following conditions; (i) satisfactory completion of due diligence regarding the assets to be held in the Special Purpose Entity, (ii) the execution of bank or institutional financing, and
(iii) agreement to final wording of all related legal documentation.

                                      (6)

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

  1) The purchase and leaseback on a "triple net" basis of fully furnished model homes complete with options and upgrades to major publicly traded homebuilders and real estate developers.

  2) The real estate contract acquisition, development and sale program for major publicly traded homebuilders and real estate developers. The Company purchases the real estate, simultaneously enters a bonded (not to exceed) development contract with the builder supported by a performance (completion) bond, who then develops the real estate. The builder purchases the finished lots from the Company on a scheduled basis usually not to exceed three (3) years.

Since its inception, the Company has purchased a total of 173 model homes and sold 35, resulting in a portfolio of 138 model homes owned at September 30, 1997. All of the Company's clients are major publicly traded homebuilders.

Since inception, the Company has entered into one land acquisition and development contract with Engle Homes, Inc. The transaction involved the purchase of 70 acres in western Boca Raton to be subdivided into 370 lots for the development of single family estate homes, zero lot single family homes, townhouses, and villas.

On July 3, 1997, Engle Homes elected to fully exercise its option to purchase the approximate 70-acre tract of land. The property was purchased from the Company for the sum of $8,591,956.

























                                      (8)



A summary of the operating results of JJFN Services, Inc. and subsidiary for the three months ended September 30, 1997, and September 30, 1996 are presented below.

                                          Three Months     Three Months
                                             Ended           Ended
                                          September 30     September 30
                                              1997      %     1996      %
                                          --------------------------------
Revenues:
  Lease revenue                           $ 711,788    33%   $380,949  55%
  Real estate option fees                     8,771     -%     37,232   5%
  Model home sales                        1,417,916    65%    264,279  38%
  Interest income                            41,656     2%      9,088   2%
                                          --------------------------------
   Total revenues                        $2,180,131   100%    691,548 100%

Costs and expenses:
  Interest expense                          420,502    19%    208,805  30%
  Cost of model home sales                1,371,965    63%    258,613  38%
  Corporate                                 290,026    13%    146,471  21%
                                          --------------------------------
  Total costs and expenses                  710,528    95%    613,889  89%
                                          --------------------------------
Income before depreciation & amortization    97,638     5%     77,659  11%

Depreciation & amortization                 253,394    12%    131,643  19%
                                          --------------------------------
Net Loss                                  $(155,756)   (7%)  $(53,984) (8%)
                                          ================================

Results of Operations:

Three Months Ended September 30, 1997 compared to September 30, 1996.

For the period from July 1, 1997 through September 30, 1997, the Company had revenues of $10,772,087 of which lease rentals on model homes totaled
$711,788, revenues from land sales totaled $8,591,956, revenues from the sale of model homes were $1,417,916, and revenues from option fees were $8,771. Net loss for the period was $155,756. Depreciation and amortization for the quarter totaled $253,394 resulting in a positive cash income from operations of $97,638.

The Company's revenues from rental income increased approximately $330,000 (an 86% increase) during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This increase is due to additional lease revenues generated from the purchase of $19,894,000 in model homes in the twelve months ended September 30, 1997.

Real Estate option fee revenues of $8,771 were generated from the real estate under contract program, versus $37,232 for the prior year quarter end. The decrease was do to the exercise of the option to purchase resulting in the sale of a land parcel for $8,591,956 on July 3, 1997.



                                      (9)


Corporate costs increased from $146,471 for the quarter ended September 30, 1996 to $290,026 for the quarter ended September 30, 1997. This increase was attributable to the hiring of additional personnel and the selling, general and administrative costs associated with generating the increased revenue levels.

Model Homes
Model homes on lease have increased to $27,724,621 at September 30, 1997 from $13,391,427 at September 30, 1996, an increase of 107%.


A breakdown of model home costs and units by state is as follows:

                  # Model Homes     Model Home     # Model Homes     Model Home
                     Owned at         Cost            Owned at         Cost
State                9/30/97         9/30/97          to 9/30/96      9/30/96
------------------------------------------------------------------------------

Florida                71         $ 13,491,664             45     $  7,966,652

New Jersey             22            4,420,508              -                -

Colorado               20            4,293,240             15        3,262,778

Pennsylvania           10            2,230,500              -                -

Virginia                6            1,495,847              5        1,220,232

Texas                   5              910,481              1          204,477

North Carolina          4              882,381              3          737,288
                   -------        -------------        -------    ------------
Total                 138         $ 27,724,621             69     $ 13,391,427
                   =======        =============        =======    ============

A breakdown of lease rental revenues by state is as follows:

                                 Lease Revenues    Lease Revenues
                                  From 7/1/97       From 7/1/96
State                             to 9/30/97        to 9/30/96
------------------------------------------------------------------------------

Florida                          $   424,849       $   218,203

New Jersey                            25,253                 -

Colorado                             122,000            97,886

Pennsylvania                          45,330                 -

Virginia                              44,875            36,607

Texas                                 27,314             6,134

North Carolina                        22,167            22,119
                                  -----------       -----------
Total                             $  711,788        $  380,949
                                  ===========       ===========
                                      (10)

The average purchase price of model homes acquired by the Company since inception was approximately $198,000. For the quarter ended September 30, 1997, the Company has sold nine model homes for total sales price of $1,417,916 less costs of sales of $1,371,965 for a net gain of $45,951.


Liquidity and Capital Resources

The Registrant's principal business, leasing of model homes and real estate under contract, is a capital-intensive operation requiring constant infusions of cash as the number and size of transactions in which the Registrant is involved increases. To date, this business has been financed by capital contributed and loans made by shareholders, secured loans from banks, and a registered offshore private placement.

These capital contributions, loans and offering have been adequate to permit the Registrant to carry on operations to date. However, in order to finance the expansion of operations over the coming fiscal year, additional funds must be raised through the issuance of debt or equity securities. To fill this need, the Registrant anticipates completing a securities offering of $5 million prior to the end of fiscal 1998. The net proceeds of this offering, together with new financing and existing cash of approximately $268,000, should enable the Company to finance its growing level of operations.

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

The Company has commitments to purchase approximately $8,260,000 (37 model homes) from a major, publicly traded homebuilder.

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

Cash Flow - Three Months Ended September 30, 1997.

Net cash provided in operating activities comprised net loss of $155,756, plus net adjustments for non-cash items of $207,444, plus a net change in other operating assets and liabilities of $171,830.

Net cash provided in investing activities comprised proceeds from land sales of $8,591,956 and $1,407,994 from sale of model homes, offset by $4,488,301 in model home purchases.

Net cash used in financing activities comprised principal payments on mortgages payable of $8,155,515 and deferred financing costs of $59,857, offset by proceeds from mortgages payable of $1,771,801 and proceeds from stockholder loans of $145,094.
                                      (11)


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

For the quarter ended September 30, 1997, purchases of model homes exceeded $7,712,000, increasing total model homes on lease at September 30, 1997 to over $27,700,000. Monthly lease rental revenues on these assets will be in excess of $277,000 per month.

                                                 New Acquisitions
                                                 ----------------
                                      7/1/97 - 9/30/97       7/1/96 - 9/30/96
                                      ----------------       ----------------
Florida                               $           -          $   2,330,591

New Jersey                                4,420,508                      -

Pennsylvania                              2,230,500                      -

Colorado                                    916,108                      -

North Carolina                              145,094                      -
                                      ----------------       ----------------
Total                                 $   7,712,210          $   2,330,591
                                      ================       ================


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


                                           JJFN SERVICES, INC.



                                             By: /s/John P. Kushay
                                             John P. Kushay, Treasurer
                                             Chief  Financial Officer and
                                             Chief Accounting Officer

      (Duly Authorized Officer)
Date:   November 13, 1997





































                                      (13)



                        JJFN Services, Inc. - Form 10-Q
          Three Months ended September 30, 1997 and September 30, 1996

                                   Exhibit 11

                                        Three Months  Three Months
                                           Ended         Ended
                                        September 30, September 30,
                                            1997          1996
                                        ------------  ------------

Primary

Net loss                                $ (155,756)   $ (53,984)
                                        ------------  ------------
Loss applicable to common shareholders    (155,756)     (58,984)
                                        ============  ============
Weighted average number of common        16,812,005    16,226,294
  shares outstanding
                                        ------------  ------------
Loss per common share                         (0.01)        (0.00)
                                        ============  ============

Primary loss per common share does not include the effect of common stock equivalents because the effect of such inclusion would be to reduce loss per common share.






























                                      (14)