Form 10-Q
period 1997-12-31
JJFN SERVICES INC
filed 1998-01-13
CIK 1009416

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 1997

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

                 Outstanding Equity Securities at January 13, 1998

Class of Securities                     Outstanding Shares

Common Stock,   $.001 par value,         17,012,005 shares

Preferred Stock, $.01 par value,            400,000 shares

                              JJFN SERVICES, INC.

                                     INDEX


                        Part I.    FINANCIAL INFORMATION

Item 1.  Financial Statements                                     Page Number

         Condensed Consolidated Balance Sheets as of                       3
         December 31, 1997 (unaudited) and June 30, 1997.

         Condensed Consolidated Statements of Operations                   4
         for the three months and six months ended December 31, 1997, and the three months and six months ended December 31, 1996. (unaudited)

         Condensed Consolidated Statements of Cash Flows                   5
         for the six months ended December 31, 1997, and the six months ended December 31, 1996
         (unaudited)

         Notes to Condensed Consolidated Financial Statements            6-7
         (unaudited)

Item 2.  Management's Discussion and Analysis of Financial              8-12
         Condition and Results of Operations.

                         Part II.    OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                 13




         Signatures                                                       14

Exhibit No.

   11         Computation of earnings per share.                          15





















                              JJFN SERVICES, INC.
                                 AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   (Unaudited)
                                                   December 31       June 30
                                  ASSETS             1997             1997
                                                   -----------     -----------
Revenue producing assets:
 Model homes on lease                              $30,214,036     $21,409,249
 Less: accumulated depreciation                       (693,668)       (484,176)
                                                   -----------     -----------
 Model homes on lease, net                          29,520,368      20,925,073

 Real estate under contract for development & sale           -       8,591,956
                                                   -----------     -----------
   Total revenue producing assets                   29,520,368      29,517,029
                                                   -----------     -----------
Other assets:
 Cash                                                  351,773         831,266
 Net assets realizable on divestiture                1,100,000       1,312,500
 Deferred charges and other assets                     684,163         769,500
                                                   -----------     -----------
   Total other assets                                2,135,936       2,913,266
                                                   -----------     -----------
   Total assets                                    $31,656,304     $32,430,295
                                                   ===========     ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Mortgages payable                                 $21,768,650     $22,632,465
 Notes payable                                       1,410,907       1,025,907
 Accounts payable & accrued expenses                   309,416         467,214
 Unearned rental revenue                               303,451         215,343
                                                   -----------     -----------
    Total liabilities                               23,792,424      24,340,929
                                                   -----------     -----------

Stockholders' equity:
 Convertible preferred stock, $.01 par value
  25,000,000 shares authorized
   400,000 shares issued and outstanding                 4,000           4,000
 Common stock, $.001 par value
  50,000,000 shares authorized
  17,012,005/16,811,990 shares issued and outstanding   17,012          16,812
 Additional paid-in capital                          8,346,552       8,296,049
 Accumulated deficit                                  (503,684)       (227,495)
                                                   -----------     -----------
   Total stockholders' equity                        7,863,880       8,089,366
                                                   -----------     -----------
   Total liabilities and stockholders' equity      $31,656,304     $32,430,295
                                                   ===========     ===========

                            See accompanying notes.
                                      (3)



                              JJFN SERVICES, INC.
                                 AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            Three Months and Six Months Ended December 31, 1997 and
              Three Months and Six Months Ended December 31, 1996
                                (Unaudited)

                                  Three Months Ended        Six Months Ended
                                     December 31,             December 31,
                                   1997        1996         1997        1996
                                 ---------   ----------  ----------   ----------
Revenues:
  Lease revenue                  $ 811,917   $ 407,936  $ 1,523,705   $ 788,885
  Real Estate option fees                -     263,486        8,771     300,718
  Model Home sales               2,893,455   1,018,890    4,311,371   1,283,169
  Land sales                             -           -    8,591,956           -
  Interest Income                   28,911       3,488       70,567      12,577
                                 ---------   ----------  ----------   ----------
  Total Revenues                 3,734,283   1,693,800   14,506,370   2,385,349
                                 ---------   ----------  ----------   ----------
Costs and expenses:
  Interest expense                 472,859     392,184      893,361     600,989
  Cost of model homes sold       2,790,894     997,864    4,162,859   1,256,477
  Land sales                             -           -    8,591,956           -
  Corporate                        289,669     276,118      579,695     422,589
                                 ---------   ----------  ----------   ----------
  Total Operating Expenses       3,553,422   1,666,166   14,227,871   2,280,055
                                 ---------   ----------  ----------   ----------
Income from continuing operations  180,861      27,634      278,499     105,294
 before depreciation & amortization

  Depreciation and amortization    301,294     149,178      554,688     280,821
                                 ---------   ----------  ----------   ----------
Loss from continuing operations   (120,433)   (121,544)    (276,189)   (175,527)

Loss from divested operations            -           -            -    ( 54,444)
Gain on disposal of divested             -     284,876            -     284,876
  operations
                                 ---------   ----------  ----------   ----------
Income(loss) before income taxes  (120,433)    163,332     (276,189)     54,905
                                 ---------   ----------  ----------   ----------
Income taxes:
  Current expense                        -      41,000            -      14,000
  Deferred tax benefit from              -     (41,000)           -     (14,000)
   utilization of net operating
   loss carryforward
                                 ---------   ----------  ----------   ----------
Income taxes                             -           -            -           -
                                 ---------   ----------  ----------   ----------
Net income (loss)                $(120,433)  $ 163,332    $(276,189)  $  54,905
Preferred stock distribution             -           -                    5,000
                                 ---------   ----------  ----------   ----------
Income (loss) applicable to
  common shareholders            $(120,433)  $ 163,332    $(276,189)  $  49,905
                                 ==========  ==========   ==========  ==========




Earnings (Loss) per share data:
  Continuing operations          $   (.01)   $    (.01)   $   (.02)   $    (.01)
  Divested operations                 .00          .02         .00          .01
                                 ---------   ----------  ----------   ----------
  Net income (loss)              $   (.01)         .01    $   (.02)   $     .00
                                 ==========  ==========   ==========  ==========

Weighted average number          16,814,179  16,659,990   16,813,085  16,443,142
 of shares

                                      (4)
















































                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            Six Months Ended December 31, 1997 and December 31, 1996
                                  (Unaudited)
                                                   Six Months     Six Months
                                                     Ended          Ended
                                                   12/31/97       12/31/96
                                                   -----------    ----------
Net Income (Loss)                                   $(276,189)   $   54,905
                                                   -----------    ----------
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
 Amortization expense                                 213,153       104,210
 Depreciation expense                                 341,534       176,611
 Gain on sale of model homes                         (148,512)      (26,692)
 Gain on disposal of divested operations                    -      (284,876)
 Changes in assets and liabilities:
   Decrease in miscellaneous assets                    55,180       162,783
   Increase(decrease) in accounts payable/accrued exp(107,096)      137,904
   Increase in unearned rental revenue                 88,108        65,562
   (Increase)decrease in net operating assets of
      divested segment                                      -      (195,556)
                                                   -----------    ----------
    Total adjustments                                 442,367       139,946
                                                   -----------    ----------
    Net cash provided by operating activities         166,178       194,851
                                                   -----------    ----------
Cash flows from investing activities
 Purchase of model homes                           (5,673,205)   (3,581,825)
 Proceeds from sale of model homes                  4,229,601     1,257,880
 Proceeds from sale of land                         1,716,956             -
 Proceeds from sale of marketable securities                -       239,250
 Proceeds from note receivable of divested segment    212,500             -
 Capital expenditures                                    (264)       (3,883)
                                                   -----------    ----------
   Net cash provided by (used in)
        investing activities                          485,588    (2,088,578)
                                                   -----------    ----------
Cash flows from financing activities:
 Proceeds from mortgages payable                    2,322,710     1,390,220
 Principal payments on mortgages payable           (3,664,605)   (1,124,364)
 Deferred financing costs                            (174,364)      (38,541)
 Deferred offering costs                                    -       (53,829)
 Proceeds from stockholder loans                      385,000     1,150,000
 Proceeds from issuance of common stock                     -           700
 Preferred distribution                                     -       (15,000)
                                                   -----------   -----------
  Net cash (used in) provided by
       financing activities                        (1,131,259)    1,309,186
                                                   -----------   -----------
Net decrease in cash                                 (479,493)     (584,541)
Cash at beginning of period                           831,266       770,723
                                                   -----------   -----------
Cash at end of period                                $351,773    $  186,182
                                                   ===========   ===========
Supplemental disclosure of cash flow information:
                               Interest paid -       $916,114      $505,894

                            See accompanying notes.
                                      (5)


                              JJFN SERVICES, INC.
                                 AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1997
                                  (unaudited)

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

Note 2. Commitments & Contingencies

Model home purchase commitments

The Company has committed to acquire between 50-60 model homes at an approximate cost of $10-12 million. It is anticipated that this transaction will close prior to the end of February 1998. The closing is subject to completion of due diligence, receipt of satisfactory appraisals, formal documentation, and successful completion of financing.

Model home furnishings
The Company has committed to purchase and lease back between $3-5 million in model home furnishings to an existing client homebuilder. The closing is subject to completion of due diligence, formal documentation, and successful completion of financing.

Model home sales contracts
The Company has sale contracts pending on four (4) model homes. The aggregate sales price for the four homes is $887,000, and the aggregate purchase price is $894,083. In accordance with the lease provisions, the lessee will make-up any deficiency in the sales price.

Financing Activities
In order to finance its expansion, the Company conducts ongoing negotiations with financial institutions to raise funds through debt and / or equity, and is in various stages of negotiations relating to the following:

1) The Company is pursuing financing options in connection with a planned land acquisition described in the Real Estate Under Contract Commitments section of this note. The agreement is to acquire land having a fully-developed cost of $75,000,000-$85,000,000. However, there is an intent to increase the arrangement to $200,000,000 in net fully-developed costs. The financing options are as follows:
                                      (6)



a) The Company is exploring a syndicated bank loan and is evaluating preliminary term sheets received from potential lenders while conducting negotiations with other institutions.

b) The Company is evaluating a private placement of notes to be issued by a wholly-owned, special-purpose vehicle under Rule 144A and anticipates an investment grade rating on the notes.

2) The Company has entered into an agreement of mutual understanding with a major international insurance company whereby the parties have committed to proceed in accordance with the following:

a) The insurance company will provide a surety bond in connection with the planned financing transactions described in paragraph 1 above. Such facility will assure the timely payment of principal and interest on notes issued by a wholly-owned, bankruptcy-remote, special-purpose subsidiary of the Company.

b) The agreement is subject to the following conditions; (i) satisfactory completion of due diligence regarding the assets to be held in the Special Purpose Entity, (ii) the execution of bank or institutional financing, and
(iii) agreement to final wording of all related legal documentation.

3) The Company closed on a new $8,000,000 revolving credit facility in December 1997 with a Mid-Western financial institution. The Company utilized $4.3 million of the line to purchase eighteen (18) model homes located in the Northeast region of the United States, leaving $3.7 million available in the facility for future acquisitions.

4) The Company has entered into an agreement to consolidate three existing loans into one $15 million revolving credit facility with an existing financial institution. The consolidation will take place in January 1998 and will provide the Company with an additional $1,000,000 in loan facilities.


Real Estate Under Contract Commitments
The Company has executed a letter of intent with a major publicly traded homebuilder and real estate developer to acquire 4-5 tracts of land having a fully developed cost of $75,000,000 to $85,000,000. The agreement provides for a unit takedown schedule of finished lots over a period not to exceed 36 months. The Company intends to seek an increase in the letter of intent to approximately $200,000,000 in net fully-developed costs. The closing is subject to completion of due diligence, receipt of satisfactory appraisals, formal documentation, and successful completion of financing.

The Company has committed to purchase approximately $50,000,000 in land or land and development funding from one of its existing homebuilder clients.
The closing is subject to completion of due diligence, receipt of satisfactory appraisals, formal documentation, and successful completion of financing.









                                      (7)



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

The Company is engaged in three lines of business.

  1) The purchase and leaseback on a "triple net" basis of fully furnished model homes complete with options and upgrades to major publicly traded homebuilders and real estate developers.

  2) The real estate contract acquisition, development and sale program for major publicly traded homebuilders and real estate developers. The
     Company purchases the real estate, simultaneously enters into a bonded (not to exceed) development contract with the builder supported by a performance (completion) bond, who then develops the real estate. The builder purchases the finished lots from the Company on a scheduled basis usually not to exceed three (3) years.

  3) The purchase and leaseback of model home furnishings to major publicly traded homebuilders and real estate developers. This activity is anticipated to commence in February 1998.

Since its inception, the Company has purchased a total of 195 model homes and sold 50, resulting in a portfolio of 145 model homes owned at December 31, 1997. All of the Company's clients are major publicly traded homebuilders.

Since inception, the Company has entered into one land acquisition and development contract. On July 3, 1997, the developer elected to fully exercise its option to purchase the approximate 70-acre tract of land. The property was purchased from the Company for the sum of $8,591,956.

























                                      (8)


A summary of the operating results of JJFN Services, Inc. and subsidiary for the three months ended December 31, 1997, and December 31, 1996 are presented below.

                                          Three Months     Three Months
                                             Ended           Ended
                                          December 31     December 31
                                              1997      %     1996      %
                                          --------------------------------
Revenues:
  Lease revenue                           $ 811,917    22%   $407,936  24%
  Real estate option fees                         -     -%    263,486  16%
  Model home sales                        2,893,455    77%  1,018,890  60%
  Interest income                            28,911     1%      3,488   0%
                                          --------------------------------
   Total revenues                        $3,734,283   100%  1,693,800 100%

Costs and expenses:
  Interest expense                          472,859    13%    392,184  23%
  Cost of model home sales                2,790,894    75%    997,864  59%
  Corporate                                 289,669     7%    276,118  16%
                                          --------------------------------
  Total costs and expenses                3,553,422    95%  1,666,166  98%
                                          --------------------------------
Income before depreciation & amortization   180,861     5%     27,634   2%

Depreciation & amortization                 301,294     8%    149,178   9%
                                          --------------------------------
Net Loss from continuing operations       $(120,433)   (3%) $(121,544) (7%)
                                          ================================
Results of Operations:

Three Months Ended December 31, 1997 compared to December 31, 1996.

For the period from October 1, 1997 through December 31, 1997, the Company had revenues of $3,734,283 of which lease rentals on model homes totaled $811,917 and revenues from the sale of model homes were $2,893,455. Net loss for the period was $120,433. Depreciation and amortization for the quarter totaled $301,294 resulting in a positive cash income from operations of $180,861.

The Company's revenues from rental income increased approximately $404,000 (a 99% increase) during the three months ended December 31, 1997 as compared to the three months ended December 31, 1996. This increase is due to additional lease revenues generated from the purchase of $19,453,000 in model homes in the twelve months ended December 31, 1997.

The Company generated no real estate option fee revenues for the three months ended December 31, 1997. Real estate option fee revenues of $37,232 were generated for the prior year quarter end. The decrease was do to the exercise of the option to purchase resulting in the sale of a land parcel for $8,591,956 on July 3, 1997.

Corporate costs increased from $276,118 for the quarter ended December 31, 1996 to $289,669 for the quarter ended December 31, 1997, representing a 5% increase. Corporate costs as a percentage of total revenues decreased 9% for the three months ended December 31, 1997 compared to the prior year period.
                                      (9)


Six Months Ended December 31, 1997 compared to December 31, 1996.

For the period from July 1, 1997 through December 31, 1997, the Company had revenues of $14,506,370 of which lease rentals on model homes totaled $1,523,705, revenues from land sales totaled $8,591,956, revenues from the sale of model homes were $4,311,371, and revenues from option fees were $8,771. Net loss for the period was $276,189. Depreciation and amortization for the six months totaled $554,688 resulting in a positive cash income from operations of $278,499.

The Company's revenues from rental income increased approximately $789,000 (a 93% increase) during the six months ended December 31, 1997 as compared to the six months ended December 31, 1996. This increase is due to additional lease revenues generated from the purchase of $19,453,000 in model homes in the twelve months ended December 31, 1997.

Real Estate option fee revenues of $8,771 were generated from the real estate under contract program, versus $300,718 for the prior six month period. The decrease was do to the exercise of the option to purchase resulting in the sale of a land parcel for $8,591,956 on July 3, 1997.

Corporate costs increased from $422,589 for the six months ended December 31, 1996 to $579,695 (an increase of 37%) for the six months ended December 31, 1997. This increase was attributable to the selling, general and administrative costs associated with generating the increased revenue levels. Corporate costs as a percentage of total revenues decreased 14% for the six months ended December 31, 1997 compared to the prior year period.

Model Homes
Model homes on lease have increased to $30,214,036 at December 31, 1997 from $18,152,036 at December 31, 1996, an increase of 66%.

A breakdown of model home costs and units by state is as follows:

                  # Model Homes     Model Home     # Model Homes     Model Home
                     Owned at         Cost            Owned at         Cost
State               12/31/97        12/31/97         12/31/96        12/31/96
------------------------------------------------------------------------------

Florida                64         $ 12,898,340             73     $ 12,727,261

New Jersey             40            8,556,947              -                -

Colorado               18            3,786,644             15        3,262,778

Pennsylvania           10            2,230,500              -                -

Virginia                4              948,743              5        1,220,232

Texas                   5              910,481              1          204,477

North Carolina          4              882,381              3          737,288
                   -------        -------------        -------    ------------
Total                 145         $ 30,214,036             97     $ 18,152,036
                   =======        =============        =======    ============


                                      (10)

A breakdown of lease rental revenues by state is as follows:

                                 Lease Revenues    Lease Revenues
                                 From 10/1/97      From 10/1/96
State                            to 12/31/97       to 12/31/96
------------------------------------------------------------------------------
Florida                          $   378,558       $   245,190

New Jersey                           153,965                 -

Colorado                             123,404            97,886

Pennsylvania                          66,915                 -

Virginia                              35,290            36,607

Texas                                 27,314             6,134

North Carolina                        26,471            22,119
                                  -----------       -----------
Total                             $  811,917        $  407,936
                                  ===========       ===========
The average purchase price of model homes acquired by the Company since inception was approximately $202,000. For the quarter ended December 31, 1997, the Company has sold fifteen (15) model homes for total sales price of $2,893,455 less costs of sales of $2,790,894 for a net gain of $102,561.

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

These capital contributions, loans and offering have been adequate to permit the Registrant to carry on operations to date. However, in order to finance the expansion of operations over the coming fiscal year, additional funds must be raised through the issuance of debt or equity securities. To fill this need, the Registrant anticipates completing a securities offering of $10 million prior to the end of fiscal 1998. The net proceeds of this offering, together with new financing and existing cash of approximately $352,000, should enable the Company to finance its growing level of operations.

The Company has executed a letter of intent with a major publicly traded homebuilder and real estate developer to acquire 4-5 tracts of land having a fully developed cost of $75,000,000 to $85,000,000. The agreement provides for a unit takedown schedule of finished lots over a period not to exceed 36 months. The Company intends to seek an increase in the letter of intent to approximately $200,000,000 in net fully-developed costs. The closing is subject to completion of due diligence, receipt of satisfactory appraisals, formal documentation, and successful completion of financing.

The Company has committed to acquire between 50-60 model homes at an approximate cost of $10-12 million. It is anticipated that this transaction will close prior to the end of February 1998. The closing is subject to completion of due diligence, receipt of satisfactory appraisals, formal documentation, and successful completion of financing.
                                      (11)
The Registrant expects that it will be able to finance these transactions and others it currently is negotiating through available cash from the sources described above and from other secured bank loans. In addition, the Registrant is exploring the possibility of selling, either publicly or privately, securities backed by its model home inventory and real estate and development contracts. There can be no assurance, however, that any of the anticipated sources of funding will ultimately be available to the Registrant or that other financing will be available on acceptable terms.

Cash Flow - Six Months Ended December 31, 1997.

Net cash provided by operating activities comprised net loss of $276,189, offset by net adjustments for non-cash items of $406,175, plus a net change in other operating assets and liabilities of $36,192.

Net cash provided by investing activities comprised proceeds from land sales of $1,716,956 and $4,229,601 from sale of model homes, proceeds of $212,500 from note receivable of divested segment, offset by $5,673,205 in model home purchases and $264 in capital expenditures.

Net cash used in financing activities comprised principal payments on mortgages payable of $3,664,605 and deferred financing costs of $174,364, offset by proceeds from mortgages payable of $2,322,710 and proceeds from stockholder loans of $385,000.


Trends in Operations

The Registrant's operations are continuing to grow at a rapid rate. Such growth has resulted from the ongoing acquisition of model homes under lease and from the implementation of the Company's land acquisition and contract development program. Both programs have generated significant interest from national home builders and real estate developers. The Company's successful implementation of these programs has led to increased credit facilities.

For the quarter ended December 31, 1997, purchases of model homes totaled approximately $5,300,000, increasing total model homes on lease at December 31, 1997 to over $30,200,000. Monthly lease rental revenues on these assets will be in excess of $302,000 per month.

Forward Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the
Securities Exchange Act of 1934, as amended (the "Exchange Act") concerning the Company's operations, economic performance and financial conditions, including, in particular, the likelihood of the Company's success in developing and bringing to market the products which it currently has under development, as well as procuring the necessary financing to acquire these products. These statements are based upon a number of assumptions and estimates which are inherently subject to significant uncertainties, and contingencies, many of which are beyond the control of the Company and reflect future business decisions which are subject to change. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect the Company's results. Consequently, actual results will vary from the statements contained herein and such variance may be material. Prospective investors should not place undue reliance on this information.
                                      (12)


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

On December 4, 1997 the Board of Directors accepted the resignation of Janice Rufo as a Director. She stated that the resignation was not being tendered by reason of any disagreement with the Company relating to the Company's operations, policies or practices.


















































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


                                           JJFN SERVICES, INC.



                                             By: /s/John P. Kushay
                                             John P. Kushay, Treasurer
                                             Chief  Financial Officer and
                                             Chief Accounting Officer

      (Duly Authorized Officer)
Date:   January 13, 1998






































                                      (14)


                        JJFN Services, Inc. - Form 10-Q
            Six Months ended December 31, 1997 and December 31, 1996

                                   Exhibit 11

                                         Six Months    Six Months
                                           Ended         Ended
                                         December 31,  December 31,
                                            1997          1996
                                        ------------  ------------

Basic

Net income (loss)                       $ (276,189)   $  54,905
                                        ------------  ------------
Income(loss) applicable
  to common shareholders                  (276,189)      49,905
                                        ============  ============
Weighted average number of common        16,813,085    16,443,142
  shares outstanding
                                        ------------  ------------
Income (loss) per common share                (0.02)         0.00
                                        ============  ============

Diluted income (loss) per common share has not been presented because the effect of such calculation will be anti-dilutive.
































                                      (15)