Form 10-Q
period 1998-03-31
JJFN SERVICES INC
filed 1998-04-09
CIK 1009416

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1998

[   ]    TRANSITION REPORT UNDER SECTION 10 OR 15(d) OF THE EXCHANGE
         ACT OF 1934

Commission File Number 0-28168

                              JJFN Services, Inc.
             (Exact name of Registrant as specified in its charter)

      Delaware                                11-3289981
   (State or other jurisdiction           (I.R.S. Identification Number)
    of incorporation or organization)

        2500 Military Trail North, Suite 260, Boca Raton, Florida  33431-6306
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

                 Outstanding Equity Securities at April 9, 1998

Class of Securities                     Outstanding Shares

Common Stock,   $.001 par value,         17,012,005 shares

Preferred Stock, $.01 par value,            400,000 shares












                              JJFN SERVICES, INC.

                                     INDEX


                        Part I.    FINANCIAL INFORMATION

Item 1.  Financial Statements                                     Page Number

         Condensed Consolidated Balance Sheets as of                       3
         March 31, 1998 (unaudited) and June 30, 1997.

         Condensed Consolidated Statements of Operations                   4
         for the three months and nine months ended March 31, 1998, and the three months and nine months ended March 31, 1997. (unaudited)

         Condensed Consolidated Statements of Cash Flows                   5
         for the nine months ended March 31, 1998, and the nine months ended March 31, 1997
         (unaudited)

         Notes to Condensed Consolidated Financial Statements            6-8
         (unaudited)

Item 2.  Management's Discussion and Analysis of Financial              9-14
         Condition and Results of Operations.

                         Part II.    OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

              No reports on Form 8-K were filed for the three months ended March 31, 1998.

         Signatures                                                       15

         Index of Exhibits                                                16























                              JJFN SERVICES, INC.
                                AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   (Unaudited)
                                                   March 31         June 30
                                  ASSETS             1998             1997
                                                   -----------     -----------
Revenue producing assets:
 Model homes on lease                              $34,758,659     $21,409,249
 Less: accumulated depreciation                       (810,229)       (484,176)
                                                   -----------     -----------
 Model homes on lease, net                          33,948,430      20,925,073

 Real estate under contract for development & sale           -       8,591,956
                                                   -----------     -----------
   Total revenue producing assets                   33,948,430      29,517,029
                                                   -----------     -----------
Other assets:
 Cash                                                  764,206         831,266
 Net assets realizable on divestiture                1,100,000       1,312,500
 Deferred charges and other assets                     709,025         769,500
                                                   -----------     -----------
   Total other assets                                2,573,231       2,913,266
                                                   -----------     -----------
   Total assets                                    $36,521,661     $32,430,295
                                                   ===========     ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Mortgages payable                                 $27,089,873     $22,632,465
 Notes payable                                       1,025,907       1,025,907
 Accounts payable & accrued expenses                   347,268         467,214
 Unearned rental revenue                               347,586         215,343
                                                   -----------     -----------
    Total liabilities                               28,810,634      24,340,929
                                                   -----------     -----------

Stockholders' equity:
 Convertible preferred stock, $.01 par value
  25,000,000 shares authorized
   400,000 shares issued and outstanding                 4,000           4,000
 Common stock, $.001 par value
  50,000,000 shares authorized
  17,012,005/16,811,990 shares issued and outstanding   17,012          16,812
 Additional paid-in capital                          8,346,552       8,296,049
 Accumulated deficit                                  (656,537)       (227,495)
                                                   -----------     -----------
   Total stockholders' equity                        7,711,027       8,089,366
                                                   -----------     -----------
   Total liabilities and stockholders' equity      $36,521,661     $32,430,295
                                                   ===========     ===========

                            See accompanying notes.
                                      (3)



                              JJFN SERVICES, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             Three Months and Nine Months Ended March 31, 1998 and
               Three Months and Nine Months Ended March 31, 1997
                                (Unaudited)

                                  Three Months Ended        Nine Months Ended
                                       March 31,               March 31,
                                   1998        1997         1998        1997
                                 ---------   ----------  ----------   ----------
Revenues:
  Lease revenue                $   883,490   $ 610,492  $ 2,407,195  $1,399,377
  Real Estate option fees                -     257,759        8,771     558,477
  Model Home sales               2,536,886     633,207    6,848,257   1,916,376
  Land sales                             -           -    8,591,956           -
  Interest Income                   29,037      60,137       99,604      72,713
                                 ---------   ----------  ----------   ----------
  Total Revenues                 3,449,413   1,561,595   17,955,783   3,946,943
                                 ---------   ----------  ----------   ----------
Costs and expenses:
  Interest expense                 529,282     493,970    1,422,643   1,094,959
  Cost of model homes sold       2,459,922     608,709    6,622,781   1,865,186
  Land sales                             -           -    8,591,956           -
  Corporate                        297,778     353,142      877,473     775,731
                                 ---------   ----------  ----------   ----------
  Total Operating Expenses       3,286,982   1,455,821   17,514,853   3,735,876
                                 ---------   ----------  ----------   ----------
Income from continuing operations  162,431     105,774      440,930     211,067
 before depreciation & amortization

  Depreciation and amortization    315,284     203,375      869,972     484,196
                                 ---------   ----------  ----------   ----------
Loss from continuing operations   (152,853)    (97,601)    (429,042)   (273,129)

Loss from divested operations            -           -            -    ( 54,444)
Gain on disposal of divested             -           -            -     284,876
  operations
                                 ---------   ----------  ----------   ----------
Net loss                          (152,853)    (97,601)    (429,042)    (42,697)
                                 ---------   ----------  ----------   ----------
Preferred stock distribution             -           -                    5,000
                                 ---------   ----------  ----------   ----------
Loss applicable
  common shareholders            $(152,853)  $ (97,601)   $(429,042)  $ (47,697)
                                 ==========  ==========   ==========  ==========


Earnings (Loss) per share data:
  Continuing operations          $   (.01)   $    (.01)   $   (.03)   $    (.02)
  Divested operations                 .00          .00         .00          .01
                                 ---------   ----------  ----------   ----------
  Net loss                       $   (.01)        (.01)   $   (.03)   $    (.01)
                                 ==========  ==========   ==========  ==========

Weighted average number          17,012,005  16,659,990   16,878,423  16,514,370
 of shares
                                      (4)
                      JJFN SERVICES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              Nine Months Ended March 31, 1998 and March 31, 1997
                                  (Unaudited)
                                                  Nine Months    Nine Months
                                                     Ended          Ended
                                                    3/31/98        3/31/97
                                                   -----------    ----------
Net loss                                            $(429,042)   $  (42,697)
                                                   -----------    ----------
Adjustments to reconcile net loss to net cash
 provided by operating activities:
 Amortization expense                                 332,150       171,254
 Depreciation expense                                 537,822       312,941
 Gain on sale of model homes                         (225,476)      (51,190)
 Gain on disposal of divested operations                    -      (284,876)
 Changes in assets and liabilities:
   Decrease in miscellaneous assets                    30,308        98,436
   Increase(decrease) in accounts payable/accrued exp (69,243)      270,506
   Increase in unearned rental revenue                132,243       148,211
   (Increase)decrease in net operating assets of
      divested segment                                      -      (195,556)
                                                   -----------    ----------
    Total adjustments                                 737,804       469,726
                                                   -----------    ----------
    Net cash provided by operating activities         308,762       427,029
                                                   -----------    ----------
Cash flows from investing activities
 Purchase of model homes                           (6,935,357)   (4,056,630)
 Proceeds from sale of model homes                  6,777,273     1,850,970
 Proceeds from sale of land                         1,716,956             -
 Proceeds from sale of marketable securities                -       239,250
 Proceeds from note receivable of divested segment    212,500             -
 Capital expenditures                                    (606)      (23,643)
                                                   -----------    ----------
   Net cash provided by (used in)
        investing activities                        1,770,766    (1,990,053)
                                                   -----------    ----------
Cash flows from financing activities:
 Proceeds from mortgages payable                    3,929,929     1,450,288
 Principal payments on mortgages payable           (5,819,530)   (1,679,493)
 Deferred financing costs                            (256,987)      (63,857)
 Deferred offering costs                                    -       (53,829)
 Proceeds from stockholder loans                            -     1,455,000
 Proceeds from issuance of common stock                     -           700
 Preferred distribution                                     -       (15,000)
                                                   -----------   -----------
  Net cash (used in) provided by
       financing activities                        (2,146,588)    1,093,809
                                                   -----------   -----------
Net decrease in cash                                  (67,060)     (469,215)
Cash at beginning of period                           831,266       770,723
                                                   -----------   -----------
Cash at end of period                                $764,206    $  301,508
                                                   ===========   ===========
Supplemental disclosure of cash flow information:
                               Interest paid -     $1,417,368      $973,944

                            See accompanying notes.
                                      (5)


                              JJFN SERVICES, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1998
                                  (unaudited)

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

Note 2. Bankruptcy-Remote Special Purpose Subsidiary

During 1997, the Company formed Model Funding I, LLC ("MFI"), a wholly-owned bankruptcy remote special purpose subsidiary. MFI was formed for the exclusive purpose of acquiring model homes and leasing them back to a single major real estate developer and homebuilder until such time as they are sold to third parties.

On March 31, 1998, MFI acquired twenty-nine (29) model homes from the homebuilder for an aggregate purchase price of $7,091,507. Simultaneously, MFI closed on a $10,000,000 revolving credit facility with a New England financial institution (a financial services subsidiary of a major U.S. industrial corporation) and utilized $5.8 million of the facility to finance the acquisition. The balance necessary to effect the purchase ($1,200,000) was provided by the Company on a subordinated basis as required by the loan agreements. The interest on the loan is based on 2 year treasuries plus a premium fixed at closing.

MFI and the financial institution have mutually agreed to increase the credit facility up to $20 million for this homebuilder as additional model homes are acquired. The loan agreements impose severe restrictions applicable only to MFI. These restrictions are not applicable to the Company. The restrictive covenants impose limits on the following: (a) employees, (b) operating costs,
(c) asset acquisitions, (c) a single lessee, (d) minimum dollar value of lease payments, (e) incurring additional debt without prior approval, and
(f) transaction duration.

Due to the limited nature and short life of MFI's business and the restrictive covenants of the loan documents, MFI has elected not to depreciate the model homes acquired.


                                      (6)



Note 3. Commitments & Contingencies

Model home purchase commitments

The Company has committed to acquire model homes at an approximate cost of $3-5 million from an existing client. It is anticipated that this transaction will close prior to the end of May 1998. The closing is subject to completion of due diligence, receipt of satisfactory appraisals, formal documentation, and successful completion of financing, for which it has received an oral commitment.

Model home furnishings
The Company has committed to purchase and lease back approximately $3 million in model home furnishings to an existing client homebuilder. The closing is subject to completion of due diligence, formal documentation, and successful completion of financing for which it has received an oral commitment.

Model home sales contracts
The Company has sale contracts pending on seven (7) model homes. The aggregate sales price for the seven homes is $1,362,000, and the aggregate purchase price is $1,323,000.

Financing Activities
In order to finance its expansion, the Company conducts ongoing negotiations with financial institutions to raise funds through debt and/or equity, and is in various stages of negotiations relating to the following:

1) The Company is pursuing financing options in connection with a planned land acquisition described in the Real Estate Under Contract Commitments section of this note. The agreement is to acquire land having a fully-developed cost of $102,800,000 with a maximum outstanding balance of $75,000,000-$85,000,000 based on anticipated option takedowns. However, there is an intent to increase the arrangement to $200,000,000 in net fully-developed costs. The financing options are as follows:

a) The Company is exploring a syndicated bank loan and is evaluating indicative term sheets received from potential lenders while conducting negotiations with other institutions.

b) The Company is evaluating a private placement of notes to be issued by a wholly-owned, special-purpose vehicle under Rule 144A and anticipates an investment grade rating on the notes.

2) The Company has entered into an agreement of mutual understanding with a major international insurance company whereby the parties have committed to proceed in accordance with the following:

a) The insurance company will provide an "Insurance Surety Bond" in connection with the planned financing transactions described in paragraph 1 above. The bond will assure the timely payment of principal and interest on notes issued by the non-consolidated wholly-owned, bankruptcy-remote, special-purpose subsidiary of the Company.

b) The agreement is subject to the following conditions; (i) satisfactory completion of due diligence regarding the assets to be held in the Special Purpose Entity, (ii) the execution of bank or institutional financing, and
(iii) agreement to final wording of all related legal documentation.

                                      (7)
3) The Company's subsidiary, Model Funding I, LLC, closed on a new $10,000,000 revolving credit facility in March 1998 with a New England based financial institution. Model Funding I, LLC utilized $5.8 million of the line to purchase twenty-nine (29) model homes located in the Northeast region of the United States. The $4.2 million remains available for future model home acquisitions by MFI or other Special Purpose Entities or the Company. The Company has a mutual understanding with the financial institution to increase the aggregate credit facility to $25,000,000 as additional model homes are acquired.

The Company closed on a new $1.2 million credit facility in March 1998 with a South-East financial institution, which it utilized to finance four (4) model homes previously purchased in December 1997 for cash. The cost of funds is based on 2 Year Treasuries plus a premium fixed at closing. Approximately $225,000 is still available under this facility. The lender has agreed to increase the facility on a "as needed" basis.

Surety / Insurance Activities
The Company has received a commitment from a "AA" rated U.S. subsidiary of a major international insurer to issue a Lease Bond in the amount of $132,000,000 in conjunction with the pending acquisition of model homes from a major U.S. homebuilder. The Lease Bond insures the timely payment by the lessee of the lease payments. In the event of default by the lessee, the surety has an obligation to continue to make the lease payments. At its sole option, the surety may acquire the model homes at the Company's original cash closing purchase price thereby terminating its obligation to make additional lease payments. The Company negotiates the premium for the surety bonds on a case by case basis.

The Company has received a commitment from a "BBB" rated major domestic based insurer to issue a Lease Bond in the amount of $7,300,000. The Company intends to utilize this commitment in its fourth fiscal quarter for model homes previously acquired or to be acquired. The Lease Bond insures the timely payment by the lessee of the lease payments. In the event of default by the lessee, the surety has an obligation to continue to make the lease payments. The Company negotiates the premium for the surety bonds on a case by case basis.

The intent of these types of arrangements is to reduce cost of funds and thereby increase profitability. The agreements are subject to the following conditions; (i) satisfactory completion of due diligence regarding the assets to be acquired , (ii) the execution of bank or institutional financing, and
(iii) agreement to final wording of all related legal documentation.

Real Estate Under Contract Commitments
The Company has executed a letter of intent with a major publicly traded homebuilder and real estate developer to acquire 4-5 tracts of land having a fully developed cost of $102,800,000 a with maximum outstanding balance of $75,000,000 to $85,000,000 based on anticipated option takedowns. The agreement provides for a unit takedown schedule of finished lots over a period not to exceed 36 months. The Company intends to seek an increase in the letter of intent to approximately $200,000,000 in net fully-developed costs. The closing is subject to completion of due diligence, receipt of satisfactory appraisals, formal documentation, and successful completion of financing.

The Company has committed to purchase land and provide development funding of approximately $50,000,000 for one of its existing homebuilder clients. The closing is subject to completion of due diligence, receipt of satisfactory appraisals, formal documentation, and successful completion of financing.
                                      (8)

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


Since its inception, the Company and its special purpose bankruptcy remote subsidiary have purchased a total of 224 model homes and sold 64, resulting in a portfolio of 160 model homes owned at March 31, 1998. All of the Company's clients are major publicly traded homebuilders. The following is a summary of model home purchases and sales by year since inception:

  Fiscal        Units          Amount          Units      Cost of Model
Year Ended     Purchased      Purchased        Sold        Homes Sold
----------     ---------      -----------      ----       ------------
  6/30/96         61          $11,836,729        3        $   503,165
  6/30/97         75           14,512,772       23          4,437,087
  6/30/98 (1)     59           13,010,869       38          6,752,966
  6/30/98 (2)     29            7,091,507        -                  -
               ---------      -----------      ----       ------------
                 224          $46,451,877       64        $11,693,218
               ---------      -----------      ----       ------------

Model Homes on Lease at March 31, 1998    -    160        $34,758,659

(1) JJFN Services, Inc. - Nine months ended March 31, 1998.
(2) Model Funding I, LLC - Month ended March 31, 1998.


Since inception, the Company has entered into one land acquisition and development contract. On July 3, 1997, the developer elected to fully exercise its option to purchase the approximate 70-acre tract of land. The property was purchased from the Company for the sum of $8,591,956.







                                      (9)


A summary of the operating results of JJFN Services, Inc. and subsidiaries for the three months ended March 31, 1998, and March 31, 1997 are presented below.


                                          Three Months     Three Months
                                             Ended           Ended
                                            March 31        March 31
                                              1998      %     1997      %
                                          --------------------------------
Revenues:
  Lease revenue                           $ 883,490    25%   $610,492  39%
  Real estate option fees                         -     -%    257,759  16%
  Model home sales                        2,536,886    74%    633,207  41%
  Interest income                            29,037     1%     60,137   4%
                                          --------------------------------
   Total revenues                        $3,449,413   100%  1,561,595 100%

Costs and expenses:
  Interest expense                          529,282    15%    493,970  32%
  Cost of model home sales                2,459,922    71%    608,709  39%
  Corporate                                 297,778     9%    353,142  22%
                                          --------------------------------
  Total costs and expenses                3,286,982    95%  1,455,821  93%
                                          --------------------------------
Income before depreciation & amortization   162,431     5%    105,774   7%

Depreciation & amortization                 315,284     9%    203,375  13%
                                          --------------------------------
Loss from continuing operations           $(152,853)   (4%) $ (97,601) (6%)
                                          ================================
Results of Operations:

Three Months Ended March 31, 1998 compared to March 31, 1997.

For the period from January 1, 1998 through March 31, 1998, the Company had revenues of $3,449,413 of which lease rentals on model homes totaled $883,490 and revenues from the sale of model homes were $2,536,886. Net loss for the period was $152,853. Depreciation and amortization for the quarter totaled $315,284 resulting in income from operations before depreciation and amortization of $162,431.

The Company's revenues from rental income increased approximately $273,000 (a 44% increase) during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This increase is due to additional lease revenues generated from the purchase of $21,776,000 in model homes in the twelve months ended March 31, 1998.

The Company generated no real estate option fee revenues for the three months ended March 31, 1998. Real estate option fee revenues of $257,759 were generated for the prior year quarter end. The decrease was due to the exercise of the client's option to purchase resulting in the sale of a land parcel for $8,591,956 on July 3, 1997.

Corporate costs decreased from $353,142 for the quarter ended March 31, 1997 to $297,778 for the quarter ended March 31, 1998, representing a 16% decrease. The decrease was primarily due to a reduction in personnel. Corporate costs as a percentage of total revenues decreased 13% for the three months ended March 31, 1998 compared to the prior year period.
                                      (10)


A summary of the operating results of JJFN Services, Inc. and subsidiaries for the nine months ended March 31, 1998, and March 31, 1997 are presented below.


                                           Nine Months     Nine Months
                                             Ended           Ended
                                            March 31        March 31
                                              1998      %     1997      %
                                          --------------------------------
Revenues:
  Lease revenue                         $ 2,407,195    13% $1,399,377  36%
  Real estate option fees                     8,771     -%    558,477  14%
  Model home sales                        6,848,257    38%  1,916,376  48%
  Land sales                              8,591,956    48%          -
  Interest income                            99,604     1%     72,713   2%
                                          --------------------------------
   Total revenues                        17,955,783   100%  3,946,943 100%

Costs and expenses:
  Interest expense                        1,422,643     8%  1,094,959  28%
  Cost of model home sales                6,622,781    37%  1,865,186  47%
  Land sales                              8,591,956    47%          -   -%
  Corporate                                 877,473     5%    775,731  20%
                                          --------------------------------
  Total costs and expenses                3,286,982    97%  3,735,876  95%
                                          --------------------------------
Income before depreciation & amortization   440,930     3%    211,067   5%

Depreciation & amortization                 869,972     5%    484,196  12%
                                          --------------------------------
Loss from continuing operations           $(429,042)   (2%) $(273,129) (7%)
                                          ================================


Results of Operations:

Nine Months Ended March 31, 1998 compared to March 31, 1997.

For the period from July 1, 1997 through March 31, 1998, the Company had revenues of $17,955,783 of which lease rentals on model homes totaled $2,407,195, revenues from land sales totaled $8,591,956, revenues from the sale of model homes were $6,848,257, and revenues from option fees were $8,771. Net loss for the period was $429,042. Depreciation and amortization for the quarter totaled $869,972 resulting in income from operations before depreciation and amortization of $440,930.

The Company's revenues from rental income increased approximately $1,008,000 (a 72% increase) during the nine months ended March 31, 1998 as compared to the nine months ended March 31, 1997. This increase is due to additional lease revenues generated from the purchase of $21,776,000 in model homes in the twelve months ended March 31, 1998.

Real Estate option fee revenues of $8,771 were generated from the real estate under contract program, versus $558,477 for the prior nine month period. The decrease was due to the exercise of the client's option to purchase resulting in the sale of a land parcel for $8,591,956 on July 3, 1997.

                                      (11)

Corporate costs increased from $775,731 for the nine months ended March 31, 1997 to $877,473 (an increase of 13%) for the nine months ended March 31, 1998. This increase was attributable to the selling, general and administrative costs associated with generating the increased revenue levels. Corporate costs as a percentage of total revenues decreased 14% for the nine months ended March 31, 1998 compared to the prior year period.

Model Homes
Model homes on lease have increased to $34,758,659 at March 31, 1998 from $22,342,583 at March 31, 1997, an increase of 56%.

A breakdown of model home costs and units by state is as follows:

                  # Model Homes     Model Home     # Model Homes     Model Home
                     Owned at         Cost            Owned at         Cost
State                3/31/98         3/31/98          3/31/97         3/31/97
------------------------------------------------------------------------------

Florida                55         $ 11,330,359             77     $ 13,822,857
New Jersey             54           12,224,844              -                -
Colorado               18            3,786,644             18        3,799,355
Pennsylvania           22            5,063,979              -                -
Virginia                3              724,327              6        1,495,847
Texas                   4              746,124              5          910,481
North Carolina          4              882,382              3          737,288
Georgia                 -                    -              5        1,576,755
                   -------        -------------        -------    ------------
Total                 160         $ 34,758,659            114     $ 22,342,583
                   =======        =============        =======    ============

A breakdown of lease rental revenues by state is as follows:

                                 Lease Revenues    Lease Revenues
                                  From 1/1/98       From 1/1/97
State                             to 3/31/98        to 3/31/97
------------------------------------------------------------------------------
Florida                          $   375,569       $   413,851
New Jersey                           249,720                 -
Colorado                             113,599           109,480
Pennsylvania                          66,915                 -
Virginia                              23,902            42,297
Texas                                 27,314            20,710
North Carolina                        26,471            22,119
Georgia                                    -             2,035
                                  -----------       -----------
Total                             $  883,490        $  610,492
                                  ===========       ===========

The average purchase price of model homes acquired by the Company since inception was approximately $207,000. For the quarter ended March 31, 1998, the Company sold fourteen (14) model homes for total sales price of $2,536,886 less costs of sales of $2,459,922 for a net gain of $76,964.





                                      (12)


Liquidity and Capital Resources

The Company's principal business, leasing of model homes and real estate under contract, is a capital-intensive operation requiring constant infusions of cash as the number and size of transactions in which the Company is involved increases. To date, this business has been financed by capital contributed, loans made by shareholders, and secured loans from banks.


These capital contributions and loans have been adequate to permit the Company to carry on operations to date. However, in order to finance the expansion of operations over the coming fiscal year, additional funds must be raised through the issuance of debt or equity securities. To fill this need, the Company anticipates completing a securities offering of $10 million prior to the end of fiscal 1998. The net proceeds of this offering, together with existing credit facilities as well as new facilities on an "as needed" basis coupled with existing cash of approximately $764,000, should enable the Company to finance its growing level of operations. (See Financing Activities for additional information.)

The Company has executed a letter of intent with a major publicly traded homebuilder and real estate developer to acquire 4-5 tracts of land having a fully developed cost of $102,800,000 a with maximum outstanding balance of $75,000,000 to $85,000,000 based on anticipated option takedowns. The agreement provides for a unit takedown schedule of finished lots over a period not to exceed 36 months. The Company intends to seek an increase in the letter of intent to approximately $200,000,000 in net fully-developed costs. The closing is subject to completion of due diligence, receipt of satisfactory

The Company has committed to acquire model homes at an approximate cost of $3-5 million from an existing client. It is anticipated that this transaction will close prior to the end of May 1998. The closing is subject to completion of due diligence, receipt of satisfactory appraisals, formal documentation, and successful completion of financing, for which it has received an oral commitment.

The Company expects that it will be able to finance these transactions and others currently under negotiation through available cash from the sources described above and from other secured bank loans. In addition, the Company is exploring the possibility of selling, either publicly or privately, securities backed by its model home inventory and real estate and development contracts supported by surety bonds. There can be no assurance, however, that any of the anticipated sources of funding will ultimately be available to the Company or that other financing will be available on acceptable terms or that customers will consummate the transactions contemplated.

Cash Flow - Nine Months Ended March 31, 1998.

Net cash provided by operating activities comprised net loss of $429,042, offset by net adjustments for non-cash items of $644,496, plus a net change in other operating assets and liabilities of $93,308.

Net cash provided by investing activities comprised proceeds from land sales of $1,716,956 and $6,777,273 from sale of model homes, proceeds of $212,500 from note receivable of divested segment, offset by $6,935,357 in model home purchases and $606 in capital expenditures.

                                      (13)


Net cash used in financing activities comprised principal payments on mortgages payable of $5,819,530 and deferred financing costs of $256,987, offset by proceeds from mortgages payable of $3,929,929.

Trends in Operations

The Registrant's operations continue to grow at an accelerated rate. Such growth has resulted from the ongoing acquisition of model homes under lease and from the implementation of the Company's land acquisition and contract development program. Both programs have generated significant interest from national home builders and real estate developers. The Company's successful implementation of these programs has led to increased credit facilities.

For the quarter ended March 31, 1998, purchases of model homes totaled approximately $7,100,000, increasing total model homes on lease at March
31, 1998 to over $34,750,000. Monthly lease rental revenues on these assets are in excess of $347,500 per month.


Market Value of Company's Securities

The market value of the Company's securities continues to decline despite the performance of the Company.

The Company is exploring the following among other options:

  1) Stock buyback program.

  2) Retention of a financial public relations firm.

  3) Retain investment bankers to explore all options to enhance shareholder value.

  4) Apply for listing on a National or Regional stock exchange.

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


                                           JJFN SERVICES, INC.



                                             By: /s/John P. Kushay
                                             John P. Kushay, Treasurer
                                             Chief  Financial Officer and
                                             Chief Accounting Officer

      (Duly Authorized Officer)
Date:   April 9, 1998






































                                      (15)



                               Index of Exhibits

Exhibit No.                                                                Page

   11         Computation of earnings per share. (filed herewith)           17

   12         Schedule Identifying Documents Omitted (filed herewith)       18

   27         Financial Data Schedule (filed herewith)

   30.1       Employment Agreement with David Miller
              dated as of July 30, 1997 (filed herewith)

   30.2       Employment Agreement with John Kushay
              dated as of January 1, 1998  (filed herewith)









































                                      (16)



                        JJFN Services, Inc. - Form 10-Q
              Nine Months ended March 31, 1998 and March 31, 1997

                                   Exhibit 11

                                         Nine Months    Nine Months
                                           Ended         Ended
                                          March 31,     March 31,
                                            1998          1997
                                        ------------  ------------

Basic

Net loss                                $ (429,042)   $ (42,697)
                                        ------------  ------------
Loss applicable
  to common shareholders                  (429,042)     (47,697)
                                        ============  ============
Weighted average number of common        16,878,423    16,514,370
  shares outstanding
                                        ------------  ------------
Loss per common share                         (0.03)        (0.01)
                                        ============  ============

Diluted loss per common share has not been presented because the effect of such calculation would be anti-dilutive.





































                                      (17)

EXHIBIT 12: For the quarterly report of Form 10Q for the quarter ended March 31, 1998


Schedule identifying documents omitted.

1. Loan and Security Agreement dated March 26, 1998 between JJFN Services, Inc. as borrower and North East Financial Institution as lender.

2. Loan and Security Agreement dated March 31, 1998 between Model Funding I, LLC as borrower and New England Financial Institution as lender dated March 31, 1998 and JJFN services, Inc. as Guarantor.

There are no material differences in the new Loan and Security Agreements.











































                                      (18)


Exhibit 30.1

        AGREEMENT made as of the 30th day of July, 1997 between JJFN Services, Inc. a Delaware corporation, with principal offices 2500 Military Trail North, Suite 260, Boca Raton, Florida 33431 (hereinafter referred to as the Company), and David Miller, residing at 3565 NW 61st Circle, Boca Raton, Florida 33496 (hereinafter referred to as the Employee).

        W I T N E S E T H:

WHEREAS, the Employee shall be employed by the Company as Chairman and

WHEREAS, the Employee has the requisite experience, background and skill and is willing to formalize his relationship with the Company on the terms and subject to the conditions herein contained.

NOW, THEREFORE, in consideration of the premises and mutual covenants herein contained, the parties hereby agree as follows:

1. Recitals confirmed. All of the recitals hereinabove stated are confirmed by all of the parties hereto as being in all respects true and correct and the same are hereby incorporated herein by reference into this agreement (the Agreement).

2. Employment. The Company hereby confirms its employment of the Employee and the Employee hereby confirms his employment by the Company as the Chairman of the Company. The Employee shall, in the performance of his duties, be at all times subject to the direction, supervision and authority of the Company's Board of Directors.

3. No Breach of Obligation. The Employee represents and warrants to the Company that he has the requisite skill and experience and is ready, willing and able to perform those duties attendant to the position for which he is retained or which may be assigned to him; and that his entry into this Agreement with the Company does not constitute a breach of any prior agreement between the Employee and any person, firm or corporation or contain any restriction or impediment to the ability of the Employee to perform those duties for which he was hired or which may be assigned to or reasonably expected of him. The Company acknowledges that the Employee has other business interest.

4. Services. During the full term of this Agreement, the Employee shall perform to the best of his ability the following services and duties, the following being included by way of example and not by way of limitation:

(a) the Employee shall have the responsibility to raise equity capital for the company, both in the private and public sector. This will be an ongoing responsibility each year of the contract;

(b) the Employee will be responsible for the production of and timely distribution of all public reporting required of the Company with respect to financial data:

(c) the Employee shall consult with and advise the other officers and employees of the Company, either orally, or, at the request of the Company, in writing, with respect to such matters as the Board of Directors shall be requested from time to time, relating to the management and operations of the Company, sales, marketing and the institution of programs and systems designed to increase the efficiency of the Company's business and overall management and operation of the Company.

5. Exclusivity. The Employee agrees that during the term of this Agreement he will impart and devote up to seventy-five percent (75%) of his time, energy, skill and attention to the performance of his duties hereunder. This Paragraph shall not exclude the Employee from serving as an executive officer and/or serving on the Board of Directors of another company or companies that are not engaged in similar business venture, not in direct competition with the Company or subsidiaries if such investments shall be of a passive nature or shall be in securities of a publicly owned entity.

6. Place of Performance. The Employee agrees to perform his duties hereunder at the offices of the Company in Boca Raton, Florida, and agrees, to the extent that it shall be determined necessary and advisably in the sole discretion of the Company's Board of Directors to travel to any place in the United States where his presence is or may reasonably be temporarily required for the performance of his duties hereunder.

7. Compensation. The Company hereby agrees to compensate the Employee and the Employee hereby accepts for the performance of the services by the Employee and duties required by the Employee under Paragraph 3 hereof and his other obligations hereunder as follows:

(a) Salary. Subject to review and upward adjustment from time to time by the Board of Directors, the Company shall pay to the Employee an annual salary at the rate of Two Hundred and Twenty-five Thousand Dollars ($225,000) for the period ending December 31, 1997 of the term of this Agreement. Commencing January 1,1998 through the tenth year, the Employee's fee shall increase ten percent (10%) per year. Such fee shall be payable no later than monthly or earlier in accordance with the regular payroll practice of the Company;

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

(d) Vacation and Automobile. The Employee shall be entitled to the use of any automobile and vacations as provided in Paragraph 11 of this Agreement.

(e) Disability. The Company shall furnish the Employee with the disability benefits provided in Paragraph 13 of this Agreement;

(f) Severance. The Company shall pay Employee the severance compensation enumerated in Paragraph 15(e) of this Agreement;

8. Representation and Warranties of the Employee. By virtue of this execution hereof, and in order to induce the Company to enter into this Agreement. The Employee hereby represents and warrants as follows:

(a) The Employee is not presently actively engaged in any business, employment or venture which is or may be in conflict with the business of the Company;

(b) The Employee has full power and authority to enter into this Agreement and to otherwise perform this Agreement in the time and manner contemplated; and

(c) The Employee's compliance with the terms and conditions of this Agreement in the time and manner contemplated herein will not conflict with any instrument or agreement pertaining to the transaction contemplated herein, and will not conflict in, result in a breach of, or constitute a default under any instrument to which he is a party.

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

10.     Expenses, Accommodations, Insurance, Medical Benefits, and etc.

(a) The Company and the Employee hereby agree and consent that during the term of this Agreement, the Company shall furnish the Employee with an executive secretary, office accommodations and such memberships as shall be suitable to the character of his position and adequate for and reasonably designed to enhance the performance of his duties. The Company and the Employee further agree that the Employee shall receive reimbursement, for all expenses incurred by the Employee in connection with the performance of his duties hereunder subject to compliance with the Company's procedures; and the Company shall pay to the Employee directly or reimburse the Employee for all other reasonable, necessary and proven expenses and disbursements incurred by the Employee for and on behalf of the Company in the performance of the Employee's duties during the term of this Agreement;

(b) The Employee agrees and consents to being the subject of such policy or policies of disability income and/or key man insurance as the Company shall, in its sole discretion, elect to carry on Employee's life. The Company shall be the owner and beneficiary of any such policy and/or policies and shall pay the premiums thereon, and the Employee agrees and consents to such arrangement. Notwithstanding the foregoing, and so long as adequate and customary arrangements are made with respect thereto, the Employee's spouse and/or children may be named co-beneficiaries on such split-dollar insurance policy or policies as the Employee reasonably desires. The Company shall have the right and option of selecting the carrier(s) of such insurance and the form thereof (i.e. whole life, term, etc.). Upon the termination of the Employee's relationship for any reason provided in this Agreement, he shall have the right to purchase any and all policies owned by the Company on his life, subject to the terms of this Agreement, upon paying the Company within thirty (30) days of such termination an amount equal to cash value, including the cash value of dividend additions or deposits, if any, of such policy as of the date such right is exercised, less the amount of any policy loan with accrued interest.
 The Company, upon such payment, shall execute the instruments necessary to transfer such policies to the Employee.

11. Vacations and Automobile. During the term of this Agreement, the Employee shall receive four (4) weeks of vacation per year at such time as he shall elect. The Employee hereby agrees to utilize his best efforts to take his vacation time in non-consecutive weeks. The Employee shall be entitled to accumulate any unused vacation time from year to year during the term of this Agreement; and upon termination shall be paid the full value thereof at the salary rate in effect on the date of termination. The Employee shall be entitled to the use of any automobile and all expenses necessary to operate and maintain such automobile or to be paid a flat sum of $500.00 per month adjusted to reflect any increases in the CPI.

12. Proprietary Rights. The Employee shall at no time before or after the termination of his relationship hereunder use or divulge or make known to anyone without the express written consent of the Board of Directors of the Company (except to those duly authorized by Company to have access thereto) any marketing systems, programs or methods, customer or client lists, computer programs, configuration, systems or procedures, ideas, formulae, inventions, discoveries, improvement, secrets, processes, technical or other information of the Company or any accounts, customer or client lists, transactions of business affairs of the Company. All ideas, marketing systems, computer programs, configurations, systems or procedures, programs or methods, formulae, inventions, discoveries, improvements, secret as or processes whether or not patentable or copyrightable, made or developed by the Employee during the term of this Agreement or within one year after its expiration or termination and relating to the business of the Company shall be the exclusive property of the Company, whether or not any claim of the Employee to compensation under Paragraph 7 hereof has been or will be satisfied, and the Employee agrees to provide the Company at its request and expense such instruments and evidence as it may reasonably request to perfect, enforce and maintain the Company's rights to such property. At the conclusion of his contract by the Company, the Employee shall forthwith surrender to the Company all letters, brochures, agreements and documents of every character relating to the business affairs and properties of the Company and then in his possession and shall not, without the Company's prior written consent, retain or disclose any copies thereof.

13. Disability. If during the term of this Agreement and in the opinion of the Board of Directors of the Company as confirmed by competent medical evidence, the Employee shall become physically or mentally incapacitated to perform his duties for the Company hereunder for a continuous period then the following shall apply: (a) for the first year of such disability the Employee shall receive his full salary; (b) for the second through tenth year of the Employee's disability (but in no event beyond the termination date of this agreement) the Employee shall receive seventy-five (75%) percent of his full salary. Upon the Employee's resumption of full contract, he shall commence again to receive his full salary. The Employee hereby agrees to submit himself for appropriate medical examination by his personal physician as necessary to implement and give effect to the purposes of this Paragraph 13. In the event of termination as provided herein, the full term compensation provisions of paragraph 7 shall apply.

14. Competition. During the ten (10) year term of this Agreement , or upon the termination of his relationship, whichever event shall occur later and for a period of twenty-four (24) consecutive months thereafter, the Employee shall not, without the prior express written consent of the Company, engage (either as an employee, consultant, agent proprietor, officer, director, partner, or stockholder, of any corporation, firm or business) in any business which is in direct competition or threatening to be in competition with the Company.

The Employee further covenants that during the stated term of this Agreement and for twenty-four (24) month period thereafter, he will not solicit any clients or customers known by him to be clients or customers of the Company, for competitive business. The foregoing restrictions shall not apply to a termination of the Employee by the Company without cause or termination of the contract by the Employee because of breach of agreement by the Company.

15. Term and Termination. This Agreement shall be deemed to be effective as of the date of its execution and shall continue in full force and effect until the last day of the month after then tenth (10th) anniversary thereof unless sooner terminated as hereinafter set forth:

(a)     Termination by the Company for Cause.

(1) The Company may terminate the Employee for cause (as defined in sub-paragraph (b) below) upon compliance with the provisions of sub-paragraph (c). Upon such termination, the Company shall have no further obligations to the Employee, except for the compensation or other benefits due for a period prior to the date of Termination.

(2) Cause shall mean: (i) the Employee's willful and continued failure to perform any of his duties with the Company (other than as a result of the Employee's incapacity due to illness or injury or not permitted by law, as defined in Paragraph 13 after a demand for performance is delivered to the Employee by the Board of Directors (by a duly adopted resolution), which specifically identified the manner in which the Board of Directors believes that the Employee has not performed any of his duties; or (ii) the Employee's willful engaging in misconduct which is materially injurious to the Company, monetarily or otherwise. For purposes of this sub-paragraph (a), no act or failure to act on the Employee's part shall be considered "willful" unless the act or failure to act by the Employee is done in bad faith and with absolute certainty that such action or omission was not in the best interest of the Company, and any failure by the Employee to perform any of his duties set forth herein shall be conclusively deemed not to be willful failure to perform where the failure results from the Employee's illness or injury as set forth a written opinion from the Employee's personal physician.

(3) Termination for Cause shall be effected only if: (i) the Company has delivered to the Employee a copy of a Notice of Termination by certified mail return receipt request, which complies with Paragraph 16 hereof and which gives the Employee, at least thirty (30) business days' prior notice, the opportunity, together with the Employee's counsel, to be heard before the Board of Directors and (ii) of the Board of Directors (after such notice and opportunity to be heard), adopts a resolution concurred in but not less than two-thirds of all of the directors of the Company then in office, including at least two-thirds of all of the directors who are not officers of the Company, that in the good faith opinion of the Board of Directors, the Employee was guilty of conduct set forth above in clause (i) and (ii) of the first sentence of subparagraph (b), and specifying the particulars thereof in detail.

(b)     Termination by the Employee for Good Reason.

(1)     The Employee may terminate his agreement for Good Reason
(as defined in subparagraph (b) below) by giving the Company a Notice of Termination which complies with Paragraph 16 hereof. Upon such termination the Employee shall have the rights described in sub-paragraph (c) hereof.

(2) Good Reason: shall mean: (i) the Employee being removed, or not being re-elected, as a director, or as Chairman as described in Paragraph 2 hereof, except in connection with termination of the Employee's employment by the Company for Cause or Disability or by the Employee without Good Reason; (ii) the assignment to the Employee, without his express written consent, of any duties other than those permitted by Paragraph 4; (iii) the Company's requiring the Employee to maintain his principal office or conduct his principal activities anywhere other than at the Company's principal executive offices, (iv) the failure of the Company to obtain the assumption and agreement to perform this Agreement by any successor as contemplated in Paragraph 18 hereof; (v) repudiation by the Company of any material obligation of the Company under Paragraph 7 hereof; or (vi) the delivery of a Notice of Termination by the Company pursuant to paragraph 16(a) (3), above (except that the delivery of such Notice shall be retroactively deemed not to constitute Good Reason if within sixty (60) days after the Board of Director shall make the determination described in paragraph 16(a)(3) (after the opportunity to be heard provided for therein) and such determination is not thereafter reversed by an arbitration decision) or final judgment of a court of competent jurisdiction.

(c) Termination by Change or Control. In the event the Company experiences a Change of Control as hereinafter defined, the Employee shall have the right and option, in his sole unfettered discretion, to declare this Agreement breached by the Company. Upon the occurrence of such a course of action, the Employee shall be entitled to receive all of the compensation and remuneration provided in Subparagraph (e) of this Paragraph.

(d) Change in Control. For purposes of this Agreement a Change in Control will be deemed to have occurred:

(1) if following (i) a tender or exchange offer for voting securities of the Company, (ii) a proxy contest for the election of directors of the Company or (iii) a merger or consolidation or sale of all or substantially all of the business or assets of the Company, the directors of the Company immediately prior to the initiation of such event cease to constitute a majority of the Board of Directors of the Company upon the occurrence of such event or within one year after such event, or

(2) if any person or group (as defined under the beneficial ownership rules of Sections 13(d) (3) and 14(d)(2) of the Securities Exchange Act of 1934 and Rule 13(d)(3) thereunder) acquires ownership or control, or power to control, twenty-five percent (25%) or more of the outstanding voting securities of the Company without prior approval or ratification by a majority of the Company's directors in office at the time of such event.

(e)     The Employee's Rights Upon Certain Terminations.  If the
Company terminates the Employee's contract hereunder, otherwise than for cause pursuant to Paragraph 15(a) or for Disability pursuant to Paragraph 1, or if the Employee terminates his contract for Good Reason pursuant to Paragraph 15(b) or pursuant to Paragraph 15(c):

(1) The Company shall continue to pay to the Employee his full base compensation, at the rate in effect on the Date of Termination, for the period (the "Post termination Period") from the Date of Termination until July 30, 2007, the expiration date of this agreement. Notwithstanding anything to the contrary which may be contained herein, if the Employee shall have died prior to July 30, 2007, then, and in such event, such payment of the Employee's full base compensation pursuant to this Paragraph 16 shall continue to be made to the Employee's estate until July 30, 2007;

(2) The Employee shall be entitled to the full amount which would have been due him under any bonus or profit sharing plan, or similar arrangement, in which he was participating prior to the Date of Termination, for the full ten (10) year term of this Agreement, without any proration or reduction because of the Employee's not being retained during the full term;

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

(5) The Company shall maintain full force and effect, for the Employee; continued benefit throughout the Post-Termination Period, all life and health insurance and other benefit plans in which the Employee was entitled to participate immediately prior to the Date of Termination, provided that the Employee's continued participation is possible under the general terms and conditions of such plans. If the Employee's participation in any such plan is barred for any reason whatsoever, the Company shall arrange to provide the Employee with benefits substantially similar to those which he is entitled to receive under such plan;

(6) The Employee shall not be required to mitigate the amount of any payment provided for in this Paragraph 15 be reduced by any compensation earned bt the Employee in any manner after the Date of Termination.

16. Notice of Termination. Any purported termination of the Employee shall be communicated by written Notice of Termination from one party to the other party hereto. For purposes of this Agreement, a "Notice of Termination" shall mean a notice which shall indicate the specific termination provision in this Agreement relied upon and shall set forth in specific detail the facts and circumstances claimed to provide a basis for termination of the Employee under the provision so indicated. No purported termination by the Company of the Employee shall be effective if it is not affected pursuant to a Notice of Termination satisfying the requirements of this Paragraph 16.

17. Date of Termination. Date of Termination: shall mean the date on which a Notice of Termination is given.

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

(b) This Agreement shall inure to the benefit of and to be enforceable by the Employee's personal or legal representative, executors, administrators, successors, heirs, distributees, devisees and legatees. If the Employee had continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to the Employee's devisee, legatee or other designee, or, if there be no such designee, to his estate.

19. Arbitration. The Employee shall have the right to submit any determination by the Board of Directors terminating his contract for Cause, or any other dispute hereunder, to arbitration by a single arbitrator in Florida under the laws of the American Arbitration Association. Any award in such arbitration may be enforced in any court of competent jurisdiction.

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

22. Laws of the State of Florida. This Agreement is being delivered in the State of Florida and shall be construed and enforced in accordance with the State of Florida, irrespective of the State of Incorporation of the Company or the place domicile or residence of the Employee. In the event of a controversy arising out of the interpretation, construction, performance or breach of this Agreement, the parties hereby agree and consent to the jurisdiction and venue of the Circuit Court of the State of Florida, Palm Beach County and/or the United States District Court for the District of Florida and further agree and consent that personal service process in any such action or proceeding outside of the County of Palm Beach shall be tantamount to service in person within the County of Palm Beach and shall confer personal jurisdiction upon either of said courts.

23. Notices. Any notice to be given by any party hereunder to any other shall be in writing, hand delivered, mailed by certified or registered mail, return receipt requested or by an overnight delivery service and, shall be addressed to the other at the address as hereinbefore stated or to such other address as may have been furnished by any party to the other in writing, and shall be deemed to be given on the date of receipt thereof in accordance with the foregoing.

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

28. Remedies on Breach. The Employee hereby agrees that it may not be possible for the Company to be adequately compensated in damages for any breach by the Employee of any of the representations, warranties, terms or any conditions contained in this Agreement and accordingly the Employee hereby agrees and consents that in the event of any such breach, the Company in addition to any other remedies it may have, shall be entitled to injunction or other equitable relief restraining such breach.

IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.

ATTEST:



By:/s/Joan Kushay                   By:/s/Samuel G. Weiss
Assistant Secretary                       President

(Corporate Seal)

                                    By:/s/David Miller, Employee



Exhibit 30.2

AGREEMENT made as of the 1st day of January 1998, between JJFN Services, Inc. a Delaware corporation, with principal offices at 2500 Military Trail North, Suite 260, Boca Raton, Florida 33432 (hereinafter referred to as the
Company); and JOHN KUSHAY, residing at 618 Cypress Green Circle, Wellington, Florida 33414 hereinafter referred to as the Employee).

                         W I T N E S S E T H :

WHEREAS, the Employee shall be employed by the Company as Chief
Financial Officer/Treasurer/Vice President and

WHEREAS, the Employee has the requisite experience, background and skill and is willing to formalize his relationship with the Company on the terms and subject to the conditions herein contained.

NOW, THEREFORE, in consideration of the premises and mutual covenants herein contained, the parties hereby agree as follows:

1. Recitals Confirmed. All of the recitals hereinabove stated are confirmed by all of the parties hereto as being in all respects true and correct and the same are hereby incorporated herein by reference into this agreement (the Agreement).

2. Employment. The Company hereby confirms its employment of the Employee and the Employee hereby confirms his employment by the Company as the Chief Financial Officer/Treasurer/Vice President of the Company. The Employee shall, in the performance of his duties, be at all times subject to the direction, supervision and authority of the Company's Board of Directors.

3. No Breach of Obligation. The Employee represents and warrants to the Company that he has the requisite skill and experience and is ready, willing and able to perform those duties attendant to the position for which he is hired or which may be assigned to him; and that his entry into this Agreement with the Company does not constitute a breach of any agreement with any other person, firm or corporation, nor does any prior agreement between the Employee and any person, firm or corporation contain any restriction or impediment to the ability of the Employee to perform those duties for which he was hired or which may be assigned to or reasonably expected of him. The Company acknowledges that the employee has other business interests.

4. Services. During the full term of this Agreement, the Employee shall perform to the best of his ability the following services and duties, in such manner and at such times as the Company may direct; the following being included by way of example and not by way of limitation:

(a) The Employee shall, together and in connection with the other executive officers of the Company, supervise and direct all accounting and reporting aspects of and share responsibility for the conduct and supervision of all administrative areas of the Company's operations;

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

5. Exclusivity. The Employee agrees that during the term of this Agreement he will impart and devote substantially all of his business time, energy, skill and attention to the performance of his duties hereunder. This Paragraph shall not exclude the Employee from serving as an executive officer and/or serving on the Board of Directors of another company or companies not engaged in a similar business. This Paragraph shall not prohibit the Employee from making positive investments in business ventures not in direct competition with the company or subsidiaries if such investments shall be of a passive nature or shall be in securities of a publicly owned entity.

6. Place of Performance. The Employee agrees to perform his duties hereunder at the offices of the Company, in Boca Raton, Florida, and agrees, to the extent that it shall be determined necessary and advisable in the sole discretion of the Company's Board of Directors to travel to any place in the United States or to any foreign country where his presence is or may reasonably be temporarily required for the performance of his duties hereunder.

7. Compensation. The Company hereby agrees to compensate the Employee and the Employee hereby accepts for the performance of the services by the Employee and duties required by the Employee under Paragraph 4 hereof and his other obligations hereunder as follows:

(a) Salary. Subject to review and upward adjustment from time to time by the Board of Directors, the Company shall pay to the Employee an annual salary of $91,000.00 during the first year of the term of this Agreement. During the second through the five year, the Employee's salary shall increase ten (10%) percent per year. Such salary shall be payable weekly in accordance with the regular payroll practices of the Company;

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

8. Representations and Warranties of the Employee. By virtue of his execution hereof, and in order to induce the Company to enter into this Agreement, the Employee hereby represents and warrants as follows:

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

10.  Expenses, Accommodations, Insurance, Medical Benefits, and etc.

(a) The Company and the Employee hereby agree and consent that during the term of this Agreement, the Company shall furnish the Employee with an office and accommodations and such memberships as shall be suitable to the character of his position and adequate for and reasonably designed to enhance the performance of his duties. The Company and the Employee further agree that the Employee shall receive reimbursement, for all reasonable expenses incurred by the Employee in connection with the performance of his duties hereunder subject to compliance with the Company's procedures; and the Company shall pay to the Employee directly or reimburse the Employee for all other reasonable, necessary and proven expenses and disbursements incurred by the Employee for and on behalf of the Company in the performance of the Employee's duties during the term of this Agreement.

(b) The Employee agrees and consents to being the subject of such policy or policies of disability income and/or key man insurance as the Company shall, in its sole discretion, elect to carry on the Employee's life. The Company shall be the owner and beneficiary of any such policies and/or policies and shall pay the premiums thereon; and the Employee agrees and consents to such arrangement. Notwithstanding the foregoing, and so long as adequate and customary arrangements are made with respect thereto, the Employee's spouse and/or children may be named co-beneficiaries on such split-dollar insurance policy or policies as the Employee reasonably desires. The Company shall have the right and option of selecting the carrier(s) of such insurance and the form thereof (i.e. whole life, term, etc. Upon the termination of the Employee's employment for any reason provided in this Agreement, he shall have the right to purchase any and all policies owned by the Company on his life, subject to the terms of this Agreement, upon paying the Company within thirty (30) days of such termination an amount equal to the cash value, including the cash value of dividend additions or deposits, if any, of such policy as of the date such right is exercised, less the amount of any policy loan with accrued interest. The Company, upon such payment, shall execute the instruments necessary to transfer such policies to the Employee.

11. Vacations and Automobile. During the term of this Agreement, the Employee shall receive four (4) weeks of vacation per year at such time as he shall elect.The Employee hereby agrees to utilize his best efforts to take his vacation time in non-consecutive weeks. The Employee shall be entitled to accumulate any unused vacation time from year to year during of the term of this Agreement; and upon termination shall be paid the full value thereof at the salary rate in effect on the date of termination.

12. Proprietary Rights. The Employee shall at no time before or after the termination of his employment hereunder use or divulge or make known to anyone without the express written consent of the Board of Directors of the Company (except to those duly authorized by Company to have access thereto) any accounting systems, financial systems, marketing systems, programs or methods, customer or client lists, computer programs, configurations, systems or procedures, ideas, formulae, inventions, discoveries, improvements, secrets, processes or technical or other information of the Company or any accounts, customer or client lists, transactions of business affairs of the Company. All ideas, marketing systems, computer programs, configurations, systems or procedures, programs or methods, formulae, inventions, discoveries, improvements, secrets or processes whether or not patentable or copyrightable, made or developed by the Employee during the term of this Agreement or within one year after its expiration or termination and relating to the business of the Company shall be the exclusive property of the Company, whether or not any claim of the Employee to compensation under Paragraph 7 hereof has been or will be satisfied, and the Employee agrees to provide the Company at its request and expense such instruments and evidence as it may reasonably request to perfect, enforce and maintain the Company's rights to such property. At the conclusion of his employment by the Company, the Employee shall forthwith surrender to the Company all letters, brochures, agreements and documents of every character relating to the business affairs and properties of the Company and then in his possession and shall not, without the Company's prior written consent, retain or disclose any copies thereof.

13. Disability. If during the term of this Agreement and in the opinion of the Board of Directors of the Company as confirmed by competent medical evidence, the Employee shall become physically or mentally incapacitated to perform his duties for the Company hereunder for a continuous period, then the following shall apply: (a) for the first year of such disability the Employee shall receive his full salary; (b) for the second through fourth year of the Employees (disability but in no event beyond the termination date of this Agreement) the Employee shall receive fifty (50%) percent of his full salary. The amount paid under this paragraph 13 shall be reduced by the amount of any disability insurance proceeds received by Employee from any insurance policy paid for the by Company. Upon the Employee's resumption of full employment, he shall commence again to receive his full salary. The Employee hereby agrees to submit himself for appropriate medical examination by his personal physician as necessary to implement and give effect to the purposes of this Paragraph 13. In the event of termination as provided herein, the full term compensation provisions of Paragraph 7 shall apply.

14. Competition. During the five (5) year term of this Agreement, or upon the termination of his employment, whichever event shall occur later and for a period of twenty-four (24) consecutive months thereafter, the Employee shall not, without the prior express written consent of the Company, engage (either as an employee, consultant, agent, proprietor, officer, director, partner, or stockholder, of any corporation, firm or business) in any business which is in competition or threatening to be in competition with the Company within any other state or other jurisdiction in which the Company is engaged in such operations.

The Employee further covenants that during the stated term of this Agreement and for the twenty-four (24) month period thereafter, he will not solicit any clients or customers, known by his to be clients or customers of the Company, for competitive business. The foregoing restrictions shall not apply to a termination of the Employee's employment by the Company without cause or a termination of the employment by the Employee because of breach of agreement by the Company.

15. Term and Termination. This Agreement shall be deemed to be effective as of the date of its execution and shall continue in full force and effect until the last day of the month after the fifth (5th) anniversary thereof unless sooner terminated as hereinafter set forth:

(a) Termination by the Company for Cause.

(1) The Company may terminate the Employee's employment for Cause
(as defined in sub-paragraph (2) below) upon compliance with the provisions of sub-paragraph (3). Upon such termination, the Company shall have no further obligations to the Employee, except for compensation or other benefits due for the period prior to the date of Termination.

(2) Cause: shall mean: (i) the Employee's willful and continued failure to perform any of his duties with the Company (other than as a result of the Employee's incapacity due to illness or injury, as defined in Paragraph 13 after a demand for performance is delivered to the Employee by the Board of Directors (by a duly adopted resolution), which specifically identified the manner in which the Board of Directors believes that the Employee has not performed any of his duties; or (ii) the Employee's willful engaging in misconduct which is materially injurious to the Company, monetarily or otherwise. For purposes of this subparagraph (b), no act or failure to act on the Employee's part shall be considered "willful" unless the act of failure to act by the Employee is done in bad faith and with absolute certainty that such action or omission was not in or opposed to the best interests of the Company, and any failure by the Employee to perform any of the Employee duties set forth herein shall be conclusively deemed not to be a willful failure to perform where the failure results from the Employee's illness or injury as set forth in a written opinion of the Employee's personal physician.

(3) Termination for Cause shall be effective only if: (i) the Company has delivered to the Employee a copy of a Notice of Termination which complies with Paragraph 16 hereof and which give the Employee, at least thirty (30) business days' prior notice, the opportunity, together with the Employee's counsel to be heard before the Board of Directors; and (ii) the Board of Directors (after such notice and opportunity to be heard), adopts a resolution concurred in but not less than two-thirds of all of the directors of the Company then in office, including at least two-thirds of all of the directors who are not officers of the Company, that in the good faith opinion of the Board of Directors, the Employee was guilty of conduct set forth above in clause (i) and (ii) of the first sentence of sub-paragraph (2), and specifying the particulars thereof in detail.

(b) Termination by the Employee for Good Reason.

(1) The Employee may terminate his employment for Good Reason (as defined in subparagraph (2) below) by giving the Company a Notice of Termination which complies with Paragraph 16 hereof. Upon such termination, the Employee shall have the rights described in sub- paragraph (3) hereof.

(2) Good Reason: shall mean: (i) the Employee being removed, or not being re-elected, to the positions as described in Paragraph 2 hereof, except in connection with termination of the Employee's employment by the Company for Cause or Disability or by the Employee without Good Reason; (ii) the assignment to the Employee, without his express written consent, of any duties other than those permitted by Paragraph 4; (iii) the Company's requiring the Employee to maintain his principal office or conduct his principal activities anywhere other than at the Company's principal executive offices, (iv) the failure of the Company to obtain the assumption and agreement to perform this Agreement by any successor as contemplated in Paragraph 18 hereof; (v) repudiation by the Company of any material obligation of the Company under Paragraph 7 hereof; or (vi) the delivery of a Notice of Termination by the Company pursuant to Paragraph 17(a)(3), above (except that the delivery of such Notice shall be retroactively deemed not to constitute Good Reason if within sixty (60) days after the Board of Directors shall make the determination described in paragraph 17(a) (3) (after the opportunity to be heard provided for therein) and such determination is not thereafter reversed by an arbitration decision or final judgment of a court of competent jurisdiction).

(c) Termination by Change of Control. In the event the Company experiences a Change of Control as hereinafter defined, the Employee shall have the right and option, in his sole unfettered discretion, to declare this Agreement breached by the Company. Upon the occurrence of such a course of action, the Employee shall be entitled to receive all of the compensation and remuneration provided in Subparagraph (c) of this Paragraph 16.

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

(d) The Employees Rights Upon Certain Terminations. If the Company terminates the Employee's employment hereunder, otherwise than for Cause pursuant to Paragraph 15(a) or for Disability pursuant to Paragraph 1, or if the Employee terminates his employment for Good Reason pursuant to Paragraph 15(b) or pursuant to Paragraph 15(c):

(1) The Company shall continue to pay to the Employee his full base compensation, at the rate in effect on the Date of Termination, for the period (the Post Termination Period) from the Date of Termination until January 1, 2003 the expiration date of this agreement. Notwithstanding anything to the contrary which may be contained herein, if the Employee shall have died prior to January 1, 2003, then, and in such event, such payment of the Employee's full base compensation pursuant to this Paragraph 16 shall continue to be made to the Employee's estate until January 1, 2003.

(2) The Employee shall be entitled to the full amount which would have been due his under any bonus or profit sharing plan, or similar arrangement, in which he was participating prior to the Date of Termination, for the full five (5) year term of this Agreement, without any proration or reduction because of the Employee not being employed during the full term;

(3) the Employee shall also be entitled to the full amount of any contingent compensation or benefit which would have become vested had his employment continued throughout the Post-Termination Period;

(4) the Company shall also pay to the Employee an amount equal to all legal fees and expenses incurred by the Employee as a result of such termination (including all fees and expenses, if any, incurred in contesting or disputing any such termination or in seeking to obtain or enforce or retain any right or benefit provided by this Agreement);

(5) the Company shall maintain in full force and effect, for the Employee; continued benefit throughout the Post-Termination Period, all life and health insurance and other benefit plans in which the Employee was entitled to participate immediately prior to the Date of Termination, provided that the Employee continued participation is possible under the general terms and conditions of such plans. If the Employee's participation in any such plan is barred for any reason whatsoever, the Company shall arrange to provide the Employee with benefits substantially similar to those which he is entitled to receive under such plan;

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

17. Date of Termination. Date of Termination shall mean the date on which a Notice of Termination is given.

18.  Successors; Binding Agreement.

(a) The Company shall require any purchaser of all or substantially all of the business of the Company, by agreement or form and substance satisfactory to the Employee, to assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such purchase had taken place. If no agreement the full amount will become due and payable. As used in this Agreement, Company shall mean the Company as hereinabove defined, and any successor to the Company's business or assets which executes and delivers this Agreement provided for in the Paragraph 19(a) or which otherwise becomes bound by all the terms and provisions of this Agreement by operation of law.

(b) This Agreement shall insure to the benefit of and to be enforceable by the Employee's personal or legal representative, executors, administrators, successors, heirs, distributees, devisees and legatees. If the Employee should die while any amount would still be payable to him hereunder if the Employee had continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to the Employee's devisee, legatee or other designee or, if there be no such designee, to his estate.

19. Arbitration. The Employee shall have the right to submit any determination by the Board of Directors terminating his employment for Cause, or any other dispute hereunder, to arbitration by a single arbitrator in Florida under the laws of the American Arbitration Association. Any award in such arbitration may be enforced in any court of competent jurisdiction.

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

ATTEST:


BY:/s/Samuel G. Weiss                       By:/s/David Miller
        Secretary                                 Chairman