Form 10-K
period 1998-06-30
JJFN SERVICES INC
filed 1998-08-19
CIK 1009416

UNITED STATES
        SECURITIES AND EXCHANGE COMMISSION
        WASHINGTON, D.C. 20549

        FORM 10-K

[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13
        OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
        For the fiscal year ended June 30, 1998
OR
[     ] TRANSITION REPORT PURSUANT TO SECTION
        13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from ___________ to __________

Commission file number: 0-28168

        JJFN SERVICES, INC.
        (Exact name of registrant as specified in its charter)

                       Delaware                11-3289981
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organization)               Identification Number)

        2500 Military Trail North
        Suite 260
        Boca Raton, FL 33431
        (Address of principal executive offices)

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

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. $3,402,000 at August 10, 1998

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. 17,012,005 shares as of August 10, 1998.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended June 30, 1998).

 None


                                     PART I

ITEM 1. BUSINESS

GENERAL

JJFN Services, Inc. (the "Company" or "JJFN"), a Delaware Corporation was organized in November 1995. The Company's principal operations consist of the following three business lines:

  1) The purchase and leaseback on a "triple net" basis of fully furnished model homes complete with options and upgrades to major publicly traded homebuilders and real estate developers.

  2) The land acquisition and contract development program for major publicly traded homebuilders and real estate developers. The Company purchases the real estate, simultaneously enters into a bonded (not to exceed) development contract with the builder supported by a performance (completion) bond, who then develops the real estate. The builder simultaneously contracts to purchase the finished lots from the Company on a scheduled basis usually not to exceed three (3) years.

  3) The purchase and leaseback of model home furnishings to major publicly traded homebuilders and real estate developers.

Model Home Sale-Leaseback Program

Since inception in November 1995 through June 30, 1998, the Company has purchased a total of 246 model homes at a cost of $52,520,361, and sold 75 homes costing $13,832,630, leaving a current model home portfolio at June 30, 1998 of 171 model homes at a cost of $38,687,731. The average purchase price per model home acquired has been approximately $213,500, and the average profit on sale of the 75 homes sold to date has been $5,517 per home.

At June 30, 1998, the Company was negotiating two agreements with existing homebuilder clients to acquire additional model homes. One agreement involves the acquisition of 26 model homes in New Jersey and New York at a cost of approximately $8.5 million. The other agreement involves the acquisition of 54 model homes in Colorado, Georgia, Florida, Arizona, Virginia, and Texas, at a cost of approximately $11.7 million. During July 1998, closings took place on 22 model homes in New Jersey and 1 model home in New York at an aggregate cost of approximately $7.6 million.

At June 30, 1998, the Company has sales contracts pending on 32 model homes at an aggregate sales price of $6,832,489. The model homes were acquired at an aggregate cost of $6,640,662. During July and through August 3, 1998, closings took place on 15 model homes at an aggregate sales price of $3,279,948 and aggregate cost of sales of $3,173,977, resulting in a gain of $105,971.

The following chart outlines the unit totals of model home purchases and sales by geographic region at June 30, 1998:


                        # of Models     # of Models     Current Model
State                    Purchased         Sold           Inventory
-----------------       -----------     -----------     -------------
Colorado                     22               6               16
Florida                     106              51               55
Georgia                       5               5                0
New Jersey                   68               5               63
New York                      5               0                5
North Carolina                4               1                3
Pennsylvania                 25               1               24
Texas                         5               2                3
Virginia                      6               4                2
                        -----------     -----------     -------------
Total                       246              75              171
                        ===========     ===========     =============

The following chart outlines the total costs of model home purchases and sales by geographic region:

                                          Original
                      Cost of Models    Cost of Models   Current Model
State                    Purchased         Sold           Inventory
-----------------      ------------    ------------     -------------
Colorado               $ 4,715,463      $1,301,157      $  3,414,306
Florida                 19,806,998       8,180,222        11,626,776
Georgia                  1,576,755       1,576,755                 -
New Jersey              15,489,153         976,075        14,513,078
New York                 1,987,000               -         1,987,000
North Carolina             882,382         188,010           694,372
Pennsylvania             5,656,283         241,000         5,415,283
Texas                      910,481         368,833           541,648
Virginia                 1,495,847       1,000,577           495,269
                       ------------    ------------     -------------
Total                  $52,520,361     $13,832,629      $ 38,687,731
                       ============    ============     =============



Land Acquisition and Contract Development Program

Since inception, the Company has completed one land acquisition and development contract. The transaction involved the purchase of 70 acres in western Boca Raton to be subdivided into 370 lots for the development of single family estate homes, zero lot single family homes, townhouses, and villas.

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

The Company is pursuing the following financing options in connection with this transaction:

a) The Company is exploring a syndicated bank loan and is evaluating indicative term sheets received from potential lenders while conducting negotiations with other institutions.

b) The Company is evaluating a private placement of notes to be issued by a wholly-owned, special-purpose vehicle under Rule 144A and anticipates an investment grade rating on the notes.

c) The Company has entered into an agreement of mutual understanding with a major international insurance company whereby the parties have committed to proceed in accordance with the following:

   The insurance company will provide an "Insurance Surety Bond" in connection with the planned financing transactions described above. The bond will assure the timely payment of principal and interest on notes issued by the non-consolidated wholly-owned, bankruptcy-remote, special-purpose subsidiary of the Company.

   The agreement is subject to the following conditions; (i) satisfactory completion of due diligence regarding the assets to be held in the Special Purpose Entity, (ii) the execution of bank or institutional financing,
   (iii) final pricing of the insurance surety bond, and, (iv) agreement to final wording of all related legal documentation.

The Company has committed to purchase land and provide development funding of approximately $10,000,000 for a major publicly traded homebuilder. The closing is subject to completion of due diligence, receipt of satisfactory appraisals, formal documentation, and successful completion of financing.
The Company has received a verbal commitment from an existing lending institution to provide financing for this transaction.

Competition and Market Factors

The Company's business is highly competitive. It competes with REITs or their subsidiaries, banks, financial subsidiaries of industrial companies, insurance companies, major investment banking firms, and/or their subsidiaries, and other financial institutions competing to do business with or provide financial services to national homebuilders and real estate developers. Almost all competitors have substantially greater financial strength and far longer operating histories than the Company, and these resources make them formidable competitors to the Company in attracting capital and clients.

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

The success of the Company's business strategy depends in part on important factors, many of which are not within the control of the Company. The availability of desirable loan and investment opportunities and the results of the Company's operations will be affected by the amount of available capital, the level and volatility of interest rates, conditions in the financial markets and general economic conditions. There can be no assurances as to the effects of unanticipated changes in any of the foregoing. The Company's business strategy also depends on the ability to grow its portfolio of invested assets through the use of leverage. There can be no assurance that the Company will be able to obtain and maintain targeted levels of leverage or that the cost of debt financing will increase relative to the income generated from the assets acquired with such financing and cause the Company to reduce the amount of leverage it utilizes. The Company risks the loss of some or all of its assets or a financial loss if the Company is required to liquidate assets at a commercially inopportune time.

Divested Operations

For information on divested operations, see Note 11 to the Company's Consolidated Financial Statements of pages F-23 and F-24.

Employees

At August 10, 1998, the Company employed 6 persons, including sales and marketing, executive, and administrative personnel. None of the Company's employees are covered by a collective bargaining agreement and management considers the relationship with its employees to be excellent.

Item 2. Properties

The Company's corporate office is located at 2500 Military Trail North, Suite 260, Boca Raton, Florida 33431, where the Company leases 2,798 square feet of office space for a term expiring January 2002.

Insurance

The Company has comprehensive liability, fire, flood, extended coverage and rental loss insurance with respect to its Properties. Management believes that such insurance provides adequate coverage.

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

On August 6, 1998, the Company settled the litigation with Susan Schlapkohl, its former President, by entering into a Stipulation of Settlement. Pursuant to the Stipulation of Settlement, Ms. Schlapkohl, her affiliates and her husband, agreed not to compete with the Company in connection with the Company's business as described in this form 10K filing. In addition, Ms. Schlapkohl agreed to sell for $171,000.00 the 1,000,000 shares of JJFN Services, Inc., common stock owned by her to David Miller, the chairman of the Company (or his designees), from whom she originally acquired the shares. The parties also exchanged mutual general releases.

The Company knows of no other material litigation or claims pending, threatened, or contemplated to which the Company is or may become a party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders in the fourth quarter of its fiscal year ended June 30, 1998.


                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock of the Registrant has been quoted on the OTC Bulletin Board under the symbol "JJFN" since May 15, 1996. The following table sets forth, for the periods indicated, the high and low closing sales price for the Common Stock, as reported on the OTC Bulletin Board. As of July 10, 1998 there were over 1,000 shareholders of which approximately 515 were shareholders of record. The closing price of the Company's Common Stock as reported on the OTC Bulletin Board on August 10, 1998, was $.20.

                                       Year Ended June 30,
                                  ----------------------------
                                      1998          1997
                                  ----------------------------
                                    High  Low     High  Low
                                  ----------------------------
First Quarter                       0.56   0.31   7.37   1.00

Second Quarter                      0.46   0.14   5.28   0.25

Third Quarter                       0.20   0.13   2.90   0.68

Fourth Quarter                      0.40   0.12   1.00   0.26
                                  ----------------------------


The Company has not paid any cash dividends on its Common Stock and does not anticipate paying any in the foreseeable future. It intends to continue its present policy of retaining cash flow from the investment in the Company's operations.

During July 1998, David Miller, Chairman of the Company acquired all the issued and outstanding shares of convertible preferred stock. The Company has not paid any distributions on the preferred stock since July 1996, as a result of a dispute as to which of two unaffiliated parties were entitled to the dividend.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below for the year ended June 30, 1998 and the year ended June 30 ,1997 have been derived from the Company's audited consolidated financial statements. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto included elsewhere in this Report.


                            SELECTED FINANCIAL DATA
Income Statement Data:
                                                                    Inception
                                                                     11/2/95
                                     Year Ended     Year Ended       through
                                       6/30/98        6/30/97        6/30/96
                                    -------------  -------------  -------------
Revenues                            $ 21,302,522   $  7,524,938   $    965,168

Expenses                              20,575,973      7,167,567      1,002,881
                                    -------------  -------------  -------------
Income(loss) from continuing
  operations before
  depreciation and amortization          726,549        357,371        (37,713)

Depreciation and amortization          1,181,860        707,345        124,682
                                    -------------  -------------  -------------
Loss from continuing operations
  before income tax benefit             (455,311)      (349,974)      (162,395)
Income tax benefit                       298,000         77,000              -
                                    -------------  -------------  -------------
Loss from continuing operations         (157,311)      (272,974)      (162,395)

Discontinued operations, net of taxes
  Loss from discontinued operations            -        (54,444)       (22,558)
  Gain on disposal of
  discontinued operations                      -        284,876              -
                                    -------------  -------------  -------------
                                               -        230,432        (22,558)
                                    -------------  -------------  -------------
Net loss                                (157,311)       (42,542)      (184,953)

Preferred stock distributions                  -          5,000         40,000
                                    -------------  -------------  -------------
Loss applicable to
common shareholders                 $   (157,311)  $    (47,542)  $   (224,953)
                                    =============  =============  =============

Earnings (loss) per share data:
  Continuing operations             $      (0.01)  $      (0.01)  $      (0.02)
  Divested operations                          -           0.01              -
                                    -------------  -------------  -------------
Net loss per share                  $      (0.01)  $       0.00   $      (0.02)
                                    =============  =============  =============

Weighted average number
  of common shares outstanding        16,911,168     16,551,091     10,801,114


Balance Sheet Data:

                                    June 30, 1998  June 30, 1997  June 30, 1996
                                    -------------  -------------  -------------

Total assets                        $ 40,186,076   $ 32,430,295   $  14,727,388

Mortgages and notes payable           31,538,542     23,658,372       6,477,271

Other liabilities                        685,130        682,557         191,875

Stockholders' equity                   7,962,404      8,089,366       8,058,242


UNAUDITED SUMMARIZED CONSOLIDATED QUARTERLY INFORMATION

Summarized quarterly financial information for the years ended June 30, 1998, 1997, and 1996 is as follows:

                                               Three Months Ended
                             --------------------------------------------------
                                June        March       December     September
                              30, 1998    31, 1998      31, 1997     30, 1997
                             ----------   ----------   ----------   -----------

Revenues                     $3,346,739   $3,449,413   $3,734,283   $10,772,087
Expenses                      3,373,008    3,602,266    3,854,716    10,927,843
Income (loss) before
  income taxes                  (26,269)    (152,853)    (120,433)     (155,756)
Income tax benefit             (298,000)           -            -             -
Net income (loss)               271,731     (152,853)    (120,433)     (155,756)
Earnings per common share          0.02        (0.01)       (0.01)        (0.01)
Weighted average number of
 common shares outstanding   17,012,005   17,012,005   16,814,179    16,811,990


                                               Three Months Ended
                             --------------------------------------------------
                                June        March       December     September
                              30, 1997    31, 1997      31, 1996     30, 1996
                             ----------   ----------   ----------   -----------

Revenues                     $3,577,995   $1,561,595   $1,978,676   $10,772,087
Expenses                      3,654,840    1,659,196    1,815,344    10,927,843
Income (loss) before
  income taxes                  (76,845)     (97,601)     163,332      (108,428)
Income tax benefit              (77,000)           -            -             -
Net income (loss)                   155      (97,601)     163,332      (108,428)
Earnings per common share          0.00        (0.01)       (0.01)        (0.01)
Weighted average number of
 common shares outstanding   16,661,660   16,659,990   16,659,990    16,226,294


                                               Three Months Ended
                             --------------------------------------------------
                                                        Inception (11/2/95) to
                                June        March       December
                              30, 1996    31, 1996      31, 1995
                             ----------   ----------   ----------

Revenues                     $  835,236   $   96,816   $   33,116
Expenses                        931,364      185,969       32,788
Income (loss) before
  income taxes                  (96,128)     (89,153)         328
Income tax benefit                    -            -            -
Net income (loss)               (96,128)     (89,153)         328
Earnings per common share         (0.01)       (0.01)        0.00
Weighted average number of
 common shares outstanding   12,085,544   10,000,000   10,000,000


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

A summary of the operating results of JJFN Services, Inc. and subsidiaries for the fiscal years ended June 30, 1998, June 30, 1997, and inception (November 2, 1995) through June 30, 1996 are presented below:

                                                                   Inception
                                    Year            Year       November 2, 1995
                                   Ended           Ended          through
                                   June 30         June 30         June 30
                                     1998      %    1997      %     1996      %
                                 ----------------------------------------------
Revenues:
  Lease revenue                  $3,544,793  17% $2,068,450  28%  $418,507  43%
  Option fees                         8,771   0%    824,207  11%         -   -%
  Model home sales                9,027,514  42%  4,528,600  60%   515,000  53%
  Land development sales          8,591,956  40%          -   -%         -   -%
  Interest income                   129,488   1%    103,681   1%     5,411   1%
  Gain on sale of marketable
     securities                           -   -%          -   -%    26,250   3%
                                 ----------------------------------------------
   Total revenues                21,302,522 100%  7,524,938 100%   965,168 100%

Costs and expenses:
  Interest expense                2,134,870  10%  1,660,803  22%   249,038  26%
  Cost of model homes sold        8,701,169  41%  4,448,915  59%   507,244  53%
  Cost of land development        8,591,956  40%          -   -%         -   -%
  Corporate                       1,147,978   5%  1,057,849  14%   246,599  26%
                                 ----------------------------------------------
  Total costs and expenses       20,575,973  96%  7,167,567  95% 1,002,881 104%
                                 ----------------------------------------------
Income from continuing operations
 before depreciation & amortization 726,549   4%    357,371   5%   (37,713) (4%)

Depreciation & amortization       1,181,860   6%    707,345   9%   124,682  13%
                                 ----------------------------------------------
Loss from continuing operations
  before income tax benefit        (455,311) (2%)  (349,974) (4%) (162,395)(17%)

Income tax benefit                  298,000   -%     77,000   1%         -   -%
                                 ----------------------------------------------
Loss from continuing operations    (157,311) (1%)  (272,974) (3%) (162,395)(17%)

Discontinued operations, net of taxes:
 Loss from discontinued operations        -   -%    (54,444) (1%)  (22,558) (2%)
 Gain on disposal of discontinued
    operations                            -   -%    284,876   4%         -   -%
                                 ----------------------------------------------
                                          -   -%    230,432   3%   (22,558) (2%)
                                 ----------------------------------------------
Net loss                           (157,311) (1%)   (42,542) (1%) (184,953)(19%)
                                 ==============================================


Note: The operating results for inception (November 2, 1995) through June 30,
      1996 has been reclassified to give effect to the divested operations of Iron Eagle Contracting and Mechanical, Inc.





Results of Operations

Year Ended June 30, 1998 Compared to Year Ended June 30, 1997.

The Company's lease revenue during fiscal 1998 increased $1.5 million (or 72%) compared to the prior year period. The increase is attributable to additional lease revenues generated from the purchase of approximately $26 million in model homes during the fiscal year. Option fees decreased $.8 million during fiscal 1998 compared to the prior year period. The decrease was due to the exercise of the client's option to purchase resulting in the sale of a land parcel for $8.5 million on July 3, 1997.

Revenues from the sale of model homes increased $4.5 million (or 99%) compared to the prior year period. The increase is attributable to the maturity of the model home portfolio with the expected turnover of the homes in the 18-24 month range.

Revenues from land sales totaled approximately $8.5 million during fiscal 1998. The Company had no land sales during fiscal 1997.

Interest expense related to lease and option fee revenues increased approximately $475,000 (or 29%) during fiscal 1998 compared to the prior year period, primarily due to the increase in loans utilized to purchase additional model homes. Cost of interest expense as a percentage of lease and option fee revenues is consistent with fiscal 1997.

Cost of model homes sold increased $4.2 million (or 95%) compared to the prior year period, primarily due to the related increase in model home sales revenue. Cost of model home sales as a percentage of model home sale revenues is consistent with fiscal 1997.

The Company's selling, marketing, general & administrative expenses increased $90,000 (or 9%) during fiscal year 1998 as compared to fiscal year 1997. This increase was attributable to the selling, general and administrative costs associated with generating the increased revenue levels. Corporate costs as a percentage of revenues decreased 9% from 14% for fiscal year 1997 to 5% for fiscal year 1998.

Loss from continuing operations before income tax benefit for the period was $455,311 compared to $349,974 for fiscal 1997, an increase of $105,000 (or 30%). Depreciation and amortization increased $475,000 (or 67%) during fiscal year 1998 compared to fiscal 1997, contributing to the increase in net loss.


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


Geographic Lease Revenue Summary
A breakdown of lease rental revenues by location is as follows:

                  Lease revenues     Lease revenues     Lease Revenues
                       7/1/97             7/1/96            11/2/95
State             through 6/30/98    through 6/30/97    through 6/30/96
-----------       ---------------    ---------------    ---------------

Colorado           $   62,664         $    419,228       $   62,664
Florida             1,523,285            1,290,731          305,901
Georgia                     -               49,337                -
New Jersey            845,794                    -                -
New York               40,402                    -                -
North Carolina        101,581               88,475           23,317
Pennsylvania          340,269                    -                -
Texas                 104,327               60,293            7,702
Virginia              119,383              160,386           19,423
-----------        ----------         ------------       ----------
  Total            $3,544,793         $  2,068,450       $  418,507
                   ===========        ============       ==========

During fiscal 1998, the Company acquired an additional 110 model homes at a cost of $26,170,860 and an average purchase price of approximately $238,000. The Company sold 49 model homes during fiscal 1998 for total sales price of $9,027,514 less costs of sales of $8,701,169 for a net gain of $326,345.




Trends in Operations

The Company's operations have been and continue to accelerate at a rapid pace. For the fiscal year ended June 30, 1998, total purchases of model homes were in excess of $26 million and involved over $20 million in financing. At June 30, 1998, the Company's lease revenues had risen to a level of over $386,000 per month, as compared to $214,000 per month at June 30, 1997, an increase of 80%.

Liquidity and Capital Resources

The Company's cash uses during the twelve months ended June 30, 1998, were for model home acquisitions, interest, and operating expenses. The Company provided for its cash requirements from outside borrowing, various credit facilities, asset turnover, and cash flow from operations. The Company believes that these sources of cash are sufficient to finance its working capital requirements and other needs.


The Company's borrowings are made pursuant to agreements with several financial institutions which have provided credit facilities in excess of $38,750,000 since the Company's inception. At June 30, 1998, the Company had $6,343,000 available under various credit facilities expiring July 1998 through October 2000. Interest is payable monthly at rates ranging from 2 Year Treasuries plus 2.50% to prime plus 1%. The Company and one of its lenders have mutually agreed to increase an existing $10 million credit facility to $45 million. Participants are required for the full line amount to be funded, which the lender is currently working on obtaining. At July 31, 1998, $14.3 million is outstanding under this facility. The Company has also received verbal commitments from three other existing lending institutions to provide additional loans totaling $26.5 million. The Company believes that it will be able to extend and increase current facilities, or negotiate additional facilities, but there can be no assurance of such extensions, increases or additional facilities. For additional information on the Company's borrowings and financing activities, see Notes 5 and 10 to the Company's Consolidated Financial Statements and Business Section.

Surety / Insurance Activities

The Company has received a commitment from a "AAA" rated major domestic based insurer to issue two Lease Bonds totaling $60,000,000. The Company intends to utilize this commitment for model homes previously acquired or to be acquired. The Lease Bond insures the timely payment by the lessee of the lease payments. In the event of default by the lessee, the surety has an obligation to continue to make the lease payments. The Company negotiates the premium for the surety bonds on a case by case basis.

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

The Company has received a commitment from a "A" rated major domestic based insurer to issue a Lease Bond in the amount of $20,000,000. The Lease Bond insures the timely payment by the lessee of the lease payments. In the event of default by the lessee, the surety has an obligation to continue to make the lease payments. The Company negotiates the premium for the surety bonds on a case by case basis.

The intent of these types of arrangements is to reduce cost of funds and thereby increase profitability. The agreements are subject to the following conditions; (i) satisfactory completion of due diligence regarding the assets to be acquired , (ii) the execution of bank or institutional financing, and
(iii) agreement to final wording of all related legal documentation.


Cash Flows:
Net cash provided by operating activities totaled $508,000, comprised of a net loss of $157,000, plus net adjustments for non-cash items of $906,000, less a net change in other operating assets and liabilities of $241,000.

Net cash provided by investing activities totaled $3,017,000, comprised of $8,929,000 from the sale of model homes, $1,716,000 from the sale of land, and $212,000 from the note receivable of divested segment, offset by $7,840,000 in model home purchases.

Net cash used in financing activities totaled $3,991,000, comprised of principal payments on mortgages payable of $7,614,000, deferred costs of $339,000, and purchase of treasury stock of $20,000, offset by proceeds from mortgages payable of $3,981,000.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

                                      NONE

                                    PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Executive Officers and Directors

The executive officers and directors of the Registrant are:


Name                    Age            Position
-------------------     ---            ------------------------------------
David Miller             53            Chairman of the Board

Samuel G. Weiss          49            President, Secretary, Counsel
                                       and Director

John P. Kushay           38            Vice President, Chief Financial Officer,
                                       Treasurer and Director

Richard K. LeBlond III   47            Senior Vice President

Don B. Lederman          47            Vice President, Sales & Marketing


Joan E. Kushay           37            Vice President, Assistant Secretary
                                       and Director

Ralph Wilson             67            Director

Kenneth MacKenzie        64            Director

All directors will hold office until the next annual meeting of shareholders and until their successors have been elected and qualified. Officers of the Registrant are elected and serve until their death, resignation or removal by the directors. There are no family relationships among the officers and directors, other than the fact that John Kushay and Joan Kushay are husband and wife, and there is no arrangement or understanding between the Company (or any of its directors) and any other person pursuant to which that person was or is to be selected as a director or officer.

David Miller, was appointed Chairman of the Board on July 29, 1997. Mr. Miller has been engaged as a strategic consultant to the Company since its organization. Prior to his consulting engagement, Mr. Miller had been a strategic consultant to several companies, including Antares Resources Corporation, since 1992, and Priority Capital Corporation since 1993. Since 1994, Mr. Miller has served as Chairman of the Board of Lite 'N Low, Inc., a holding company not actively engaged in business.

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

Richard K. LeBlond III, was appointed Senior Vice President in June 1998. Prior to joining JJFN Services, Mr. LeBlond was the Vice President for Strategy and Business Development at the Avon Group, Inc., an insurance brokerage concern, where he concentrated on credit related surety products, since February 1997. From January 1990 to January 1997, Mr. LeBlond was a self-employed sales, marketing and business development consultant, specializing in media and communications business concerns. His services included strategic business plan development, identification of business prospects and sales strategy development.

Don B. Lederman, was appointed Vice President, Sales & Marketing in November 1996. Prior to joining the Company, Mr. Lederman had been Director - Sales & Marketing, at K. Hovnanian Companies of Florida, since July 1993. From September 1988 to July 1993, he was Project and Sales Manager at Kennedy Properties, Ltd. He has over 14 years experience in the sales and marketing of new homes, product design, community and land planning.

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

Kenneth MacKenzie, was elected a Director of the Company in November 1996. From 1985 to 1996, Mr. MacKenzie served as co-executive director of The Institute of Business Appraisers Inc. and President of Southeast Business Investment Corp. of Boynton Beach, Florida. In January 1997, Mr. MacKenzie founded Southeast Business Appraisal Corporation which specializes in appraisals and valuations of businesses. Mr. MacKenzie devotes only such time as is necessary to the business of the Company.

The Company considers Kenneth MacKenzie and Ralph Wilson to be independent directors, as they are not employees and have no affiliation with the promoters, officers or directors of the Company.


Reporting under Section 16

Based upon a review of the Forms 3, Forms 4 and Forms 5 furnished to the Registrant with respect to its most recent fiscal year by its officers, directors and holders of 10% or more of its outstanding Common Stock, the following persons and entities failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the fiscal year ended June 30, 1998:


Name               Type of Report         Date filing       Date filing
                                           Required           Made

David Miller            Form 4          January 10, 1998     February 27, 1998
Samuel G. Weiss         Form 4          January 10, 1998     February 27, 1998
John P. Kushay          Form 4          January 10, 1998     February 27, 1998
Joan E. Kushay          Form 4          January 10, 1998     February 27, 1998
Ralph Wilson            Form 4          January 10, 1998     February 27, 1998
Kenneth MacKenzie       Form 4          January 10, 1998     February 27, 1998
Don Lederman            Form 4          January 10, 1998     February 27, 1998

Note: The Form 4 Report relates to the issuance of stock options. See Note 8 to the Company's Consolidated Financial Statements.

ITEM 11.        EXECUTIVE COMPENSATION

Through June 30, 1998, compensation to current employees, consultants, directors or officers of the Company were paid as follows:

David Miller           $ 252,000  (1)

(1) Does not include 200,000 stock options granted in December 1997.

The Company reimbursed all employees, consultants, officers and directors for out-of-pocket expenses incurred in the pursuit of their duties; such reimbursements were $74,238 in the aggregate through June 30, 1998.

Effective January 1, 1998, the Company entered into an employment contract with David Miller calling for his employment as Chairman for a period of ten
(10) years at a starting salary of $225,000 per year. On the same date, the Company entered into any employment contract with John Kushay calling for his employment as Vice President and Chief Financial Officer for a period of five
(5) years at a starting salary of $91,000 per year.




ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of August 10, 1998, for
(i) each director, (ii) all directors and officers of the Company as a group,
(iii) each person known to the Company to own beneficially five percent (5%) or more of the outstanding shares of the Company's Common Stock.

The persons named in the table have sole voting and investment power with respect to all of the Common Stock shown as beneficially owned by them, subject to community property laws where applicable.

Does not include options to purchase Common Stock which can not be exercised within 60 days. See Note 7 of the Company's Consolidated Financial Statements.

Executive Officers and Directors          Shares Owned      Percentage Owned
-------------------------------------     --------------    ----------------
David Miller                                4,084,368            24.0%
3565 NW 61st Circle
Boca Raton, FL  33496

Samuel G. Weiss                               154,165             0.9%
30 Main Street
Port Washington, NY  11050

Joan E. Kushay                                154,200             0.9%
618 Cypress Green Circle
Wellington, FL  33414

Ralph Wilson                                  157,500             0.9%
7 Ensign Lane
Massapequa, NY  11758

                                          --------------    ----------------
All directors and officers as a group       4,550,233            26.7%
                                          --------------    ----------------


5% Stockholders                           Shares Owned      Percentage Owned
-------------------------------------     --------------    ----------------
Scott Miller                                1,333,500             7.8%
3565 NW 61st Circle
Boca Raton, FL  33496

Rita Miller                                 1,333,500             7.8%
89 Middle Road
Sands Point, NY  11050

Helen Miller Irrevocable                    1,250,000             7.3%
Trust No.1, Libo Fineberg, Trustee
3500 Gateway Drive
Pompano Beach, FL  33069

Lite 'N Low, Inc.                           1,050,000             6.2%
50 Commercial Street
Plainview, NY  11803

Priority Capital                            1,050,000             6.2%
50 Commercial Street
Plainview, NY  11803

Susan Schlapkohl                            1,000,000             5.9%
199 Shelter Lane
Jupiter, FL  33469
See Item 3. LEGAL PROCEEDINGS




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
                                                                    ===========

Notes Payable - Stockholders

Stockholder loans payable arose from advances various stockholders have made to the Company. The notes are payable on demand and accrue interest at 9%. Interest on stockholder notes payable totaled $103,252 for the year ended June 30, 1998, $33,815 for the year ended June 30, 1997, and $82,109 for the period November 2, 1995 through June 30, 1996. On June 30, 1996, stockholder loans totaling $1,442,656 plus accrued interest of $103,265 were converted to 1,288,268 shares of the Company's common stock. At June 30, 1998 and June 30, 1997, stockholder loans of $1,025,907 were still outstanding.

The Company issued 2,101,094 warrants during the year ended June 30, 1998 and 1,026,000 warrants during the year ended June 30, 1997, to stockholders who had made loans to the Company. The warrants are exercisable at the fair value of the stock on the date the warrant was issued.




PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     Financial Statements

Item                                                             Page Number

Index to consolidated financial statements                              F-1

Independent Auditors' Report                                            F-2

Consolidated balance sheets as of June 30, 1998 and 1997          F-3 - F-4

Consolidated statements of operations for the year ended
 June 30, 1998 and 1997 and for the period November 2, 1995
 (date of incorporation) through June 30, 1996                          F-5

Consolidated statements of stockholders' equity for the year ended
 June 30, 1998 and 1997 and for the period November 2, 1995
 (date of incorporation) through June 30, 1996                          F-6


Consolidated statements of cash flows for the year ended
 June 30, 1998 and 1997 and for the period November 2, 1995
 (date of incorporation) through June 30, 1996                          F-7

Notes to consolidated financial statements                       F-8 - F-25


Other schedules are either not applicable to the Registrant or have been omitted because the required information is included in the financial statements or notes thereto.


(b)     Reports on Form 8-K

No reports on Form 8-K were filed in the fourth quarter of the fiscal year ended June 30, 1998.

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

10.7                  X                   Agreement reforming the
                                          Purchase Agreement
                                          between JJFN and Iron
                                          Eagle Contracting Corp.

10.8                  X                   Form of Purchase Agreement, Lease and
                                          and Exclusive Sale Agreement between
                                          the Company and Engle Homes Inc.

               Incorporated by
               Reference to Form
Exhibit No.    10K June 30, 1997          Description
-----------    -------------------------  -----------------------------------

10.9                  X                   Purchase Contract, Option Contract
                                          and Development Contract with Engle
                                          Homes, dated September 18, 1996.

10.10                 X                   Loan Agreement with Capital Bank
                                          dated September 18, 1996.

10.11                 X                   Loan Agreement with Capital Bank
                                          dated July 31, 1996.

10.12                 X                   Employment Contract with David
                                          Miller dated as of July 29, 1997.

10.13                 X                   Incentive Stock Plan of the Company.

11.1         (Filed herewith)             Statement regarding computation of
                                          per share earnings.

12.1         (Filed herewith)             Schedule identifying schedules
                                          omitted

21.1         (Filed herewith)             List of Company subsidiaries.

27           (Filed herewith)             Financial Data Schedule


(d)     Financial Schedules

None applicable.


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JJFN SERVICES, INC.


By:     /s/Samuel G. Weiss
Samuel G. Weiss, President, Chief Executive Officer


By:     _/s/John P. Kushay
John P. Kushay, Treasurer,
Chief Financial Officer and
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/David Miller                             Dated: August 19, 1998
David Miller, Director

/s/Samuel G. Weiss                          Dated: August 19, 1998
Samuel G. Weiss, Director

/s/Joan E. Kushay                           Dated: August 19, 1998
Joan E. Kushay, Director

/s/John P. Kushay                           Dated: August 19, 1998
John P. Kushay, Director

/s/Ralph Wilson                             Dated: August 19, 1998
Ralph Wilson, Director

/s/Kenneth MacKenzie                        Dated: August 19, 1998
Kenneth MacKenzie, Director



                              JJFN SERVICES, INC.
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                         Page



Independent auditors Report                                                F-2

Consolidated balance sheets as of June 30, 1998 and 1997             F-3 - F-4

Consolidated statements of operations for the years ended June 30,
1998 and 1997, and for the period November 2, 1995 (date of
incorporation) through June 30, 1996                                       F-5

Consolidated statements of stockholders equity for the years ended June 30, 1998 and 1997, and for the period November 2, 1995
(date of incorporation) through June 30, 1996                              F-6

Consolidated statements of cash flows for the years ended June
30, 1998 and 1997, and for the period November 2, 1995 (date of
incorporation) through  June 30, 1996                                      F-7

Notes to consolidated financial statements                          F-8 - F-25



                          INDEPENDENT AUDITORS REPORT


The Board of Directors
JJFN Services, Inc. and subsidiaries
Boca Raton, Florida


We have audited the accompanying consolidated balance sheets of JJFN Services, Inc. and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders equity, and cash flows for the years ended June 30, 1998 and 1997, and for the period November 2, 1995 (date of incorporation) through June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JJFN Services, Inc. and subsidiaries as of June 30, 1998 and 1997, and the results of its consolidated operations and its consolidated cash flows for the years ended June 30, 1998 and 1997, and for the period November 2, 1995 (date of incorporation) through June 30, 1996, in conformity with generally accepted accounting principles.



HORTON & COMPANY, L.L.C.




Wayne, New Jersey
August 3, 1998



                              JJFN SERVICES, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                               June 30,
                                                     --------------------------
                                                          1998          1997
                                                     --------------------------
Revenue producing assets:
  Model homes on lease, at cost, net of
   accumulated depreciation of $906,679 in 1998,
   and $484,176 in 1997                              $ 37,781,052  $ 20,925,073
  Real estate under contract for development
   and sale                                                     -     8,591,956
                                                      -----------   -----------
        Total revenue producing assets                 37,781,052    29,517,029
                                                      -----------   -----------
Other assets:
  Cash                                                    365,227       831,266
  Net assets realizable on divestiture                  1,100,000     1,312,500
  Deferred charges and goodwill                           845,700       606,962
  Other                                                    94,097       162,538
                                                      -----------   -----------
        Total other assets                              2,405,024     2,913,266
                                                      -----------   -----------
        Total assets                                  $40,186,076   $32,430,295
                                                      ===========   ===========













                 See notes to consolidated financial statements






                              JJFN SERVICES, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               June 30,
                                                     --------------------------
                                                          1998          1997
                                                     --------------------------



Liabilities:
   Mortgages payable                                 $ 30,512,635  $ 22,632,465
   Accounts payable and accrued expenses                  481,763       467,214
   Unearned rental revenue                                203,367       215,343
   Stockholder loans                                    1,025,907     1,025,907
                                                      -----------   -----------
        Total liabilities                              32,223,672    24,340,929
                                                      -----------   -----------

Commitments                                                     -             -

Stockholders' equity:
 Convertible preferred stock, $.01 par value
   25,000,000 shares authorized,
   400,000 shares issued and outstanding
     in 1998 and 1997                                       4,000         4,000
 Common stock, $.001 par value
   50,000,000 shares authorized
   17,012,005 shares issued,
     16,934,085 outstanding in 1998                        17,012             -
   16,811,990 shares issued and outstanding in 1997             -        16,812
 Additional paid-in capital                             8,346,552     8,296,049
 Treasury stock, 77,920 shares at cost                    (20,354)            -
 Accumulated deficit                                     (384,806)     (227,495)
                                                      -----------   -----------
        Total stockholders' equity                      7,962,404     8,089,366
                                                      -----------   -----------
        Total liabilities and stockholders' equity    $40,186,076   $32,430,295
                                                      ===========   ===========







                 See notes to consolidated financial statements




                              JJFN SERVICES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                November 2, 1995
                                                                    (date of
                                         Year Ended June 30,     incorporation)
                                      -------------------------     through
                                         1998          1997       June 30, 1996
                                      ------------  -----------   -------------
Revenues:
 Lease revenue                        $ 3,544,793   $ 2,068,450    $   418,507
 Land development income                    8,771       824,207              -
 Sales of model homes                   9,027,514     4,528,600        515,000
 Land development sales                 8,591,956             -              -
 Interest income                          129,488       103,681           5,411
 Gain on sale of marketable securities          -             -          26,250
                                      ------------  -----------   -------------
                                       21,302,522     7,524,938         965,168
                                      ------------  -----------   -------------
Costs and expenses:
 Interest and financing costs           2,134,870     1,660,803         249,038
 Cost of model homes sold               8,701,169     4,448,915         507,244
 Cost of land development               8,591,956             -               -
 Corporate                              1,147,978     1,057,849         246,599
                                      ------------  -----------   -------------
                                       20,575,973     7,167,567       1,002,881
                                      ------------  -----------   -------------
Income(loss) before depreciation
  and amortization                        726,549       357,371         (37,713)
                                      ------------  -----------   -------------
Depreciation and amortization           1,181,860       707,345         124,682
                                      ------------  -----------   -------------
Loss from continuing operations
  before income tax benefit              (455,311)     (349,974)       (162,395)

Income tax benefit                        298,000        77,000               -
                                      ------------  -----------   -------------
Loss from continuing operations          (157,311)     (272,974)       (162,395)

Discontinued operations, net of taxes:
  Loss from divested operations                 -       (54,444)        (22,558)
  Gain on disposal of divested operations       -       284,876               -
                                      ------------  -----------   -------------
                                                -       230,432         (22,558)
                                      ------------  -----------   -------------
Net loss                                 (157,311)      (42,542)       (184,953)

Preferred stock distribution                    -         5,000          40,000
                                      ------------  -----------   -------------
Loss applicable to
  common shareholders                 $  (157,311)  $  (47,542)   $   (224,953)
                                      ============  ===========   =============
Earnings (loss) per share data:
  Continuing operations               $     (0.01)  $    (0.01)   $      (0.02)
  Divested operations                           -         0.01               -
                                      ------------  -----------   -------------
Net loss per share                    $     (0.01)  $     0.00    $      (0.02)
                                      ============  ===========   =============

                 See notes to consolidated financial statements

                              JJFN SERVICES, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

        For the years ended June 30, 1998 and 1997, and for the period
         November 2, 1995 (date of incorporation) through June 30, 1996

                                      Preferred stock          Common Stock
                                    ------------------   ---------------------
                                     Shares    Amount      Shares      Amount
                                    --------  --------   ----------   --------
Common stock issued at inception          -     $   -    10,000,000   $10,000

Preferred stock issued               400,000     4,000            -         -

Preferred distributions                    -         -            -         -

Common stock issued in merger              -         -    4,084,990      4,085

Common stock issued under
option and consulting agreements           -         -      125,000        125

Common stock issued in conversion
of line of credit and stockholder loans    -         -    1,750,000      1,750

Net loss                                   -         -            -          -
                                    --------  --------   ----------   --------
Balances, June 30, 1996              400,000     4,000   15,959,990     15,960
                                    --------  --------   ----------   --------

Common stock issued under
  option agreements                        -         -      700,000        700

Common stock issued in
  satisfaction of expenses                 -         -      152,000        152

Preferred Distributions                    -         -            -          -

Net loss                                   -         -            -          -
                                    --------  --------   ----------   --------
Balances, June 30, 1997              400,000  $  4,000   16,811,990   $ 16,812
                                    --------  --------   ----------   --------
Common stock issued in satisfaction
  of expenses                              -         -      200,015        200

Net loss                                   -         -            -          -
                                    --------  --------   ----------   --------
Balances, June 30, 1998              400,000  $  4,000   17,012,005   $ 17,012
                                    ========  ========   ==========   ========

                                   Additional   Treasury Stock
                                    Paid-In    ----------------     Accumulated
                                    Capital    Shares    Amount      Deficit
                                  ----------   ----------------     ----------
Common stock issued at inception  $1,490,000        -    $    -     $        -

Preferred stock issued               996,000        -         -              -

Preferred distributions              (40,000)       -         -              -

Common stock issued in merger      3,760,296        -         -              -

Common stock issued under
option and consulting agreements     149,875        -         -              -

Common stock issued in conversion
of line of credit and stockholder
loans                              1,867,064        -         -              -

Net loss                                   -        -         -       (184,953)
                                  ----------   ----------------     -----------
Balances, June 30, 1996            8,223,235        -         -       (184,953)
                                  ----------   ----------------     -----------

Common stock issued under
  option agreements                        -        -         -              -

Common stock issued in
  satisfaction of expenses            77,814        -         -              -

Preferred Distributions               (5,000)       -         -              -

Net loss                                   -        -         -        (42,542)
                                  ----------   ----------------     -----------
Balances, June 30, 1997           $8,296,049        -         -     $ (227,495)
                                  ----------   ----------------     -----------
Common stock issued in
  payment of indebtedness             50,503        -         -              -

Treasury stock purchased                  -   (77,920)  (20,354)             -

Net loss                                  -         -         -       (157,311)
                                  ----------  ------------------    -----------
Balances, June 30, 1998           $8,346,552  (77,920) $(20,354)    $ (384,806)
                                  ==========  ==================    ===========
                 See notes to consolidated financial statements

                              JJFN SERVICES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       11/2/95
                                                                       (date of
                                                 Year Ended June 30,   incorp.)
                                                ---------------------  through
                                                   1998       1997     6/30/96
                                                ---------- ---------- ----------


Net loss                                        $(157,311) $ (42,542) $(184,953)
 Adjustments to reconcile net loss to net cash  ---------- ---------- ----------
  provided by (used in) operating activities:
   Amortization expense                           455,911    242,050     27,863
   Depreciation expense                           725,949    465,295     96,819
   Non-cash expenses of divested operations             -     28,618     13,504
   Gain on sale of model homes                   (326,345)   (79,685)    (7,756)
   Gain on sale of marketable securities                -          -    (26,250)
   Gain on sale of divested operations                  -   (284,876)         -
   Operating expenses satisfied through issuance
       of common stock                             50,703     77,966          -
    Changes in assets and liabilities, net of
     effects from business combination:
      Increase in net operating assets of
        divested segment                                -   (224,175)  (185,981)
      Increase in miscellaneous assets             54,896     59,577     62,176
      Increase in deferred income tax asset      (298,000)   (77,000)         -
      Increase in accounts payable and
        accrued expenses                           14,550    345,475     18,763
      Increase in unearned rental revenue         (11,976)   155,207     60,136
                                                ---------- ---------- ----------
         Total adjustments                        665,688    708,452     59,274
                                                ---------- ---------- ----------
         Net cash provided by (used in)
           operating activities                   508,377    665,910   (125,679)
                                                ---------- ---------- ----------
Cash flows from investing activities:
    Cash acquired in business combination               -          -  1,044,480
    Purchase of model homes and real estate    (7,840,827)(4,442,544)(2,018,818)
    Proceeds from sale of model homes           8,929,429  4,457,977    229,520
    Proceeds from sale of land                  1,716,956          -          -
    Proceeds from sale of marketable securities         -    239,250    313,750
    Capital expenditures                             (607)   (27,838)   (53,568)
    Acquisition costs                                   -          -    (36,121)
    Proceeds from note receivable of
      divested segment                            212,500          -          -
                                                ---------- ---------- ----------
     Net cash provided by (used in)
       investing activities                     3,017,451    226,845   (520,757)
                                                ---------- ---------- ----------
Cash flows from financing activities:
    Proceeds from mortgages payable             3,981,691  1,577,688  1,383,099
    Principal payments on mortgages payable    (7,614,045)(3,846,200)  (148,462)
    Deferred finance charges                     (330,829)  (254,400)  (104,579)
    Deferred offering costs                        (8,330)         -          -
    Proceeds from stockholder loans                     -  1,705,000    158,250
    Loans from affiliates                               -          -    158,851
    Preferred distributions                             -    (15,000)   (30,000)
    Proceeds from issuance of common stock              -        700          -
    Purchase of treasury stock                    (20,354)         -          -
                                                ---------- ---------- ----------
     Net cash provided by (used in)
       financing activities                    (3,991,867)  (832,212) 1,417,159
                                                ---------- ---------- ----------
Net increase (decrease) in cash                  (466,039)    60,543    770,723

Cash at beginning of period                       831,266    770,723          -
                                                ---------- ---------- ----------
Cash at end of period                           $ 365,227  $ 831,266  $ 770,723
                                                ========== ========== ==========


                 See notes to consolidated financial statements
                                      F-7


                              JJFN SERVICES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


For the years ended June 30, 1998 and 1997, and for the period
November 2, 1995 (date of incorporation) through June 30, 1996


1. Summary of significant accounting policies

This summary of significant accounting policies of JJFN Services, Inc. and subsidiaries (hereinafter JJFN or the Company) is presented to assist in understanding the consolidated financial statements. The consolidated financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the consolidated financial statements.

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

        Principles of consolidation

The accompanying consolidated financial statements include the accounts of JJFN Services, Inc. for the years ended June 30, 1998 and 1997, and for the period November 2, 1995 (date of incorporation) through June 30, 1996, and of its inactive, wholly-owned subsidiary, JJFN Holdings, Inc. (Holdings) from its date of acquisition, May 15, 1996 (Note 2) and of its wholly-owned subsidiary, Model Funding I, L.L.C. (MFI) from its date of inception, July 7, 1997. Intercompany transactions and balances have been eliminated in consolidation.

        History and business activity

The Company is engaged in two lines of business, both with major homebuilders and real estate developers:

1) The purchase and leaseback of fully-furnished model homes.

2) The contract acquisition, development and sale of real estate.

From its inception through June 30, 1998, the Company has purchased a total of 246 model homes and sold 75, resulting in a portfolio of 171 model homes owned at June 30, 1998. All such purchases have been from seven nationally-known, publicly-traded homebuilders and real estate developers. Concurrent therewith, the Company entered into arrangements to lease the units back to the builders under operating lease agreements (Note 4). The Company also acquired and sold a tract of land which was being developed by a homebuilder (Note 4).

1.      Summary of significant accounting policies (continued)

                Bankruptcy-remote special-purpose subsidiary

During 1997, the Company formed Model Funding I, L.L.C. (MFI), a wholly-owned, bankruptcy-remote, special-purpose subsidiary. A bankruptcy-remote entity is established in a fashion intended to minimize the possibility that the entity could become a debtor in a bankruptcy or insolvency proceeding. A special-purpose entity is established with a limited purpose. It is generally not authorized under its certificate of incorporation to incur liabilities or engage in business except in ways that are necessary or advisable in connection with the securitization in which it is to be involved. MFI was formed for the exclusive purpose of acquiring model homes and leasing them back to a single major real estate developer and homebuilder until such time as they are sold to third parties.

On March 31, 1998, MFI acquired 29 model homes from the homebuilder for an aggregate purchase price of $7,091,507. Simultaneously, MFI closed on a $10,000,000 revolving credit facility (Note 5) with a New England financial institution (a financial services subsidiary of a major U.S. industrial corporation) and utilized $5.8 million of the facility to finance the acquisition. On April 29 and 30, 1998, MFI acquired an additional 17 model homes from the homebuilder for an aggregate purchase price of $4,081,484. MFI utilized an additional $3,627,000 of the revolving credit facility to finance the acquisition. The balance necessary to effect the purchases was provided by the Company on a subordinated basis as required by the loan agreements. The interest on the loan is based on two-year treasuries plus a premium fixed at closing.

MFI and the financial institution have mutually agreed to increase the credit facility up to $20 million for this homebuilder as additional model homes are acquired. The loan agreements impose severe restrictions applicable only to MFI. These restrictions are not applicable to the Company. The restrictive covenants impose limits on the following: (a) employees, (b) operating costs, (c) asset acquisitions, (d) a single lessee, (e) minimum dollar value of lease payments, (f) incurring additional debt without prior approval, and
(g) transaction duration.

Due to the limited nature and short life of MFI's business and the restrictive covenants of the loan documents, MFI has elected not to depreciate the model homes acquired.

                Fair value of financial instruments

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 107, disclosure about Fair Value of Financial Instruments, which requires the disclosure of the fair market value of off- and on-balance sheet financial instruments. The carrying value of all financial instruments, including long- term and short-term debt, cash and temporary cash investments, approximates their fair value at year end.

                Year 2000

The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company has addressed this risk to the availability and integrity of financial systems and the reliability of operational systems.
The Company believes that it will not be adversely affected by the Year 2000 conversion.

1.      Summary of significant accounting policies (continued)

                Concentration of credit risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and net assets realizable on divestiture which consists of a note receivable (Note 11).

At June 30, 1998, the Company had cash balances with two banks which were, in the aggregate, $84,793 in excess of the $100,000 limit insured by the Federal Deposit Insurance Corporation. In addition, there is off-balance sheet risk
to the extent of outstanding checks.   Based on credit analysis of the
financial institutions with which it does business, the Company believes it is not exposed to any significant credit risk on cash. The Company also has one cash account with a restricted balance of $50,000 at June 30, 1998.

Through June 30, 1998, the model homes that the Company has purchased are located in Florida, Colorado, North Carolina, Virginia, Texas, New Jersey, New York, Georgia and Pennsylvania. All such homes have been leased to seven different major homebuilders and real estate developers (Note 4).

                Depreciation

Property and equipment are carried at cost. Depreciation is provided on the straight-line method over the following estimated useful lives:

                Model homes on lease                   30 years
                Office furniture and equipment          5 years
                (included in miscellaneous other assets)

Maintenance and repairs are the responsibility of the lessee under the terms of the leases. Gains or losses or disposition of model homes are included in income.

Depreciation expense was $725,949, $465,295 and $96,819 for the years ended June 30, 1998, 1997 and for the period November 2, 1995 (date of incorporation) through June 30, 1996, respectively.

                Accounting standards changes

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 accounting for the Impairment of long-lived Assets and for long-lived Assets to be Disposed of ("SFAS 121") which is effective for fiscal years beginning after December 15, 1995. The Company has adopted SFAS 121 for the fiscal year beginning July 1, 1996. However, its adoption has not had any material impact on the Company's consolidated financial position. SFAS 121 provides additional guidance on when long-lived assets should be reviewed for possible impairment, how impairment losses should be measured and when such losses should be recognized. In addition to long-lived assets, SFAS 121 amended the accounting standards for valuing real estate assets to the lower of cost or fair value less cost to sell (for certain assets the lower of cost or fair value) from the lower of cost or net realizable value.

1.      Summary of significant accounting policies (continued)

                Accounting standards changes (continued)

In October 1995, the Financial Accounting Standards Board issued accounting for Stock Based Compensation ("SFAS 123") which is effective for fiscal years beginning after December 15, 1995. With respect to stock options granted to employees, SFAS 123 permits companies to continue using the accounting method promulgated by the Accounting Principles Board Opinion No. 25 (APB 25), accounting for Stock Issued to Employees to measure compensation or to adopt
the fair value-based method prescribed by SFAS 123.   The Company has elected
to continue to account for stock-based compensation in accordance with APB 25 and therefore, SFAS 123 has no effect on the financial statements of the Company for the year ended June 30, 1997. Under APB 25, the Company does not recognize compensation expense for its stock option plans as options are granted at an exercise price equal to, or greater than, the market price, the Company would then recognize compensation expense in an amount equal to the excess of the market value of the underlying stock over the exercise price of the stock option. If the APB 25 method is continued and if the differences are material, pro forma disclosures are required as if SFAS 123 accounting provisions were followed. No pro forma disclosures have been presented since, in the opinion of management, the effect of the application of such provision is immaterial to the financial statements for the years ended June 30, 1998 and 1997, and the period ended June 30, 1996.

In June 1997, the Financial Accounting Standards Board issued reporting Comprehensive Income ("SFAS 130") which is effective for years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income consists of foreign currency translation adjustments, unrealized gain and losses on certain investments in debt and equity securities and minimum pension liability adjustments. The Company currently has no items of comprehensive income and therefore is not required to adopt SFAS 130.

                Loss per common share

Loss per common share is computed by dividing the net loss applicable to common stock shareholders by the weighed average number of shares of common stock outstanding during the period. For the years ended June 30, 1998 and 1997, the weighted average number of shares used in the calculation was 16,911,168 and 16,551,091, respectively. For the period November 2, 1995 through June 30, 1996, the weighted average number of shares used in the calculation was 10,801,114. Basic loss per common share does not include the effect of common stock equivalents because the effect of such inclusion would be to reduce loss per common share. Diluted loss per share amounts are not presented because they are anti-dilutive.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards earnings Per Share, ("SFAS 128") which require companies to present basic earnings per share (EPS) and diluted earnings per share, instead of the primary and fully diluted EPS that was formerly required. The new standard requires additional informational disclosures, and also makes certain modifications to the currently applicable EPS calculations defined in Accounting Principles Board No. 15. The new standard is required to be adopted by all public companies for reporting periods ending after December 15, 1997, and requires restatement of EPS for all prior periods reported. Under the requirements of SFAS 128, the Company's basic loss per share for the year ended June 30, 1997 and 1998 and the period November 2, 1995 through June 30, 1996 remains the same.

1.      Summary of significant accounting policies (continued)

Reclassifications

Certain reclassifications have been made to the 1997 financial statements to conform the 1998 presentation.

2.      Business combination

In a statutory merger which became effective May 15, 1996, the Company acquired all of the stock of Holdings in exchange for 4,084,990 shares of its
$.001 par value common stock.   The value of the stock issued was $3,764,381,
based on the fair market value of the net assets acquired. The acquisition has been accounted for under the purchase method and accordingly, the operating results of Holdings and its wholly-owned subsidiary, Iron Eagle Contracting and Mechanical, Inc. (IECM), have been included in the consolidated operating results since the date of acquisition. Effective October 1, 1996, the Company divested itself of the operations of IECM (Note
11).

Holdings was a publicly-held company which was inactive until it commenced operations as a construction contractor through its wholly-owned subsidiary, IECM, on December 29, 1995. Under the terms of the merger agreement, Priority Financial, Inc. (PFI), a wholly- owned subsidiary of the Company, merged into Holdings which became the surviving subsidiary corporation. On the effective date of the merger, each non-dissenting Holdings shareholder received one share of the Company's common stock for each 50 shares of preferred stock owned. On the effective date of the merger, the Company also assumed the rights and obligations of Holdings.

The merger agreement also provided that the Company file a registration statement with the Securities and Exchange Commission in order to register all shares issued, or to be issued, to Holdings shareholders. The registration statement became effective on May 8, 1996, and the merger was completed on May 15, 1996. As a result, JJFN Services, Inc. became a publicly-held company.

The following unaudited information has been prepared on a pro forma basis as if Holdings had been acquired as of the beginning of the period November 2, 1995 through June 30, 1996:

        Revenues                                 $ 1,318,007
        Costs and expenses                         1,882,084
                                                 ------------
        Loss from operations                        (564,077)
        Other income                                  38,143
                                                 ------------
        Net loss                                 $  (525,934)
                                                 ============
        Net loss per share                       $      (.04)
                                                 ============
        Average shares outstanding                14,050,871
                                                 ============

The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the Holding acquisition been consummated as of the beginning of the period presented, nor are they necessarily indicative of future operating results.

3.      Deferred charges and goodwill

Deferred charges and goodwill consist of the following:

                                                            June 30,
                                                     -----------------------
                                                       1998           1997
                                                     --------       --------
     Deferred finance charges                        $373,712       $429,191
     Deferred offering costs                           62,160         53,829
     Deferred income tax asset                        375,000         77,000
     Goodwill                                          34,828         46,942
                                                     --------       --------
                                                     $845,700       $606,962
                                                     ========       ========

Deferred finance charges are carried at cost. Amortization is provided on the straight-line method over the lives of the loans to which the deferred finance charges relate. Amortization expense of deferred finance charges was $443,797 for the year ended June 30, 1998, $229,936 for the year ended June
30, 1997 and $26,349 for the period ended June 30, 1996.   Accumulated
amortization of deferred finance charges totaled $697,783 and $256,285 at June 30, 1998 and 1997, respectively.

Goodwill is carried at cost and is being amortized over a fifteen-year period. For the years ended June 30, 1998 and 1997, and for the period ended June 30, 1996, amortization expense of goodwill totaled $12,114, $12,114 and $1,514, respectively. Accumulated amortization of goodwill was $25,742 and $13,628 at June 30, 1998 and 1997, respectively.

4.      Leasing and option fee arrangements

                Leasing arrangements

The Company has entered into a series of operating leases with seven different major homebuilders and real estate developers (the Lessee) (Note 1) which provide for monthly lease payments equal to 1% of the Company's purchase price of each premises. Under the terms of the lease agreements, all expenses arising during the term of the lease shall be paid by the Lessee including, but not limited to, utilities, homeowner association assessments, maintenance, insurance and real estate taxes. Monthly revenue from leases existing at June 30, 1998, 1997 and 1996 was $386,877, $214,093 and $113,293,
respectively.

The leases terminate only upon the sale of the model homes. In connection therewith, the Company has entered into listing agreements with brokerage affiliates of some of the Lessees. Such agreements specify that the commission to the affiliate shall range from 2% to 5% of the sales price of the home. The agreements also provide for sales incentives to the brokers. The sales price may not be less than the original cash closing purchase price unless the Lessee elects to fund any deficiency at the closing.

4. Leasing and option free arrangements (continued)

                Leasing agreements (continued)

The Lessees have provided surety bonds, letters of credit or cash in order to assure the performance of their obligations. The financial instruments provided by Lessees are equal to 5% of the Company's purchase price including related costs.

For the year ended June 30, 1998, the Company sold 49 of its model homes for a total sales price of $9,027,514. The Company recognized a net gain on the sales of $326,345. For the year ended June 30, 1997, the Company sold 23 of its model homes for a total sales price of $4,528,600. The Company recognized a net gain on the sales of $79,685. During the period November 2, 1995 through June 30, 1996, the Company sold three of its model homes for a total sales price of $515,000. The Company recognized a net gain on the sales of $7,756.

                Option fee arrangements

During September 1996, the Company acquired a 70-acre tract of land to be developed by a homebuilder for 370 residential units at a cost of $8,591,956. In addition, the Company entered into a development agreement to reimburse the homebuilder up to a maximum of $4,500,000 for site development costs.
Any excess costs are for the sole account of the homebuilder. In addition, the Company entered into a purchase option agreement whereby the developer agreed to purchase the property on a finished-lot basis over a scheduled three- year period and to provide a $1,719,000 deposit and post a performance bond to secure their performance under the development agreement. During the period from the Company's original acquisition of the land until the developer purchases the finished lots, the developer was obligated to pay a non-refundable monthly option fee equal to 1% of the Company's total costs including acquisition cost, closing costs, plus sums paid under the development agreement.

During June 1997, the Company was advised by the homebuilder that it was electing to fully exercise its option to purchase the approximate 70-acre tract of land being developed for 370 residential units and terminate the development agreement. The homebuilder exercised the option on July 3, 1997, and purchased the property for the sum of $8,591,956.

4. Leasing and option free arrangements (continued)

                Major customers

Revenues derived from two lessees, Hovnanian Enterprises, Inc. and subsidiaries (Hovnanian) and Engle Homes, Inc. and subsidiaries (Engle), represent 87%, 86% and 100% of total lease and option fee revenue for the years ended June 30, 1998, June 30, 1997, and the period ended June 30, 1996, respectively. Summaries of operating results and net assets of Hovnanian and Engle follows:

Hovnanian Enterprises, Inc. and subsidiaries
Results of Operations
(In thousands)                Six-months ended      Year ended October 31,
                               April 30, 1998     1997       1996       1995
                              ----------------  --------   --------   --------
Revenues                             $212,320   $784,136   $807,464   $777,745
Operating expenses                   $204,710   $796,260   $782,458   $756,091
Net income (loss)                    $  5,013   $ (6,970)  $ 17,287   $ 14,128
Total assets                         $624,906   $637,082   $614,111   $645,378
Total liabilities                    $435,098   $458,320   $420,489   $469,043
Total stockholders equity            $189,808   $178,762   $193,622   $176,335

Engle Homes, Inc. and subsidiaries
Results of Operations
(In thousands)                Six-months ended      Year ended October 31,
                               April 30, 1998     1997       1996       1995
                              ----------------  --------   --------   --------
Revenues                             $214,752   $425,295   $332,088   $244,528
Operating expenses                   $203,996   $403,396   $318,387   $234,992
Net income                           $  5,805   $ 13,468   $  8,495   $  5,912
Total assets                         $405,749   $288,412   $284,789   $251,918
Total liabilities                    $252,457   $195,232   $203,297   $177,812
Total stockholders equity            $153,292   $ 93,180   $ 81,492   $ 74,106

5.      Mortgages payable

Mortgages payable consist of the following:

                                                                 June 30,
                                                             1998        1997
                                                         ----------  -----------
Mortgage payable to a bank, bearing interest at prime   $12,051,393  $ 9,649,109
plus 1/2% for Florida properties and prime plus 1% for non-Florida properties, with interest only payable monthly. The note is part of a revolving loan agreement with a limit of $15 million at June 30, 1998 and $13 million at June 30, 1997, which is payable on July 31, 1999. Upon renewal of the facility in July 1998, the interest rate was reduced to prime for Florida properties and prime plus 1/2% for non-Florida properties. The loan is secured by model homes purchased and by the related leases described in Note 4.

Mortgage payable to a New England financial               9,418,437           -
institution, bearing interest from 8.7% to 8.8% payable in monthly installments totaling $94,497.
The notes are part of a $10 million revolving loan agreement which is payable in September and October of 2000. The loan is secured by model homes purchased and by the related leases described in Note 4.

Mortgage payable to a bank, bearing interest at the       5,410,053           -
banks prime rate plus 1% with interest only payable monthly. The note is part of an $8 million revolving loan agreement which is payable on January 31, 2000.
The loan is secured by model homes purchased and by the related leases described in Note 4.

Mortgage payable to a bank in monthly installments of     1,498,865    2,156,062
$32,191, including interest at 9.25%, until maturity in April 1999. The loan is secured by model homes purchased and by the related leases described in Note 4.

Mortgage payable to a bank, bearing interest at 7.95%       976,908           -
with interest only payable monthly. The note is part of a $1.2 million revolving loan agreement which is payable on March 26, 2000. The loan is secured by model homes purchased and by the related leases described in Note 4.

Mortgage payable to a bank in monthly installments of       731,458           -
$10,100, including interest at 9.5%, until maturity in June 2000 when the remaining principal balance will be paid. The loan is secured by model homes purchased and by the related leases described in Note 4.

Mortgage payable to a bank in monthly installments of       243,071      416,499
$5,502, including interest at 9.25%, until maturity in January 2000. The loan is secured by model homes purchased and by the related leases described in Note 4.

Mortgage payable to a bank in monthly installments of       182,450      801,557
$5,063, plus interest at the LIBOR rate plus 2.85%, until maturity in June 1998. The loan is secured by model homes purchased and by the related leases described in Note 4. The Company is currently in the process of refinancing this mortgage payable. This loan was repaid in full in July 1998.


5.      Mortgages payable (continued)

                                                                 June 30,
                                                             1998        1997
                                                         ----------  -----------
Mortgage payable to a bank, bearing interest at prime            -   $ 6,875,000
plus 1% with interest only payable monthly. The loan balance is due October 1997. The loan is secured by real estate purchased and by a related opinion fee agreement described in Note 4. This loan was repaid in-full in July 1997.

Mortgage payable to a bank, bearing interest at 8.625%           -     1,532,235
with interest only payable monthly. The loan balance is due May 1998. The loan is secured by model homes purchased and by the related leases described in Note 4.
This loan was repaid in full in January 1998.

Mortgage payable to a bank, bearing interest at prime            -     1,202,003
plus 1% with interest only payable monthly.  The loan
balance is due February 1998.  The loan is secured by
model homes purchased and by the related leases
described in Note 4.  This loan was repaid in full in
January 1998.
                                                        -----------  -----------
                                                        $30,512,635  $22,632,465
                                                        ===========  ===========

At June 30, 1998, maturities of mortgages payable are as follows:

                Year ending June 30, 1999        $  2,087,560
                Year ending June 30, 2000          19,682,972
                Year ending June 30, 2001           8,742,103
                                                 ------------
                                                  $30,512,635
                                                 ============
6.      Stockholder loans payable

Stockholder loans payable arose from advances various stockholders made to the Company. The notes are payable on demand and accrue interest at 9%.
Interest on stockholder notes payable totaled $103,252 for the year ended
June 30, 1998, $33,815 for the year ended June 30, 1997, and $82,109 for the period November 2, 1995 through June 30, 1996. On June 30, 1996, the stockholder loans totaling $1,442,656 plus accrued interest of $103,265 were converted to 1,288,268 shares of the Company's common stock.

During the years ended June 30, 1998 and 1997, the Company issued a total of 2,101,094 and 1,026,000 warrants, respectively, to stockholders who had made loans to the Company. The warrants are exercisable at the fair value of the stock on the date the warrant was issued. The exercise price ranges from $0.12 to $0.47 per share. To date, none of the warrants have been exercised.

Under the terms of an indemnity agreement described in Note 10, during September and October 1996, $1,223,250 of stockholder loans were utilized to offset stockholder obligations which arose from sales of marketable securities.

7.      Stockholders equity

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

The Company paid regular quarterly distributions of $15,000 in February, May, and July 1996. Through June 30, 1996, $10,000 was accrued as a preferred distribution payable. All distributions paid and accrued have been made out of additional paid-in capital due to the lack of available retained earnings.
 No dividends have been declared or paid since July 1996, as a result of a dispute as to which of two unaffiliated parties were entitled to receive the dividends. During July 1998, the Company's Chairman acquired the preferred stock thereby ending the dispute.

        Warrants

In conjunction with a loan agreement entered into by a former subsidiary, IECM (Notes 2 and 11) in December 1995, the Company issued 1,200,000 warrants which are convertible into 1,200,000 shares of the Company's common stock at $.001 per share. In August 1996, 700,000 warrants were exercised and the Company issued 700,000 shares of common stock.

        Stock option plan

During August 1996, the Company established an Equity Incentive Plan (the
Plan) to attract and retain key employees, to provide an incentive for them to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company. Under the terms of the plan, the Company may award Incentive Stock Options which are intended to qualify under
Section 422A of the Internal Revenue Code.

During October 1996, the Company awarded a total of 450,000 stock options to purchase common stock at an option price of $.125 per share. During May 1997, 200,000 of the options previously awarded were canceled and the Company awarded a total of 725,000 additional options to purchase common stock at an option price of $0.25 per share. During December 1997, the Company awarded a total of 700,000 options to purchase common stock at an option price of $0.14 per share. All such options may be exercised during a four-year period commencing one year from the date of the option grant and terminating five years from date of issuance.

8.      Income taxes

The Company has net operating losses available for carryforward to offset future years taxable income. The amounts and dates of expiration are as follows:

                  June 30,
                  --------
                    2008        $      69,550
                    2009               68,450
                    2010              393,869
                    2011              263,033
                    2012              455,311
                                 ------------
                                   $1,250,213
                                 ============

Deferred income taxes arise from temporary differences in reporting assets and liabilities for income tax and financial accounting purposes primarily resulting from net operating losses. The components of the deferred tax asset and the related tax effects of the temporary differences are as follows:

                                                        June 30,
                                                  1998             1997
                                                --------          -------
Non-current deferred income tax asset
 arising from net operating loss carryforward   $375,000          $77,000

Valuation allowance                                    -                -
                                                --------          -------
Net deferred income tax asset                   $375,000          $77,000
                                                ========          =======

During the year ended June 30, 1997, the Company eliminated its deferred tax asset valuation allowance which stood at $46,000 as of June 30, 1996. Based on estimates of future revenues and profitability, management believes that the Company will utilize its net operating losses to offset future taxable income prior to their expiration date.

9.      Supplemental cash flow information

The Company's non-cash investing and financing activities were as follows:

During the years ended June 30, 1998 and 1997, and for the period November 2, 1995 through June 30, 1996, the Company acquired model homes and real estate at a cost of $26,170,860, $23,104,728 and $11,835,986, respectively. Such purchases were financed as follows:

                                        Year ended June 30,       Period ended
                                       1998             1997      June 30, 1996
                                  -------------   --------------  -------------
Model homes acquired               $26,170,860      $14,512,772    $11,835,986
Real estate acquired                         -        8,591,956              -
Funds deposited into escrow by
 stockholders and affiliates                 -                -     (4,374,913)
Bank borrowings                    (18,330,033)     (18,662,184)    (5,442,255)
                                  -------------   --------------  -------------
Expenditures for acquisition of
   model homes and real estate    $  7,840,827    $   4,442,544   $  2,018,818
                                  =============   ==============  =============

9.      Supplemental cash flow information (continued)

In connection with the Company's initial capitalization, the Company issued common and preferred stock as follows:

        Common stock issued                                    $  1,500,000
        Preferred stock issued                                    1,000,000
        Consideration received:
        Marketable securities received                           (1,500,000)
        Funds deposited into escrow in connection
         with acquisition of model homes                         (1,000,000)
                                                               -------------
        Proceeds from issuance of common and preferred stock   $          -
                                                               =============

During the period ended June 30, 1996, the Company completed a business combination in which it acquired all of the capital stock of JJFN Holdings, Inc. in exchange for 4,084,990 shares of the Company's common stock as follows:

        Cash acquired                                          $  1,044,480
        Fair value of non-cash assets acquired                    3,468,990
        Liabilities assumed                                        (749,089)
                                                               -------------
        Common stock and additional paid-in capital
         issued in business combination                         $ 3,764,381
                                                               =============

During the period ended June 30, 1996, the Company converted the $164,814 balance of a line of credit to 330,000 shares of the Company's common stock. In addition, $1,545,921 of stockholder loans and accrued interest were converted to 1,288,268 shares of the Company's common stock.

On June 30, 1998, at the request of one law firm, the Company issued 200,000 shares of stock in payment of $50,703 of fees owed to that firm. On June 30, 1997, at the request of three different law firms, the Company issued 152,000 shares of stock in payment of an aggregate of $77,966 of fees owed to those firms.

In connection with the divestiture described in Note 11, the Company sold $1,027,624 in net assets of the divested segment in exchange for a note receivable in the amount of $1,312,500.

As a result of an indemnity agreement entered into with a significant shareholder (Note 10) the Company satisfied losses on sales of marketable securities in September and October 1996, by off-setting $1,223,250 of stockholder loans.

Interest paid totaled $2,112,778, $1,496,206 and $249,940 during the years ended June 30, 1998 and 1997, and for the period ended June 30, 1996, respectively.

At June 30, 1996, net assets realizable in divestiture includes $195,668 of cash which has been excluded from the cash balances reflected in the balance sheet and in the statement of cash flows.

10.     Commitments and contingencies

        Line of credit

From the date of the business combination described in Note 2 (May 15, 1996) through June 30, 1996, the Company had a $250,000 credit line with Damill Capital Corp. (Damill), a corporation which is owned by a principal stockholder of the Company. The line of credit accrued interest at the rate of 16% per annum on the outstanding portion of principal and loan origination fee of 7.5% of the committed amount. Interest is payable on a monthly basis. The line of credit was secured by all assets of Holdings, including stock in any subsidiaries.

On June 30, 1996, Damill exercised its right to convert the loan plus unpaid interest and origination fees into common stock at a conversion price of $.50 per share. A total of 330,000 shares were issued in full satisfaction of the line of credit thereby terminating the credit facility.

        Lease agreement

The Company leases its office space under an operating lease for a five-year term ending in January 2002. Rent expense for the years ended June 30, 1998 and 1997, and for the period November 2, 1995 through June 30, 1996 was $71,389, $42,968 and $7,979, respectively. The following is a schedule of future minimum lease payments:

        Year ending June 30, 1999       $  67,795
        Year ending June 30, 2000          69,278
        Year ending June 30, 2001          70,761
        Year ending June 30, 2002          41,782
                                        ----------
                                         $249,616
                                        ==========

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

Effective July 29, 1997, the Board of Directors elected the shareholder to the position of Chairman of the Board. The consulting agreement was terminated and the Company entered into an employment agreement with the shareholder on substantially the same terms of the consulting agreement. Effective January
1, 1998, the employment agreement provides for annual compensation of $225,000.

Effective January 1, 1998, the Company entered into a five-year employment agreement with its Vice President. The agreement specifies that the Vice President shall receive annual compensation of $91,000 with 10% annual increases during the second through fifth years.

10.     Commitments and contingencies (continued)

        Real estate purchase agreement

The Company has executed a letter of intent with a major publicly-traded homebuilder and real estate developer to acquire 4-5 tracts of land having a fully-developed cost of approximately $103,000,000, of which the maximum cost outstanding at any point in time is anticipated to be $75,000,000 to $85,000,000. The agreement provides for a parcel takedown schedule of finished lots at minimum dollar amounts over a period not to exceed 36 months. The Company intends to seek an increase in the letter of intent to approximately $200,000,000 in net fully-developed costs. The closing is subject to completion of due diligence, securing a financing commitment and formal documentation among other events.

The Company has committed to purchase land and provide development funding of approximately $10,000,000 for a major publicly traded homebuilder. The closing is subject to completion of due diligence, receipt of satisfactory appraisals, formal documentation, and successful completion of financing.
The Company has received a verbal commitment from an existing lending institution to provide financing for this transaction.

        Model home purchase commitments

At June 30, 1998, the Company was in the process of negotiating two agreements with existing homebuilder clients to acquire additional model homes. One agreement involves the acquisition of 26 model homes in New Jersey and New York at a cost of approximately $8.5 million. The other agreement involves the acquisition of 54 model homes in Colorado, Georgia, Florida, Arizona, Virginia and Texas, at a cost of approximately $10.7 million. During July 1998, closings took place on 23 of the above model homes at an aggregate cost of approximately $7.6 million.

        Qualified retirement plan

During the year ended June 30, 1997, the Company adopted the provisions of a savings incentive match plan for employees (SIMPLE) which covers substantially all employees of the Company. The SIMPLE is a qualified plan under the provisions of The Internal Revenue Code which permits employees to make elective contributions to a retirement plan on a pre-tax basis. The Company makes a matching contribution which totaled $6,159 and $3,180 for the years ended June 30, 1998 and 1997, respectively.

        Legal proceedings

During 1997, the Company commenced a legal proceeding against Susan Schlapkohl, the Company's former President, for a violation of her restrictive covenant with the Company. In her answer to the Company's Complaint and Motion for Preliminary injunction, Ms. Schlapkohl asserted certain counterclaims. On August 6, 1998, the Company settled the litigation by entering into a stipulation of settlement. Pursuant to the stipulation of settlement, Ms. Schlapkohl, her affiliates and her husband, agreed not to compete with the Company. In addition, Ms. Schlapkohl agreed to sell for $171,000, the 1,000,000 shares of JJFN common stock owned by her, to the Company's Chairman (or his designees) from whom she originally acquired the shares. The parties also exchanged mutual general releases.

The Company is not aware of any other legal proceedings pending or threatened to which the Company is a party or to which any property of the Company is subject.

10.     Commitments and contingencies (continued)

        Indemnity agreement

During July 1996, the Company entered into an indemnity agreement with a significant shareholder, which induced JJFN not to sell its shares of Antares Resources Corporation (Antares), a publicly-held company whose stock was traded on the NASDAQ Small-Cap Stock Market. The company's investment, represented approximately 3% of the outstanding common stock of Antares.
The shareholder agreed that if JJFN, in the future, sold any shares at a price less than the market value of the shares at their date of acquisition ($2.50 per share), the shareholder would contribute additional shares of Antares common stock, or other property, having a fair market value equal to such difference.

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

                Model home sale contracts

As of June 30, 1998, the Company had sales contracts pending on 32 model homes at an aggregate sales price of $6,832,489. The model homes were acquired at an aggregate cost of $6,640,663.

                Financing activities

At June 30, 1998, the Company had approximately $6.3 million of unused credit facilities available under existing revolving loan agreements which may be utilized to acquire real estate in accordance with the terms of those agreements. Such credit facilities expire July 1998 through October 2000.

The Company and one of its lenders have mutually agreed to increase an existing $10 million credit facility to $45 million. Participants are required for the full line amount to be funded, which the lender is currently working on obtaining. The Company has also received verbal commitments from three other existing lending institutions to provide additional loans totaling $26.5 million

As a part of its ongoing business, the Company is in constant discussion with financial institutions for credit facilities, as well as private or public placements of its debt or equity securities. An offering or private placement of senior notes with warrants, convertible preferred stock or similar type of security is currently being evaluated.

10.     Commitments and contingencies (continued)

                Surety / insurance activities

The Company has received a commitment from a "AAA" rated major domestic based insurer to issue two lease bonds totaling $60,000,000. The Company intends to utilize this commitment for model homes previously acquired or to be acquired. The Lease Bond insures the timely payment by the lessee of the lease payments. In the event of default by the lessee, the surety has an obligation to continue to make the lease payments. The Company negotiates the premium for the surety bonds on a case by case basis.

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

The Company has received a commitment from a "A" rated major domestic based insurer to issue a Lease Bond in the amount of $20,000,000. The Lease Bond insures the timely payment by the lessee of the lease payments. In the event of default by the lessee, the surety has an obligation to continue to make the lease payments. The Company negotiates the premium for the surety bonds on a case by case basis.

The intent of these types of arrangements is to reduce cost of funds and thereby increase profitability. The agreements are subject to the following conditions: (i) satisfactory completion of due diligence regarding the assets to be acquired, (ii) the execution of bank or institutional financing, and (iii) agreement to final wording of all related legal documentation.

11.     Divested operations

Effective October 1, 1996, the Company disposed of its construction subsidiary, Iron Eagle Contracting and Mechanical, Inc. (IECM). The results of IECM have been reported separately as a divestiture in the consolidated statements of operations.

11.     Divested operations (continued)

Assets and liabilities of IECM which were divested consist of the following:

                                     September 30, 1996      June 30, 1996
                                     ------------------     ---------------
        Cash                            $     56,641           $  195,668
        Contract receivables                 601,976              319,500
        Land and development costs           556,826              388,980
        Furniture and equipment              276,953              282,570
        Intangibles and other assets         339,038              355,505
                                     ------------------     ---------------
        Total assets                       1,831,434            1,542,223
        Liabilities                         (803,809)            (710,155)
                                     ------------------     ---------------
        Net assets of divested segment    $1,027,624           $  832,068
                                     ==================     ===============

The following table summarizes selected financial data of the Company's divested operation.

                                                                May 15, 1996
                                                           (date of acquisition)
                                  Three months ended             through
                                  September 30, 1996          June 30, 1996
                                  ------------------       ---------------------
        Revenues                      $  596,730                 $  190,000
        Expenses                         651,174                    212,558
                                         -------                    -------
        Loss from divested operations  $ (54,444)                $  (22,558)
                                         =======                    =======

Such amounts have not been included in operating revenues or expenses in the accompanying consolidated statements of operations.

Under the terms of the agreement, the Company sold the net assets of IECM for a note in the amount of $1,312,500 thereby realizing a gain on divestiture of $284,876. The note bears interest at the prime rate plus 1%. Interest is payable in monthly installments. The note is secured by all assets of its parent company, Monarch Investment Properties, Inc. (Monarch) which was formerly known as Iron Holdings Corp. and which became a publicly-traded company in March 1997, by all of the issued and outstanding shares of IECM and by 30,000 post-split shares of common stock of Monarch.

Principal was originally payable in five equal annual installments commencing January 1998. During July 1998, the Company renegotiated the terms of the remaining $1,100,000 balance of the note in conjunction with a planned offering of Monarch equity. Monarch has received a commitment to purchase 1 million of its post-reverse split common shares at $0.25 per share. Monarch also plans a shelf registration to raise approximately $2 million. Under the revised terms of the note agreement, JJFN would receive 25% of the net proceeds from the private placement and public offering of Monarch equities. In addition, Monarch would be required to pay interest monthly and to make a quarterly principal payment of $25,000. JJFN would also receive 1.1 million warrants to acquire monarch common stock. Such warrants would be exercisable at $.001 for a seven-year period.

EXHIBIT 11.1

                      JJFN Services, Inc. and Subsidiaries
                       Computation of Per Share Earnings

                                   Exhibit 11

                                            Year          Year
                                           Ended         Ended
                                          June 30       June 30
                                            1998          1997
                                        ------------  -----------

Primary

Income (loss) from
Continuing operations                   $ (157,311)   $ (272,974)
Discontinued operations                          -       230,432
                                        ------------  -----------
Net loss applicable to common stock     $ (157,311)   $  (42,542)
                                        ============  ===========
Weighted average number of common        16,911,168    16,551,091
  shares outstanding

Income(loss) per common share
  Continuing operations                 $   (0.01)     $  (0.01)
  Discontinued operations                       -          0.01
                                        ------------   ---------
  Net loss                              $   (0.01)     $   0.00
                                        ============   =========

Primary loss per common share does not include the effect of common stock equivalents because the effect of such inclusion would be to reduce loss per common share.



EXHIBIT 12.1: For the annual report of Form 10K for the year ended June 30, 1998



Schedule identifying documents omitted.

1. Loan and Security Agreement dated March 26, 1998 between JJFN Services, Inc. as borrower and North East Financial Institution as lender.

2. Loan and Security Agreement dated March 31, 1998 between Model Funding I, LLC as borrower and New England Financial Institution as lender dated March 31, 1998 and JJFN services, Inc. as Guarantor.

3. Loan and Security Agreement dated December 31, 1997 between JJFN Services, Inc. as borrower and Midwestern Financial Institution as lender.

4. Loan and Security Agreement dated July 30, 1997 between JJFN Services, Inc. as borrower and Western Financial Institution as lender.

There are no material differences in the new Loan and Security Agreements.






EXHIBIT 21.1
List of Registrants' subsidiaries


List of Subsidiaries

Name                            State of Incorporation
-------------------             ----------------------
JJFN Holdings, Inc.                  Delaware
Model Funding I, LLC                 Delaware