Form 10-Q
period 1998-09-30
JJFN SERVICES INC
filed 1998-10-21
CIK 1009416

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1998

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

                 Outstanding Equity Securities at October 20, 1998

Class of Securities                     Outstanding Shares

Common Stock,   $.001 par value,         15,904,085 shares

Preferred Stock, $.01 par value,            400,000 shares












                              JJFN SERVICES, INC.

                                     INDEX


                        Part I.    FINANCIAL INFORMATION

Item 1.  Financial Statements                                     Page Number

         Condensed Consolidated Balance Sheets as of                  3
         September 30, 1998 (unaudited) and June 30, 1998.

         Condensed Consolidated Statement of Operations               4
         for the three months ended September 30, 1998, and September 30, 1997.
         (unaudited)

         Condensed Consolidated Statement of Cash Flows               5
         for the three months ended September 30, 1998, and September 30, 1997.
         (unaudited)

         Notes to Condensed Consolidated Financial Statements       6-7
         (unaudited)

Item 2.  Management's Discussion and Analysis of Financial         8-12
         Condition and Results of Operations.

                         Part II.    OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

              No reports on Form 8-K were filed for the three months ended September 30, 1998.

         Signatures                                                  13

Exhibit No.

   11         Computation of earnings per share.                     14





















                              JJFN SERVICES, INC.
                                 AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   (Unaudited)
                                                  September 30      June 30
                                  ASSETS             1998             1998
                                                   -----------     -----------
Revenue producing assets:
 Model homes on lease                              $39,999,565     $38,687,731
 Less: accumulated depreciation                       (691,378)       (906,679)
                                                   -----------     -----------
 Model homes on lease, net                          39,308,187      37,781,052

 Real estate under contract for development & sale           -               -
                                                   -----------     -----------
   Total revenue producing assets                   39,308,187      37,781,052
                                                   -----------     -----------
Other assets:
 Cash                                                  687,426         365,227
 Net assets realizable on divestiture                1,100,000       1,100,000
 Deferred charges and other assets                     983,635         939,797
                                                   -----------     -----------
   Total other assets                                2,771,061       2,405,024
                                                   -----------     -----------
   Total assets                                    $42,079,248     $40,186,076
                                                   ===========     ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Mortgages payable                                 $31,973,956     $30,512,635
 Notes payable                                       1,283,907       1,025,907
 Accounts payable & accrued expenses                   703,850         481,763
 Unearned rental revenue                               237,307         203,367
                                                   -----------     -----------
    Total liabilities                               34,199,020      32,223,672
                                                   -----------     -----------

Stockholders' equity:
 Convertible preferred stock, $.01 par value
  25,000,000 shares authorized
   400,000 shares issued and outstanding                 4,000           4,000
 Common stock, $.001 par value
  50,000,000 shares authorized
  17,012,005/15,904,085 shares issued and outstanding   17,012
  17,012,005/16,934,085 shares issued and outstanding                   17,012
 Additional paid-in capital                          8,346,552       8,346,552
 Treasury stock, 1,107,920/77,920 shares at cost      (282,732)        (20,354)
 Accumulated deficit                                  (204,604)       (384,806)
                                                   -----------     -----------
   Total stockholders' equity                        7,880,228       7,962,404
                                                   -----------     -----------
   Total liabilities and stockholders' equity      $42,079,248     $40,186,076
                                                   ===========     ===========

                            See accompanying notes.
                                      (3)

                              JJFN SERVICES, INC.
                                 AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
          Three Months Ended September 30, 1998 and September 30, 1997
                                (Unaudited)

                                                      Three Months Ended
                                                         September 30,
                                                       1998        1997
                                                     ---------   ---------
Revenues:
  Lease revenue                                     $1,220,861    $711,788
  Real estate option fees                                    -       8,771
  Model home sales                                   6,418,788   1,417,916
  Land sales                                                 -   8,591,956
  Interest Income                                       29,610      41,656
                                                    ----------- -----------
  Total Revenues                                     7,669,259  10,772,087
                                                    ----------- -----------
Costs and expenses:
  Interest expense                                     771,236     420,502
  Cost of model homes sold                           6,129,095   1,371,965
  Cost of land sales                                         -   8,591,956
  Corporate                                            364,711     290,026
                                                    ----------- -----------
  Total Operating Expenses                           7,265,042  10,674,449
                                                    ----------- -----------
Income before depreciation and amortization            404,217      97,638

  Depreciation and amortization                        146,877     253,394
                                                    ----------- -----------
Income (loss) before income taxes                      257,340    (155,756)
                                                    ----------- -----------
Deferred income tax expense                             77,138           -
                                                    ----------- -----------
Net income (loss)                                      180,202    (155,756)
                                                    =========== ===========

Net income (loss) per share
  Basic                                              $    0.01       (0.01)
  Diluted                                            $    0.01          (*)


Weighted average number of shares
  Basic                                             16,858,107  16,812,005
  Diluted                                           18,471,896          (*)

(*) Diluted loss per common share has not been presented for the three months ended September 30, 1997 because the effect of such calculation would be anti-dilutive.





                            See accompanying notes.
                                      (4)

                              JJFN SERVICES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
          Three Months Ended September 30, 1998 and September 30, 1997
                                  (Unaudited)
                                                 Three Months    Three Months
                                                     Ended          Ended
                                                    9/30/98        9/30/97
                                                   -----------    ----------
Net income (loss)                                   $ 180,202    $ (155,756)
                                                   -----------    ----------
Adjustments to reconcile net loss to net cash
 provided by operating activities:
 Amortization expense                                 115,063        98,165
 Depreciation expense                                  31,814       155,230
 Gain on sale of model homes                         (289,693)      (45,951)
 Changes in assets and liabilities:
   Decrease in miscellaneous assets                   105,968        21,785
   Increase(decrease) in accounts payable/accrued exp 222,087       (66,317)
   Increase in unearned rental revenue                 33,940         3,862
                                                   -----------    ----------
    Total adjustments                                 219,179       166,774
                                                   -----------    ----------
    Net cash provided by operating activities         399,381        11,018
                                                   -----------    ----------
Cash flows from investing activities
 Purchase of model homes                           (1,486,434)   (4,488,301)
 Proceeds from sale of model homes                  1,341,189       234,548
 Proceeds from sale of land                                 -     1,716,956
 Capital expenditures                                 (14,594)            -
 Proceeds from note receivable of
  divested segment                                          -       212,500
                                                   -----------    ----------
   Net cash (used in)
        investing activities                         (159,839)   (2,324,297)
                                                   -----------    ----------
Cash flows from financing activities:
 Proceeds from mortgages payable                      635,100     1,771,801
 Principal payments on mortgages payable             (361,231)     (107,069)
 Deferred financing costs                            (186,834)      (59,857)
 Proceeds from stockholder loans                      258,000       145,094
 Purchase of treasury stock                          (262,378)            -
                                                   -----------   -----------
  Net cash provided by
       financing activities                            82,657     1,749,969
                                                   -----------   -----------
Net increase (decrease) in cash                       322,199      (563,310)
Cash at beginning of period                           365,227       831,266
                                                   -----------   -----------
Cash at end of period                                $687,426    $  267,956
                                                   ===========   ===========
Supplemental disclosure of cash flow information:
                               Interest paid -       $698,080      $467,247



                            See accompanying notes.
                                      (5)


                              JJFN SERVICES, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1998
                                  (unaudited)

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

These statements should be read in conjunction with the financial statements of JJFN Services, Inc. and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

Note 2. "Bankruptcy-Remote" Special Purpose Subsidiaries

On July 7, 1997, the Company formed Model Funding I, LLC ("MFI"), and on July 9, 1998, formed Model Funding II, LLC ("MFII"), both wholly-owned "bankruptcy remote" special purpose subsidiaries.

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

MFI and MFII were formed for the exclusive purpose of acquiring model homes and leasing them back to a single major real estate developer and homebuilder until such time as they are sold to third parties.

Model Funding I, LLC

The following is a breakdown of model home acquisitions and sales by MFI.

  Quarter       Units          Amount          Units      Cost of Model
   Ended       Purchased      Purchased        Sold        Homes Sold
----------     ---------      -----------      ----       ------------
  3/31/98         29          $ 7,091,507        -        $         -
  6/30/98         17            4,081,484        -                  -
  9/30/98         20            6,120,097        4            861,040
               ---------      -----------      ----       ------------
  Total           66          $17,293,088        4        $   861,040
               ---------      -----------      ----       ------------

Model Homes on Lease at September 30, 1998  -   62        $16,432,048

                                      (6)


Model Funding II, LLC

As of September 30, 1998, MFII has not acquired any model homes. MFII has committed to acquire 54 model homes at an approximate cost of $10,700,000 from an existing client. It is anticipated that this transaction will close prior to the end of October 1998. The closing is subject to completion of due diligence, receipt of satisfactory appraisals, formal documentation, and successful completion of financing, for which it has received an oral commitment.

Note 3. Commitments & Contingencies

In the ordinary course of business, the Company commits to purchase model homes for leaseback to clients and purchase real estate for development, selling the finished lots to its clients when development is completed. All commitments are subject to change in size as well as closing time due to the following; client commitments routinely change as clients determine their actual needs; changes in economic conditions in a specific market place; land acquisitions are typically subject to numerous conditions including, but not limited to, the ability to obtain necessary government approvals for the communities; and other factors affecting the homebuilding industry. The Company has outstanding commitments to purchase model homes and real estate of approximately $300 million.

Model home sales contracts
The Company has sale contracts pending on seventeen (17) model homes. The aggregate sales price for the seventeen homes is $4,547,614, which the Company originally purchased for $4,234,364.

Financing Activities
In order to finance its expansion, the Company conducts ongoing negotiations with financial institutions to raise funds through debt and/or equity, and is in various stages of negotiations relating to the following:

During August 1998, the Company engaged a major investment banking firm to act as exclusive placement agent through November 30, 1998, in connection with two specific offers and proposed sale by the Company of the Company's leased backed notes or similar securities. The Company is in final negotiations and expects to complete the two private placement transactions prior to the end of October 1998, through its wholly-owned subsidiaries, Model Funding I, LLC and Model Funding II, LLC. The transactions involve the sale of approximately $45,000,000 in securities, which will be privately placed under rule 144A.

The transactions will be supported by an Additional Surety Bond issued by a "AA" rated U.S. subsidiary of a major international insurer. The surety bonds insure the timely payment by the lessee of the lease payments. In the event of default by the lessee, the surety has an obligation to continue to make the lease payments on a timely basis.

These debt offerings provide financing at more favorable fixed rates compared to existing credit facilities, which will increase the Company's margins over the life of the leases. The proceeds from the offering will be utilized to pay-off existing first mortgage liens on properties currently owned by the Company as well as the acquisition of $10.7 million in new model home properties. In addition, $2-7 million in equity previously invested in the properties will become available to the Company, which it will utilize to acquire new revenue producing assets.

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

  2) The real estate contract acquisition, development and sale program for major publicly traded homebuilders and real estate developers. The
     Company purchases the real estate, simultaneously enters into a bonded (not to exceed) development contract with the builder supported by a performance (completion) bond, who then develops the real estate. The builder purchases the finished lots from the Company on a scheduled basis with terms ranging from 1-4 years.



Since its inception, the Company and its special purpose bankruptcy remote subsidiary have purchased a total of 269 model homes and sold 106, resulting in a portfolio of 163 model homes owned at September 30, 1998. All of the Company's clients are major publicly traded homebuilders. The following is a summary of model home purchases and sales by year since inception:

  Fiscal        Units          Amount          Units      Cost of Model
Year Ended     Purchased      Purchased        Sold        Homes Sold
----------     ---------      -----------      ----       ------------
  6/30/96         61          $11,836,729        3        $   503,165
  6/30/97         75           14,512,772       23          4,437,087
  6/30/98        110           26,170,860       49          8,892,378
  6/30/99         23            7,590,196       31          6,278,362
               ---------      -----------      ----       ------------
  Total          269          $60,110,557      106        $20,110,992
               ---------      -----------      ----       ------------

Model Homes on Lease at September 30, 1998  -  163        $39,999,565


Since inception, the Company has entered into one land acquisition and development contract. On July 3, 1997, the developer elected to fully exercise its option to purchase the approximate 70-acre tract of land. The property was purchased from the Company for the sum of $8,591,956.












                                      (8)


A summary of the operating results of JJFN Services, Inc. and subsidiaries for the three months ended September 30, 1998, and September 30, 1997 are presented below.

                                          Three Months     Three Months
                                             Ended           Ended
                                          September 30     September 30
                                              1998      %     1997      %
                                          --------------------------------
Revenues:
  Lease revenue                          $1,220,861    16%   $711,788   7%
  Real estate option fees                         -     -%      8,771   -%
  Model home sales                        6,418,788    84%  1,417,916  13%
  Land sales                                      -     -%  8,591,956  80%
  Interest income                            29,610     -%     41,656   -%
                                          ---------------------------------
   Total revenues                        $7,669,259   100% 10,772,087 100%

Costs and expenses:
  Interest expense                          771,236    10%    420,502   4%
  Cost of model home sales                6,129,095    80%  1,371,965  13%
  Cost of land sales                              -     -   8,591,956  80%
  Corporate                                 364,711     5%    290,026   2%
                                          ---------------------------------
  Total costs and expenses                7,265,042    95% 10,674,449  99%
                                          ---------------------------------
Income before depreciation & amortization   404,217     5%     97,638   1%

Depreciation & amortization                 146,877     2%    253,394   2%
                                          ---------------------------------
Income (loss) before income taxes           257,340     3%   (155,756) (2%)
                                          ---------------------------------
Deferred income tax expense                  77,138     1%          -    -
                                          ---------------------------------
Net income (loss)                          $180,202     2%   (155,756) (2%)
                                          =================================
Results of Operations:

Three Months Ended September 30, 1998 compared to September 30, 1997.

For the period from July 1, 1998 through September 30, 1998, the Company had revenues of $7,669,259 of which lease revenues on model homes totaled $1,220,861 and revenues from the sale of model homes were $6,418,788. Net income for the period was $180,202 compared to a net loss of $155,756 for the prior year fiscal period. The increase was primarily attributable to increased gains on the sale of model homes.

The Company's lease revenues increased approximately $509,000 (a 72% increase) during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. This increase is due to additional lease revenues generated from the purchase of $26,000,000 in model homes in the twelve months ended September 30, 1998.

The Company generated no real estate option fee revenues for the three months ended September 30, 1998. Real estate option fee revenues of $8,771 were generated for the prior year quarter end. The decrease was due to the exercise of the client's option to purchase resulting in the sale of a land parcel for $8,591,956 on July 3, 1997.
                                      (9)

Corporate costs increased from $290,026 for the quarter ended September 30, 1997 to $364,711 for the quarter ended September 30, 1998, representing a 26% increase. This increase was attributable to the hiring of additional personnel and increases in selling and marketing expenses.

Model Homes
Model homes on lease have increased to $39,999,565 at September 30, 1998 from $27,724,621 at September 30, 1997, an increase of 44%.

A breakdown of model home costs and units by state is as follows:

                  # Model Homes     Model Home     # Model Homes     Model Home
                     Owned at         Cost            Owned at         Cost
State                9/30/98         9/30/98          9/30/97         9/30/97
------------------------------------------------------------------------------

Florida                38         $  8,398,145             71     $ 13,491,664
New Jersey             76           19,644,793             22        4,420,508
New York                6            2,404,000              0                -
Colorado               13            2,854,187             20        4,293,240
Pennsylvania           23            5,166,369             10        2,230,500
Virginia                2              495,269              6        1,495,847
Texas                   2              342,430              5          910,481
North Carolina          3              694,372              4          882,381
                   -------        -------------        -------    ------------
Total                 163         $ 39,999,565            138     $ 27,724,621
                   =======        =============        =======    ============

A breakdown of lease rental revenues by state is as follows:

                                 Lease Revenues    Lease Revenues
                                  From 7/1/98       From 7/1/97
State                             to 9/30/98        to 9/30/97
------------------------------------------------------------------------------
Florida                          $   298,808       $   424,849
New Jersey                           547,834            25,253
New York                              68,085                 -
Colorado                              98,080           122,000
Pennsylvania                         156,115            45,330
Virginia                              14,858            44,875
Texas                                 16,249            27,314
North Carolina                        20,832            22,167
                                  -----------       -----------
Total                             $1,220,861        $  711,788
                                  ===========       ===========

The average purchase price of model homes acquired by the Company since inception was approximately $223,000. For the quarter ended September 30, 1998, the Company sold thirty-one (31) model homes for total sales price of $6,418,788 less costs of sales of $6,129,095 for a net gain of $289,693.







                                      (10)


Liquidity and Capital Resources

The Company's principal business, leasing of model homes and real estate acquisition and contract development, is a capital-intensive operation requiring constant infusions of cash as the number and size of transactions in which the Company is involved increases. To date, this business has been financed by equity capital contributions, loans made by shareholders, and secured loans from financial institutions.

These capital contributions and loans have been adequate to permit the Company to carry on operations to date. However, it may be necessary to finance the expansion of operations over the coming fiscal year with additional funds raised through the issuance of debt or equity securities. Should the need arise, the Company will complete a securities offering of debt or equity prior to the end of fiscal 1999. The net proceeds of an offering, together with existing cash and credit facilities, as well as new facilities obtained on an "as needed" basis, should enable the Company to finance its growing level of operations. (See Financing Activities for additional information.)


Cash Flow - Three Months Ended September 30, 1998.

Net cash provided by operating activities comprised net income of $180,202, offset by net adjustments for non-cash items of $142,816, plus a net change in other operating assets and liabilities of $361,995.

Net cash used in investing activities comprised proceeds from sale of model homes of $1,341,189, offset by $1,486,434 in model home purchases and $14,594 in capital expenditures.


Net cash provided by financing activities comprised principal payments on mortgages payable of $361,231, deferred financing costs of $186,834, and purchase of treasury stock of $262,378, offset by proceeds from mortgages payable of $635,100, and proceeds from stockholder loans of $258,000.


Trends in Operations

The Company's operations continue to grow at an accelerated rate. Such growth has resulted from the ongoing acquisition of model homes under lease and from the implementation of the Company's land acquisition and contract development program. Both programs have generated significant interest from national home builders and real estate developers. The Company's successful implementation of these programs has led to increased credit facilities.

For the quarter ended September 30, 1998, purchases of model homes totaled approximately $7,600,000, increasing total model homes on lease at September 30, 1998 to approximately $40,000,000.








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


                                           JJFN SERVICES, INC.



                                             By: /s/John P. Kushay
                                             John P. Kushay, Treasurer
                                             Chief  Financial Officer and
                                             Chief Accounting Officer

      (Duly Authorized Officer)
Date:   October 20, 1998







































                                      (13)



                        JJFN Services, Inc. - Form 10-Q
          Three Months ended September 30, 1998 and September 30, 1997

                                   Exhibit 11

                                         Three Months      Three Months
                                            Ended             Ended
                                         September 30,     September 30,
                                             1998              1997
                                         -------------     -------------

Basic:

Net income (loss)                        $   180,202       $  (155,756)

Weighted average number of common         16,858,107        16,812,005
  shares outstanding
                                         -------------     -------------
Basic earnings (loss) per share                 0.01             (0.01)
                                         =============     =============


Diluted:

Net income (loss)                        $   180,202

Diluted weighted average number of        18,471,896
  common shares outstanding
                                         -------------
Diluted earnings per share                      0.01
                                         =============

Diluted loss per common share has not been presented for the three months ended September 30, 1997 because the effect of such calculation would be anti-dilutive.





















                                      (14)