Form 10-Q/A
period 1998-09-30
STRATEGIC CAPITAL RESOURCES CORP
filed 1999-02-03
CIK 1009416

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q / A1

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








                                      (11)


Year 2000 Issues

The Company conducts its business primarily with commercial software provided by third party vendors. After an analysis of the Company's exposure to the impact of year 2000 issues, management believes that such commercial software is substantially year 2000 compliant and that completion of the year 2000 compliance is not expected to have a material impact on the Company's business, operations or financial condition. Management is not in a position to evaluate the extent, if any, to which any year 2000 issues that may affect the economy generally or any of its suppliers or vendors in particular would also be likely to affect the Company.


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

      (Duly Authorized Officer)
Date:   February 3, 1999







































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