Form 10-Q
period 1998-12-31
STRATEGIC CAPITAL RESOURCES CORP
filed 1999-02-03
CIK 1009416

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 1998

[   ]    TRANSITION REPORT UNDER SECTION 10 OR 15(d) OF THE EXCHANGE
         ACT OF 1934

Commission File Number 0-28168

                       Strategic Capital Resources, Inc.
                               formerly known as
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

                 Outstanding Equity Securities at February 2, 1999

Class of Securities                     Outstanding Shares

Common Stock,   $.001 par value,         15,904,085 shares

Preferred Stock, $.01 par value,            400,000 shares










                       STRATEGIC CAPITAL RESOURCES, INC.
                                AND SUBSIDIARIES
                                     INDEX


                        Part I.    FINANCIAL INFORMATION

Item 1.  Financial Statements                                     Page Number

         Condensed Consolidated Balance Sheets as of                  3
         December 31, 1998 (unaudited) and June 30, 1998.

         Condensed Consolidated Statement of Operations               4
         for the three months and six months ended December 31, 1998, and the three months and six months ended December 31, 1997 (unaudited)

         Condensed Consolidated Statement of Cash Flows               5
         for the six months ended December 31, 1998, and the six months ended December 31, 1997
         (unaudited)

         Notes to Condensed Consolidated Financial Statements       6-9
         (unaudited)

Item 2.  Management's Discussion and Analysis of Financial        10-15
         Condition and Results of Operations.

                         Part II.    OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                            16

         Signatures                                                  17



























                       STRATEGIC CAPITAL RESOURCES, INC.
                                AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   (Unaudited)
                                                  December 31      June 30
                                  ASSETS             1998             1998
                                                   -----------     -----------


Revenue producing assets:
 Model homes on lease                              $39,043,518     $38,687,731
 Less: accumulated depreciation                       (546,845)       (906,679)
                                                   -----------     -----------
 Model homes on lease, net                          38,496,673      37,781,052
                                                   -----------     -----------
   Total revenue producing assets                   38,496,673      37,781,052
                                                   -----------     -----------
Other assets:
 Cash                                                  323,482         365,227
 Net assets realizable on divestiture                1,100,000       1,100,000
 Deferred charges and other assets                     982,253         939,797
                                                   -----------     -----------
   Total other assets                                2,405,735       2,405,024
                                                   -----------     -----------
   Total assets                                    $40,902,408     $40,186,076
                                                   ===========     ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Mortgages payable                                 $31,043,881     $30,512,635
 Notes payable                                       1,175,907       1,025,907
 Accounts payable & accrued expenses                   454,383         481,763
 Unearned rental revenue                               204,739         203,367
 Preferred Distribution Payable                         30,000               -
                                                   -----------     -----------
    Total liabilities                               32,908,910      32,223,672
                                                   -----------     -----------
Stockholders' equity:
 Convertible preferred stock, $.01 par value
  5,000,000 shares authorized
  400,000 shares issued and outstanding                  4,000           4,000
 Common stock, $.001 par value
  25,000,000 shares authorized and 17,012,005 issued
  15,904,085 outstanding                                17,012
  16,934,085 outstanding                                                17,012
 Additional paid-in capital                          8,316,552       8,346,552
 Less treasury stock at cost, 1,107,920
 and 77,920 shares respectively at
 December 31, 1998 and June 30, 1998                  (282,732)        (20,354)
 Accumulated deficit                                   (61,334)       (384,806)
                                                   -----------     -----------
   Total stockholders' equity                        7,993,498       7,962,404
                                                   -----------     -----------
   Total liabilities and stockholders' equity      $40,902,408     $40,186,076
                                                   ===========     ===========
                            See accompanying notes.
                                      (3)


                       STRATEGIC CAPITAL RESOURCES, INC.
                                 AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
            Three Months and Six Months Ended December 31, 1998 and
              Three Months and Six Months Ended December 31, 1997
                                (Unaudited)

                                  Three Months Ended        Six Months Ended
                                     December 31,             December 31,
                                   1998        1997         1998        1997
                                 ---------   ----------  ----------   ----------
Revenues:
  Lease revenue                 $1,167,033   $ 811,917  $ 2,387,894  $1,523,705
  Real Estate option fees                -           -            -       8,771
  Model Home sales               3,930,800   2,893,455   10,349,588   4,311,371
  Land sales                             -           -            -   8,591,956
  Interest Income                   30,011      28,911       59,621      70,567
                                 ---------   ----------  ----------   ----------
  Total Revenues                 5,127,844   3,734,283   12,797,103  14,506,370
                                 ---------   ----------  ----------   ----------
Costs and expenses:
  Interest expense                 699,061     472,859    1,470,297     893,361
  Cost of model homes sold       3,735,829   2,790,894    9,864,924   4,162,859
  Land sales                             -           -            -   8,591,956
  Corporate                        352,261     289,669      716,972     579,695
                                 ---------   ----------  ----------   ----------
  Total Operating Expenses       4,787,151   3,553,422   12,052,193  14,227,871
                                 ---------   ----------  ----------   ----------
Income before depreciation
   and amortization                340,693     180,861      744,910     278,499

  Depreciation and amortization    135,561     301,294      282,438     554,688
                                 ---------   ----------  ----------   ----------
Income(loss) before income taxes   205,132    (120,433)     462,472    (276,189)
                                 ---------   ----------  ----------   ----------
Deferred income tax expense         61,862           -      139,000           -
                                 ---------   ----------  ----------   ----------
Net income (loss)                  143,270    (120,433)     323,472    (276,189)

Preferred stock distribution        30,000           -       30,000           -
                                 ---------   ----------  ----------   ----------
Income(loss) applicable to
  common shareholders              113,730    (120,433)     293,472    (276,189)
                                 ==========  ==========  ===========  ==========

Net income (loss) per share
  Basic                          $    0.01       (0.01)        0.02       (0.02)
  Diluted                        $    0.01       (0.01)        0.02       (0.02)


Weighted average number of shares
  Basic                         15,904,085  16,814,179   16,381,096  16,813,085
  Diluted                       18,079,734  16,814,179   18,556,745  16,813,085


                            See accompanying notes.
                                      (4)
                       STRATEGIC CAPITAL RESOURCES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
            Six Months Ended December 31, 1998 and December 31, 1997
                                  (Unaudited)
                                                   Six Months     Six Months
                                                     Ended          Ended
                                                    12/31/98        12/31/97
                                                   -----------    ----------
Net income (loss)                                   $ 323,472    $ (276,189)
                                                   -----------    ----------
Adjustments to reconcile net loss to net cash
 provided by operating activities:
 Amortization expense                                 221,640       213,153
 Depreciation expense                                  60,798       341,534
 Gain on sale of model homes                         (484,664)     (148,512)
 Changes in assets and liabilities:
   Decrease(increase) in miscellaneous assets         (33,215)       55,180
   Decrease in accounts payable / accrued expenses    (27,383)     (107,096)
   Increase in unearned rental revenue                  1,372        88,108
                                                   -----------    ----------
    Total adjustments                                (261,452)      442,367
                                                   -----------    ----------
    Net cash provided by operating activities          62,020       166,178
                                                   -----------    ----------
Cash flows from investing activities
 Purchase of model homes                           (2,018,015)   (5,673,205)
 Proceeds from sale of model homes                  2,486,928     4,229,601
 Proceeds from sale of land                                 -     1,716,956
 Capital expenditures                                 (14,594)         (264)
 Proceeds from note receivable of
  divested segment                                          -       212,500
                                                   -----------    ----------
   Net cash provided by
        investing activities                          454,319       485,588
                                                   -----------    ----------
Cash flows from financing activities:
 Proceeds from mortgages payable                      635,100     2,322,710
 Principal payments on mortgages payable             (930,770)   (3,664,605)
 Deferred financing costs                            (150,036)     (174,364)
 Proceeds from stockholder loans                      150,000       385,000
 Purchase of treasury stock                          (262,378)            -
                                                   -----------   -----------
  Net cash (used in)
       financing activities                          (558,084)   (1,131,259)
                                                   -----------   -----------
Net decrease in cash                                  (41,745)     (479,493)
Cash at beginning of period                           365,227       831,266
                                                   -----------   -----------
Cash at end of period                                $323,482    $  351,773
                                                   ===========   ===========
Supplemental disclosure of cash flow information:
                               Interest paid -     $1,407,496      $916,114






                            See accompanying notes.
                                      (5)
                       STRATEGIC CAPITAL RESOURCES, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1998
                                  (unaudited)

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

These statements should be read in conjunction with the financial statements of Strategic Capital Resources, Inc. and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

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

Model Funding I, LLC

The following is a breakdown of model home acquisitions and sales by MFI.

  Quarter       Units          Amount          Units      Cost of Model
   Ended       Purchased      Purchased        Sold        Homes Sold
----------     ---------      -----------      ----       ------------
  3/31/98         29          $ 7,091,507        -        $         -
  6/30/98         17            4,081,484        -                  -
  9/30/98         20            6,120,097        4            861,040
 12/31/98          3              991,000        3            794,733
               ---------      -----------      ----       ------------
  Total           69          $18,284,088        7        $ 1,655,773
               ---------      -----------      ----       ------------

Model Homes on Lease at December 31, 1998  -   62        $16,628,315


                                      (6)

Model Funding II, LLC

As of December 31, 1998, MFII has not acquired any model homes. MFII has committed to acquire 36 model homes at an approximate cost of $7,200,000 from an existing client. It is anticipated that this transaction will close prior to the end of February 1999. The closing is subject to completion of due diligence, receipt of satisfactory appraisals, formal documentation, and successful completion of financing, for which it has received an oral commitment.

Note 3. Earnings Per Share

During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". As a result, all previously reported earnings per share data has been restated to conform with SFAS No. 128. Basic and diluted earnings per share are calculated as follows:
                                  Three Months Ended        Six Months Ended
                                     December 31,             December 31,
                                   1998        1997         1998        1997
                                 ---------   ----------  ----------   ----------
Earnings
  Net income                       143,270    (120,433)     323,472    (276,189)
  Dividends on preferred shares     30,000           -       30,000           -
                                 ---------   ----------  ----------   ----------
Income(loss) applicable to
  common shareholders              113,730    (120,433)     293,472    (276,189)
                                 ==========  ==========  ===========  ==========
Basic:
Income(loss) applicable to
  common shareholders              113,730    (120,433)     293,472    (276,189)
Weighted average shares
outstanding during the period   15,904,085  16,814,179   16,381,096  16,813,085

  Basic                          $    0.01       (0.01)        0.02       (0.02)

Diluted:
Income(loss) applicable to
  common shareholders              113,730    (120,433)     293,472    (276,189)
Plus:
  Dividends on preferred shares     30,000           -       30,000           -
                                 ---------   ----------  ----------   ----------
Net income applicable to
  common shareholders              143,270    (120,433)     323,472    (276,189)
                                 ---------   ----------  ----------   ----------
Weighted average shares
outstanding during the period   15,904,085  16,814,179   16,381,096  16,813,085
Effect of dilutive securities:
  Stock Options                    547,379           -      547,379           -
  Warrants                       1,228,270           -    1,228,270           -
  Assumed conversion of
  Preferred stock                  400,000           -      400,000           -
                                 ---------   ----------  ----------   ----------
Diluted weighted common
 shares outstanding             18,079,734  16,814,179   18,556,745  16,813,085

  Diluted                        $    0.01       (0.01)        0.02       (0.02)

                                      (7)


Note 4. Commitments & Contingencies

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

Legal Proceedings
The Company filed suit against BANKATLANTIC BANCORP., INC. in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, by complaint dated December 30, 1998. The complaint charges a breach of fiduciary duty and seeks unspecified damages in that the defendant, undertook to act as agent or broker in connection with obtaining a $200 million loan facility, relating to a sale and lease back program for a major publicly traded national builder. Rather than complete the financing transaction, the economic opportunity was usurped by defendant and entered into an agreement directly with the builder, utilizing inter alia, the terms of the Company's program.

In reliance upon the advice of outside counsel, management is of the opinion that its claim has merit and will have a positive financial impact upon the Company in that the Company expects to recover substantial damages in excess of the cost of litigation.

Model home sales contracts
The Company has sale contracts pending on twenty-five (25) model homes. The aggregate sales price for the twenty-five homes is $7,106,350, which the Company originally purchased for $6,576,513.

Financing Activities
In order to finance its expansion, the Company conducts ongoing negotiations with financial institutions to raise funds through debt and/or equity, and is in various stages of negotiations relating to the following:

During August 1998, the Company engaged a major investment banking firm to act as exclusive placement agent in connection with two specific offers and proposed sale by the Company of the Company's lease backed notes or similar securities. The Company is in final negotiations and expects to complete the two private placement transactions prior to the end of February 1999, through its wholly-owned subsidiaries, Model Funding I, LLC and Model Funding II, LLC. The transactions involve the sale of approximately $40,000,000 in securities, which will be privately placed under rule 144A.

The transactions will be supported by an Additional Surety Bond issued by a "AAA" rated U.S. subsidiary of a major international insurer. The surety bonds insure the timely payment by the lessee of the lease payments. In the event of default by the lessee, the surety has an obligation to continue to make the lease payments on a timely basis.





                                      (8)

These debt offerings provide financing at more favorable fixed rates compared to existing credit facilities, which will increase the Company's margins over the life of the leases. The proceeds from the offering will be utilized to pay-off existing first mortgage liens on properties currently owned by the Company as well as the acquisition of $11.7 million in new model home properties. In addition, $2-4 million in equity previously invested in the properties will become available to the Company, which it will utilize to acquire new revenue producing assets.


















































                                      (9)

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



Since its inception, the Company and its special purpose bankruptcy remote subsidiary have purchased a total of 280 model homes and sold 123, resulting in a portfolio of 157 model homes owned at December 31, 1998. All of the Company's clients are major publicly traded homebuilders. The following is a summary of model home purchases and sales by year since inception:

                                                                    Average
  Fiscal     Units          Amount        Units    Cost of Model  Holding Period
Year Ended  Purchased      Purchased      Sold      Homes Sold     (In Months)
----------  ---------      -----------    ----     ------------   -------------
  6/30/96      61          $11,836,729      3      $   503,165        23.5
  6/30/97      75           14,512,772     23        4,437,087        16.6
  6/30/98     110           26,170,860     49        8,892,378        11.1
  6/30/99      34           10,454,782     48       10,098,995         4.0
            ---------      -----------    ----     ------------   -------------
  Total       280          $62,975,143    123      $23,931,625        14.4
            ---------      -----------    ----     ------------   -------------

Model Homes on Lease at December 31, 1998  -  157        $39,043,518


Since inception, the Company has entered into one land acquisition and development contract. On July 3, 1997, the developer elected to fully exercise its option to purchase the approximate 70-acre tract of land. The property was purchased from the Company for the sum of $8,591,956.












                                      (10)


A summary of the operating results of Strategic Capital Resources, Inc. and subsidiaries for the three months ended December 31, 1998, and December 31, 1997 are presented below.

                                          Three Months     Three Months
                                             Ended           Ended
                                          December 31     December 31
                                              1998      %     1997      %
                                          --------------------------------
Revenues:
  Lease revenue                          $1,167,033    22%   $811,917  21%
  Model home sales                        3,930,800    77%  2,893,455  78
  Interest income                            30,011     1%     28,911   1%
                                          ---------------------------------
   Total revenues                        $5,127,844   100%  3,734,283 100%

Costs and expenses:
  Interest expense                          699,061    13%    472,859  13%
  Cost of model home sales                3,735,829    74%  2,790,894  75%
  Corporate                                 352,261     7%    289,669   7%
                                          ---------------------------------
  Total costs and expenses                4,787,151    94%  3,553,422  95%
                                          ---------------------------------
Income before depreciation & amortization   340,693     6%    180,861   5%

Depreciation & amortization                 135,561     2%    301,294   8%
                                          ---------------------------------
Income (loss) before income taxes           205,132     4%   (120,433) (3%)
                                          ---------------------------------
Deferred income tax expense                  61,862     1%          -    -
                                          ---------------------------------
Net income (loss)                          $143,270     3%   (120,433) (3%)
                                          =================================
Results of Operations:

Three Months Ended December 31, 1998 compared to December 31, 1997.

For the period from October 1, 1998 through December 31, 1998, the Company had revenues of $5,127,844 of which lease revenues on model homes totaled $1,167,033 and revenues from the sale of model homes were $3,930,800. Net income for the period was $143,270 compared to a net loss of $120,433 for the prior year fiscal period. The increase was primarily attributable to increased gains on the sale of model homes and reductions in depreciation expense.

The Company's lease revenues increased approximately $355,000 (a 44% increase) during the three months ended December 31, 1998 as compared to the three months ended December 31, 1997. This increase is due to additional lease revenues generated from the purchase of $23,600,000 in model homes in the twelve months ended December 31, 1998.

Corporate costs increased from $290,000 for the quarter ended December 31, 1997 to $352,000 for the quarter ended December 31, 1998, representing a 22% increase. This increase was attributable to the hiring of additional personnel and increases in selling and marketing expenses.


                                      (11)
A summary of the operating results of Strategic Capital Resources, Inc. and subsidiaries for the six months ended December 31, 1998, and December 31, 1997 are presented below.

                                           Six Months      Six Months
                                             Ended           Ended
                                          December 31     December 31
                                              1998      %     1997      %
                                          --------------------------------
Revenues:
  Lease revenue                          $2,387,894    19% $1,523,705  10%
  Model home sales                       10,349,588    80%  4,311,371  30%
  Interest income                            59,621     1%     70,567   1%
  Real Estate option fees                         -     -       8,771   -
  Land Sales                                      -     -   8,591,956  59%
                                          ---------------------------------
   Total revenues                       $12,797,103   100% 14,506,370 100%

Costs and expenses:
  Interest expense                        1,470,297    11%    893,361   6%
  Cost of model home sales                9,864,924    77%  4,162,859  29%
  Corporate                                 716,972     6%    579,695   4%
  Land Sales                                      -     -   8,591,956  59%
                                          ---------------------------------
  Total costs and expenses               12,052,193    94% 14,227,871  98%
                                          ---------------------------------
Income before depreciation & amortization   744,910     6%    278,499   2%

Depreciation & amortization                 282,438     2%    554,688   4%
                                          ---------------------------------
Income (loss) before income taxes           462,472     4%   (276,189) (2%)
                                          ---------------------------------
Deferred income tax expense                 139,000     1%          -    -
                                          ---------------------------------
Net income (loss)                          $323,472     3%   (276,189) (2%)
                                          =================================
Results of Operations:

Six Months Ended December 31, 1998 compared to December 31, 1997.

For the period from July 1, 1998 through December 31, 1998, the Company had revenues of $12,797,103 of which lease revenues on model homes totaled $2,387,894 and revenues from the sale of model homes were $10,349,588. Net income for the period was $323,472 compared to a net loss of $276,189 for the prior year fiscal period. The increase was primarily attributable to increased gains on the sale of model homes and reductions in depreciation expense.

The Company's lease revenues increased approximately $864,000 (a 57% increase) during the three months ended December 31, 1998 as compared to the three months ended December 31, 1997. This increase is due to additional lease revenues generated from the purchase of $23,600,000 in model homes in the twelve months ended December 31, 1998.

Corporate costs increased from $580,000 for the six months ended December 31, 1997 to $717,000 for the quarter ended December 31, 1998, representing a 24% increase. This increase was attributable to the hiring of additional personnel and increases in selling and marketing expenses.

                                      (12)

Model Homes
Model homes on lease have increased to $39,043,518 at December 31, 1998 from $30,214,036 at December 31, 1997, an increase of 29%.

A breakdown of model home costs and units by state is as follows:

                  # Model Homes     Model Home     # Model Homes     Model Home
                     Owned at         Cost            Owned at         Cost
State              12/31/98         12/31/98          12/31/97         12/31/97
------------------------------------------------------------------------------

Colorado                9         $  1,997,393             18     $  3,786,644
Florida                36            8,108,301             64       12,898,340
Minnesota               2              564,570              0                0
New Jersey             78           20,262,602             40        8,556,947
New York                5            2,150,000              0                0
North Carolina          3              694,372              4          882,381
Pennsylvania           21            4,698,939             10        2,230,500
Texas                   2              342,430              5          910,481
Virginia                1              224,911              4          948,743
                   -------        -------------        -------    ------------
Total                 157         $ 39,043,518            145     $ 30,214,036
                   =======        =============        =======    ============

A breakdown of lease rental revenues by state is as follows:

                                 Lease Revenues    Lease Revenues
                                  From 7/1/98       From 7/1/97
State                             to 12/31/98        to 12/31/97
------------------------------------------------------------------------------
Colorado                         $   170,709       $   245,404
Florida                              550,886           803,407
Minnesota                                182                 -
New Jersey                         1,127,082           179,218
New York                             139,139                 -
North Carolina                        41,662            48,638
Pennsylvania                         307,555           112,245
Texas                                 26,456            54,628
Virginia                              24,222            80,165
                                  -----------       -----------
Total                             $2,387,894        $1,523,705
                                  ===========       ===========

The average purchase price of model homes acquired by the Company since inception was approximately $225,000. For the quarter ended December 31, 1998, the Company sold seventeen (17) model homes for total sales price of $3,930,800 less costs of sales of $3,735,829 for a net gain of $194,971.











                                      (13)
Liquidity and Capital Resources

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


Cash Flow - Six Months Ended December 31, 1998.

Net cash provided by operating activities comprised net income of $323,472, offset by net adjustments for non-cash items of $202,226, and a net change in other operating assets and liabilities of $59,226.

Net cash provided by investing activities comprised proceeds from sale of model homes of $2,486,928, offset by $2,018,015 in model home purchases and $14,594 in capital expenditures.


Net cash used in financing activities comprised principal payments on mortgages payable of $930,770, deferred financing costs of $150,036, and purchase of treasury stock of $262,378, offset by proceeds from mortgages payable of $635,100, and proceeds from stockholder loans of $150,000.


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

For the six months ended December 31, 1998, purchases of model homes totaled approximately $10,500,000, increasing total model homes on lease at December 31, 1998 to approximately $39,000,000.










                                      (14)

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




























                                      (15)
                          PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

  The registrant held an Annual Meeting of Shareholders on December 15, 1998. At the meeting the shareholders took the following actions:

  1) Nine directors were elected by a vote of 10,734,233 for, and -0- against.
  2) Approved the appointment of Horton & Company, LLC. as the Corporation's independent auditors for the current fiscal year ended June 30, 1998. 10,734,223 votes for, -0- against.
  3) Ratified the amendment to the Certificate of Incorporation changing the name of the Corporation to Strategic Capital Resources, Inc. and reducing the authorized but unissued common and preferred stock. 10,734,233 for, -0- against.
  4) Ratified the Corporation's Equity Incentive Plans. 10,734,233 for, -0-against.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits:
       (27) Financial Data Schedule

   (b) Reports on Form 8-K: A report on form 8-K dated December 23, 1998 was filed with the Securities and Exchange Commission relating to shareholders actions taken at the Annual Meeting of Shareholders on December 15, 1998. (See
Item 4. above)
































                                      (16)


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.


                                           Strategic Capital Resources, Inc.



                                             By: /s/John P. Kushay
                                             John P. Kushay, Treasurer
                                             Chief  Financial Officer and
                                             Chief Accounting Officer

      (Duly Authorized Officer)
Date:   February 2, 1999













































                                      (17)