Form 10-Q
period 1999-03-31
STRATEGIC CAPITAL RESOURCES INC
filed 1999-05-13
CIK 1009416

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1999

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

                 Outstanding Equity Securities at May 10, 1999

Class of Securities                     Outstanding Shares

Common Stock,   $.001 par value,         15,903,870 shares

Preferred Stock, $.01 par value,            400,000 shares










                       STRATEGIC CAPITAL RESOURCES, INC.
                                AND SUBSIDIARIES
                                     INDEX


                        Part I.    FINANCIAL INFORMATION

Item 1.  Financial Statements                                     Page Number

         Condensed Consolidated Balance Sheets as of                  3
         March 31, 1999 (unaudited) and June 30, 1998.

         Condensed Consolidated Statement of Operations               4
         for the three months and nine months ended March 31, 1999, and the three months and nine months ended March 31, 1998 (unaudited)

         Condensed Consolidated Statement of Cash Flows               5
         for the nine months ended March 31, 1999, and the nine months ended March 31, 1998
         (unaudited)

         Notes to Condensed Consolidated Financial Statements       6-8
         (unaudited)

Item 2.  Management's Discussion and Analysis of Financial         9-14
         Condition and Results of Operations.

                         Part II.    OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

              No reports on Form 8-K were filed for the three months ended March 31, 1999.



         Signatures                                                  15






















                       STRATEGIC CAPITAL RESOURCES, INC.
                                AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   (Unaudited)
                                                    March 31        June 30
                                  ASSETS             1999             1998
                                                   -----------     -----------


Revenue producing assets:
 Model homes on lease                              $38,254,256     $38,687,731
 Less: accumulated depreciation                       (294,250)       (906,679)
                                                   -----------     -----------
 Model homes on lease, net                          37,960,006      37,781,052
                                                   -----------     -----------
   Total revenue producing assets                   37,960,006      37,781,052
                                                   -----------     -----------
Other assets:
 Cash                                                  756,976         365,227
 Net assets realizable on divestiture                1,100,000       1,100,000
 Deferred charges and other assets                     824,643         939,797
                                                   -----------     -----------
   Total other assets                                2,681,619       2,405,024
                                                   -----------     -----------
   Total assets                                    $40,641,625     $40,186,076
                                                   ===========     ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Mortgages payable                                 $30,252,953     $30,512,635
 Notes payable                                       1,345,907       1,025,907
 Accounts payable & accrued expenses                   586,972         481,763
 Unearned rental revenue                               248,245         203,367
 Preferred Distribution Payable                         20,000               -
                                                   -----------     -----------
    Total liabilities                               32,454,077      32,223,672
                                                   -----------     -----------
Stockholders' equity:
 Convertible preferred stock, $.01 par value
  5,000,000 shares authorized
  400,000 shares issued and outstanding                  4,000           4,000
 Common stock, $.001 par value
  25,000,000 shares authorized and 17,012,005 issued
  15,903,870 outstanding                                17,012
  16,934,085 outstanding                                                17,012
 Additional paid-in capital                          8,346,552       8,346,552
 Less treasury stock at cost, 1,108,135
 and 77,920 shares respectively at
 December 31, 1998 and June 30, 1998                  (282,732)        (20,354)
 Retained earnings (deficit)                           102,770        (384,806)
                                                   -----------     -----------
   Total stockholders' equity                        8,187,548       7,962,404
                                                   -----------     -----------
   Total liabilities and stockholders' equity      $40,641,625     $40,186,076
                                                   ===========     ===========
                            See accompanying notes.
                                      (3)


                       STRATEGIC CAPITAL RESOURCES, INC.
                                 AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
             Three Months and Nine Months Ended March 31, 1999 and
               Three Months and Nine Months Ended March 31, 1998
                                (Unaudited)

                                  Three Months Ended        Nine Months Ended
                                       March 31,                March 31,
                                   1999        1998         1999        1998
                                 ---------   ----------  ----------  -----------
Revenues:
  Lease revenue                 $1,161,324   $ 883,490  $ 3,549,218  $2,407,195
  Real Estate option fees                -           -            -       8,771
  Model Home sales               6,179,786   2,536,886   16,529,374   6,848,257
  Land sales                             -           -            -   8,591,956
  Interest Income                   27,114      29,037       86,735      99,604
                                 ---------   ----------  ----------  -----------
  Total Revenues                 7,368,224   3,449,413   20,165,327  17,955,783
                                 ---------   ----------  ----------  -----------
Costs and expenses:
  Interest expense                 676,335     529,282    2,146,632   1,422,643
  Cost of model homes sold       5,828,064   2,459,922   15,692,988   6,622,781
  Land sales                             -           -            -   8,591,956
  Corporate                        400,024     297,778    1,116,996     877,473
                                 ---------   ----------  ----------  -----------
  Total Operating Expenses       6,904,423   3,286,982   18,956,616  17,514,853
                                 ---------   ----------  ----------  -----------
Income before depreciation
   and amortization                463,801     162,431    1,208,711     440,930

  Depreciation and amortization    144,695     315,284      427,133     869,972
                                 ---------   ----------  ----------  -----------
Income(loss) before income taxes   319,106    (152,853)     781,578    (429,042)
                                 ---------   ----------  ----------  -----------
Deferred income tax expense         95,000           -      234,000           -
                                 ---------   ----------  ----------  -----------
Net income (loss)                  224,106    (152,853)     547,578    (429,042)

Preferred stock distribution        30,000           -       60,000           -
                                 ---------   ----------  ----------  -----------
Income(loss) applicable to
  common shareholders              194,106    (152,853)     487,578    (429,042)
                                 ==========  ==========  =========== ===========

Net income (loss) per share
  Basic                          $    0.01       (0.01)        0.03       (0.03)
  Diluted                        $    0.01       (0.01)        0.03       (0.03)


Weighted average number of shares
  Basic                         15,933,967  17,012,005   16,197,314  16,878,423
  Diluted                       18,291,633  17,012,005   18,157,126  16,878,423


                            See accompanying notes.
                                      (4)
                       STRATEGIC CAPITAL RESOURCES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
              Nine Months Ended March 31, 1999 and March 31, 1998
                                  (Unaudited)
                                                   Nine Months     Nine Months
                                                      Ended          Ended
                                                     3/31/99         3/31/98
                                                   -----------    ----------
Net income (loss)                                   $ 547,578    $ (429,042)
                                                   -----------    ----------
Adjustments to reconcile net loss to net cash
 provided by operating activities:
 Amortization expense                                 343,574       332,150
 Depreciation expense                                  83,559       537,822
 Gain on sale of model homes                         (836,386)     (225,476)
 Changes in assets and liabilities:
   Decrease(increase) in miscellaneous assets         216,585        30,308
   Decrease(increase)in accounts payable/accrued exp  125,292       (69,243)
   Increase in unearned rental revenue                 44,878       132,243
                                                   -----------    ----------
    Total adjustments                                 (22,498)      737,804
                                                   -----------    ----------
    Net cash provided by operating activities         525,080       308,762
                                                   -----------    ----------
Cash flows from investing activities
 Purchase of model homes                           (3,018,824)   (6,935,357)
 Proceeds from sale of model homes                  3,660,983     6,777,273
 Proceeds from sale of land                                 -     1,716,956
 Capital expenditures                                 (14,594)         (606)
 Proceeds from note receivable of
  divested segment                                          -       212,500
                                                   -----------    ----------
   Net cash provided by
        investing activities                          627,565     1,770,766
                                                   -----------    ----------
Cash flows from financing activities:
 Proceeds from mortgages payable                      765,982     3,929,929
 Principal payments on mortgages payable           (1,162,952)   (5,819,530)
 Deferred financing costs                            (381,494)     (256,987)
 Proceeds from stockholder loans                      320,000             -
 Purchase of treasury stock                          (262,432)            -
 Preferred distribution payable                       (40,000)            -
                                                   -----------   -----------
  Net cash (used in)
       financing activities                          (760,896)   (2,146,588)
                                                   -----------   -----------
Net increase (decrease) in cash                       391,749       (67,060)
Cash at beginning of period                           365,227       831,266
                                                   -----------   -----------
Cash at end of period                                $756,976    $  764,206
                                                   ===========   ===========
Supplemental disclosure of cash flow information:
                               Interest paid -     $2,065,501    $1,417,368




                            See accompanying notes.
                                      (5)

                       STRATEGIC CAPITAL RESOURCES, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1999
                                  (unaudited)

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

MFI and MFII were formed for the exclusive purpose of acquiring model homes and leasing them back to a single major real estate developer and homebuilder until such time as they are sold to independent third parties.

Model Funding I, LLC

The following is a breakdown of model home acquisitions and sales by MFI.

  Quarter       Units          Amount          Units      Cost of Model
   Ended       Purchased      Purchased        Sold        Homes Sold
----------     ---------      -----------      ----       ------------
  3/31/98         29          $ 7,091,507        -        $         -
  6/30/98         17            4,081,484        -                  -
  9/30/98         20            6,120,097        4            861,040
 12/31/98          3              991,000        3            794,733
  3/31/99          -                    -       10          2,508,054
               ---------      -----------      ----       ------------
  Total           69          $18,284,088       17        $ 4,163,827
               ---------      -----------      ----       ------------

Model Homes on Lease at March 31, 1999  -       52        $14,120,261

                                      (6)

Model Funding II, LLC

As of March 31, 1999, MFII has not acquired any model homes. MFII has committed to acquire 36 model homes at an approximate cost of $7,200,000 from an existing client. The closing is subject to completion of due diligence, receipt of satisfactory appraisals, formal documentation, and successful completion of financing, for which it has received an oral commitment.



Note 3. Earnings Per Share

During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". As a result, all previously reported earnings per share data has been restated to conform with SFAS No. 128. Basic and diluted earnings per share are calculated as follows:
                                  Three Months Ended        Nine Months Ended
                                       March 31,                March 31,
                                   1999        1998         1999        1998
                                 ---------   ----------  ----------   ----------
Earnings
  Net income                       224,106    (152,853)     547,578    (429,042)
  Dividends on preferred shares     30,000           -       60,000           -
                                 ---------   ----------  ----------   ----------
Income(loss) applicable to
  common shareholders              194,106    (152,853)     487,578    (429,042)
                                 ==========  ==========  ===========  ==========
Basic:
Income(loss) applicable to
  common shareholders              194,106    (152,853)     487,578    (429,042)
Weighted average shares
outstanding during the period   15,933,967  17,012,005   16,197,314  16,878,423

  Basic                          $    0.01       (0.01)        0.03       (0.03)

Diluted:
Income(loss) applicable to
  common shareholders              194,106    (152,853)     487,578    (429,042)
Plus:
  Dividends on preferred shares     30,000           -       60,000           -
                                 ---------   ----------  ----------   ----------
Net income applicable to
  common shareholders              224,106    (152,853)     547,578    (429,042)
                                 ---------   ----------  ----------   ----------
Weighted average shares
outstanding during the period   15,933,967  17,012,005   16,197,314  16,878,423
Effect of dilutive securities:
  Stock Options                    646,279           -      442,486           -
  Warrants                       1,311,387           -    1,117,326           -
  Assumed conversion of
  Preferred stock                  400,000           -      400,000           -
                                 ---------   ----------  ----------   ----------
Diluted weighted common
 shares outstanding             18,291,633  17,012,005   18,157,126  16,878,423

  Diluted                        $    0.01       (0.01)        0.03       (0.03)

                                      (7)


Note 4. Commitments & Contingencies

In the ordinary course of business, the Company commits to purchase model homes and other asset classes for leaseback to clients and purchase real estate for development, selling the finished lots to its clients when development is completed. All commitments are subject to change in size as well as closing time due to the following; client commitments routinely change as clients determine their actual needs; changes in economic conditions in a specific market place; real estate (land) acquisitions are typically subject to numerous conditions including, but not limited to, the ability to obtain necessary government regulatory approvals for the communities; and other factors affecting the homebuilding industry.

Legal Proceedings
The Company filed suit against BANKATLANTIC BANCORP., INC., and BANKATLANTIC, a federal savings bank, in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, by complaint dated December 30, 1998. The complaint charges a breach of fiduciary duty and seeks unspecified damages in that the defendant, undertook to act as agent or broker in connection with obtaining a $200 million loan facility, relating to a sale and lease back program for a major publicly traded national builder. Rather than complete the financing transaction, the complaint alleges economic opportunity was usurped by defendant and entered into an agreement directly with the builder, utilizing inter alia, the terms of the Company's program.

Outside counsel has advised the Company that it has a meritorious claim, and the Company believes it will have a positive financial impact in that the Company expects to recover substantial damages in excess of the cost of litigation.

The Company filed a lawsuit against Monarch Investment Properties, Inc., formerl known as Iron Holdings Corp.,Iron Eagle Contracting and Mechanical, Inc., Tahoe Realty Corp., Anthony Gurino, Dennis Sommesso, and "John and Jane Doe 1-15.

Based on information currently available to the Company, it anticipates that it will collect the outstanding balance, accrued interest, as well as collection costs. The Company has not accrued interest on the note since March 31, 1999.

Special counsel has advised the Company that it has a meritorious claim and should prevail.


Model home sales contracts
The Company has sale contracts pending on sixteen (16) model homes. The aggregate sales price for the $4,328,675, which the Company originally purchased for $3,952,438.

Financing Activities
In order to finance its expansion, the Company conducts ongoing negotiations with financial institutions to raise funds through debt and/or equity.

At March 31, 1999, the Company had outstanding $30.2 million in secured loans by financial institutions and $1.3 million in loans to shareholders. The Company borrows under various revolving and term loan credit facilities, and at March 31, 1999, had available additional borrowings of $6.8 million.


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


The Company constantly explores opportunities to provide financial services to specific industries that are under served by major financial institutions.


Since its inception, the Company and its special purpose bankruptcy remote subsidiary have purchased a total of 298 model homes and sold 148, resulting in a portfolio of 150 model homes owned at March 31, 1999. The following is a summary of model home purchases and sales by year since inception:


                                                                    Average
  Fiscal     Units          Amount        Units    Cost of Model  Holding Period
Year Ended  Purchased      Purchased      Sold      Homes Sold     (In Months)
----------  ---------      -----------    ----     ------------   -------------
  6/30/96      61          $11,836,729      3      $   503,165        24.2
  6/30/97      75           14,512,772     23        4,437,087        17.4
  6/30/98     110           26,170,860     49        8,892,378        12.9
  6/30/99      52           15,615,709     73       16,049,184         4.9
            ---------      -----------    ----     ------------   -------------
  Total       298          $68,136,070    148      $29,881,814        14.4
            ---------      -----------    ----     ------------   -------------

Model Homes on Lease at March 31, 1999     -  150        $38,254,256


Since inception, the Company has entered into one land acquisition and development contract. On July 3, 1997, the developer elected to fully exercise its option to purchase the approximate 70-acre tract of land. The property was purchased from the Company for the sum of $8,591,956.









                                      (9)


A summary of the operating results of Strategic Capital Resources, Inc. and subsidiaries for the three months ended March 31, 1999, and March 31, 1998 are presented below.

                                          Three Months     Three Months
                                             Ended           Ended
                                            March 31        March 31
                                              1999      %     1998      %
                                          --------------------------------
Revenues:
  Lease revenue                          $1,161,324    16%   $883,490  25%
  Model home sales                        6,179,786    84%  2,536,886  74
  Interest income                            27,114     -%     29,037   1%
                                          ---------------------------------
   Total revenues                        $7,368,224   100%  3,449,413 100%

Costs and expenses:
  Interest expense                          676,335     9%    529,282  15%
  Cost of model home sales                5,828,064    79%  2,459,922  71%
  Corporate                                 400,024     6%    297,778   9%
                                          ---------------------------------
  Total costs and expenses                6,904,423    94%  3,286,982  95%
                                          ---------------------------------
Income before depreciation & amortization   463,801     6%    162,431   5%

Depreciation & amortization                 144,695     2%    315,284   9%
                                          ---------------------------------
Income (loss) before income taxes           319,106     4%   (152,853) (4%)
                                          ---------------------------------
Deferred income tax expense                  95,000     1%          -    -
                                          ---------------------------------
Net income (loss)                          $224,106     3%   (152,853) (4%)
                                          =================================
Results of Operations:

Three Months Ended March 31, 1999 compared to March 31, 1998.

For the period from January 1, 1999 through March 31, 1999, the Company had revenues of $7,368,224 of which lease revenues on model homes totaled $1,161,324 and revenues from the sale of model homes were $6,179,786. Net income for the period was $224,106 compared to a net loss of $152,853 for the prior year fiscal period. The increase was primarily attributable to increased gains on the sale of model homes and reductions in depreciation expense.

The Company's lease revenues increased approximately $278,000 (a 31% increase) during the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. This increase is due to additional lease revenues generated from the purchase of $21,700,000 in model homes in the twelve months ended March 31, 1999.

Corporate costs increased from $298,000 for the quarter ended March 31, 1998 to $400,000 for the quarter ended March 31, 1999, representing a 34% increase. This increase was attributable to the hiring of additional personnel and increases in selling and marketing expenses.


                                      (10)
A summary of the operating results of Strategic Capital Resources, Inc. and subsidiaries for the nine months ended March 31, 1999, and March 31, 1998 are presented below.

                                           Nine Months     Nine Months
                                             Ended           Ended
                                            March 31        March 31
                                              1999      %     1998      %
                                          --------------------------------
Revenues:
  Lease revenue                          $3,549,218    18% $2,407,195  13%
  Model home sales                       16,529,374    82%  6,848,257  38%
  Interest income                            86,735     -%     99,604   1%
  Real Estate option fees                         -     -       8,771   -%
  Land Sales                                      -     -   8,591,956  48%
                                          ---------------------------------
   Total revenues                       $20,165,327   100% 17,955,783 100%

Costs and expenses:
  Interest expense                        2,146,632    11%  1,422,643   8%
  Cost of model home sales               15,692,988    78%  6,622,781  37%
  Corporate                               1,116,996     5%    877,473   5%
  Land Sales                                      -     -   8,591,956  47%
                                          ---------------------------------
  Total costs and expenses               18,956,616    94% 17,514,853  97%
                                          ---------------------------------
Income before depreciation & amortization 1,208,711     6%    440,930   3%

Depreciation & amortization                 427,133     2%    869,972   5%
                                          ---------------------------------
Income (loss) before income taxes           781,578     4%   (429,042) (2%)
                                          ---------------------------------
Deferred income tax expense                 234,000     1%          -    -
                                          ---------------------------------
Net income (loss)                          $547,578     3%   (429,042) (2%)
                                          =================================
Results of Operations:

Nine Months Ended March 31, 1999 compared to March 31, 1998.

For the period from July 1, 1998 through March 31, 1999, the Company had revenues of $20,165,327 of which lease revenues on model homes totaled $3,549,218 and revenues from the sale of model homes were $16,529,374. Net income for the period was $547,578 compared to a net loss of $429,042 for the prior year fiscal period. The increase was primarily attributable to increased gains on the sale of model homes and reductions in depreciation expense.

The Company's lease revenues increased approximately $1,142,000 (a 47% increase) during the nine month ended March 31, 1999 as compared to the nine months ended March 31, 1998. This increase is due to additional lease revenues generated from the purchase of $21,700,000 in model homes in the twelve months ended March 31, 1999.

Corporate costs increased from $877,000 for the nine months ended March 31, 1998 to $1,117,000 for the nine months ended March 31, 1999, representing a 27% increase. This increase was attributable to the hiring of additional personnel and increases in selling and marketing expenses.

                                      (11)

Model Homes
Model homes on lease have increased to $38,254,256 at March 31, 1999 from $34,758,659 at March 31, 1998, an increase of 10%.

A breakdown of model home costs and units by state is as follows:

                  # Model Homes     Model Home     # Model Homes     Model Home
                     Owned at         Cost            Owned at         Cost
State                3/31/99         3/31/99          3/31/98         3/31/98
------------------------------------------------------------------------------

Colorado                8         $  1,765,605             18     $  3,786,644
Florida                25            5,644,376             55       11,330,359
Minnesota               2              564,570              0                0
New Jersey             75           19,980,015             54       12,224,844
New York                8            3,047,435              0                0
North Carolina          3              694,372              4          882,382
Pennsylvania           26            5,990,542             22        5,063,979
Texas                   2              342,430              4          746,124
Virginia                1              224,911              3          724,327
                   -------        -------------        -------    ------------
Total                 150         $ 38,254,256            160     $ 34,758,659
                   =======        =============        =======    ============

A breakdown of lease rental revenues by state is as follows:

                                 Lease Revenues    Lease Revenues
                                  From 1/1/99       From 1/1/98
State                             to 3/31/99        to 3/31/98
------------------------------------------------------------------------------
Colorado                         $    56,279       $   113,599
Florida                              208,476           375,569
Minnesota                             16,937                 -
New Jersey                           605,367           249,720
New York                              76,786                 -
North Carolina                        20,831            26,471
Pennsylvania                         159,627            66,915
Texas                                 10,273            27,314
Virginia                               6,747            23,902
                                  -----------       -----------
Total                             $1,161,324        $  883,490
                                  ===========       ===========

The average purchase price of model homes acquired by the Company since inception was approximately $228,000. For the quarter ended March 31, 1999, the Company sold twenty-five (25) model homes for total sales price of $6,179,786 less costs of sales of $5,828,064 for a net gain of $351,722.











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

These capital contributions and loans have been adequate to permit the Company to carry on operations to date. However, it may be necessary to finance the expansion of operations over the coming fiscal year with additional funds raised through the issuance of debt or equity securities. Should the need arise, the Company will complete a securities offering of debt or equity prior to the end of 1999. The net proceeds of an offering, together with existing cash and credit facilities, as well as new facilities obtained on an "as needed" basis, should enable the Company to finance its growing level of operations. (See Financing Activities for additional information.)


Cash Flow - Nine Months Ended March 31, 1999.

Net cash provided by operating activities comprised net income of $547,578, offset by net adjustments for non-cash items of $409,253, plus a net change in other operating assets and liabilities of $386,755.

Net cash provided by investing activities comprised proceeds from sale of model homes of $3,660,983, offset by $3,018,824 in model home purchases and $14,594 in capital expenditures.


Net cash used in financing activities comprised principal payments on mortgages payable of $1,162,952, deferred financing costs of $381,494, preferred distributions of $40,000, and purchase of treasury stock of $262,432, offset by proceeds from mortgages payable of $765,982, and proceeds from stockholder loans of $320,000.

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

For the nine months ended March 31, 1999, purchases of model homes totaled approximately $15,600,000, bringing total model homes on lease at March 31, 1999 to approximately $38,200,000.










                                      (13)

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


                                           Strategic Capital Resources, Inc.



                                             By: /s/John P. Kushay
                                             John P. Kushay, Treasurer
                                             Chief  Financial Officer and
                                             Chief Accounting Officer

      (Duly Authorized Officer)
Date:   May 12, 1999







































                                      (15)