Form 10-K
period 1999-06-30
STRATEGIC CAPITAL RESOURCES INC
filed 1999-09-27
CIK 1009416

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended June 30, 1999

                       Strategic Capital Resources, Inc.
                     2500 Military Trail North - Suite 260
                           Boca Raton, Florida  33431
                                 (561) 995-0043

                        Commission file number: 0-28168
                       State of Incorporation:  Delaware
                 I.R.S. Employer Identification No. 11-328-9981

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject of such filing
requirements for the past 90 days.  Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [    ]

As of September 10, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $ 1,057,179.

As of September 10, 1999, there were outstanding 15,903,870 shares of common stock, par value $.001 per share of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE
              (only to the extent set forth in the part indicated)

Part III, Items 10, 11, 12 and 13 are incorporated by reference to the definitive proxy statement for Registrant's Annual Meeting of Shareholders to be held on December 1, 1999, to be filed pursuant to Regulation 14A.





                                     PART I

ITEM 1. BUSINESS

GENERAL

Strategic Capital Resources, Inc. (the "Company" or "SCRI"), a Delaware Corporation was organized in November 1995. The Company's principal operations consist of the following business lines:

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

  3) The purchase and leaseback of commercial real estate including office buildings, multi-family residential properties, manufacturing and warehouse facilities. The Company purchases the real estate and enters into fixed term leases with the real estate developers. The lessees performance is supported by surety bonds issued by insurance companies rated "BB" to "AAA" by the major rating agencies.

Model Home Sale-Leaseback Program

Since inception in November 1995 through June 30, 1999, the Company has purchased a total of 307 model homes at a cost of $69,333,900, and sold 170 homes costing $34,631,959, leaving a current model home portfolio at June 30, 1999 of 137 model homes at a cost of $34,701,941. The average purchase price per model home acquired has been approximately $225,000. The average purchase price per model home in inventory at June 30, 1999 is approximately $253,000.

At June 30, 1999, and through the report date, the Company was negotiating agreements with several homebuilders to acquire additional model homes as follows:

   Number of                             Approximate
  Model Homes         Location          Purchase Price
--------------------------------------------------------
      39              California         $10,200,000
      19              Arizona              2,400,000
       9              North Carolina       2,000,000
       5              Utah                   900,000
       4              Nevada                 500,000
      22              California           7,500,000
      13              California           3,400,000
-------------                          -----------------
     111                                 $26,900,000
=============                          =================

The agreements are subject to the following conditions; (i) satisfactory completion of due diligence regarding the assets to be acquired , (ii) the execution of bank or institutional financing, and (iii) agreement to final wording of all related legal documentation.

At June 30, 1999, and through the report date, the Company had sales contracts pending on 35 model homes at an aggregate sales price of $9,785,106, an average sales price of $279,574 per home. The model homes were acquired at an aggregate cost of $9,413,033, an average purchase price of $268,944 per home.

The following chart outlines the unit totals of model home purchases and sales by geographic region since inception of the Company and the current model home inventory at June 30, 1999.

                        # of Models     # of Models     Current Model
State                    Purchased         Sold           Inventory
-----------------       -----------     -----------     -------------
Colorado                     22              17                5
Georgia                       5               5                0
Florida                     107              89               18
Minnesota                     2               0                2
Nevada                        9               0                9
New Jersey                  107              38               69
New York                      9               1                8
North Carolina                4               3                1
Pennsylvania                 31               8               23
Texas                         5               3                2
Virginia                      6               6                0
                        -----------     -----------     -------------
Total                       307             170              137
                        ===========     ===========     =============

The following chart outlines the total costs of model home purchases and sales by geographic region since inception of the Company and the current model home inventory at June 30, 1999.

                                          Original
                      Cost of Models    Cost of Models   Current Model
State                    Purchased         Sold           Inventory
-----------------      ------------    ------------     -------------
Colorado               $ 4,715,463      $3,629,288      $  1,086,175
Georgia                  1,576,755       1,576,755                 -
Florida                 20,086,710      15,911,223         4,175,487
Minnesota                  564,570               -           564,570
Nevada                   1,197,830               -         1,197,830
New Jersey              27,411,230       8,780,908        18,630,322
New York                 3,301,435         254,000         3,047,435
North Carolina             882,382         660,295           222,087
Pennsylvania             7,191,197       1,755,592         5,435,605
Texas                      910,481         568,051           342,430
Virginia                 1,495,847       1,495,847                 -
                       ------------    ------------     -------------
Total                  $69,333,900     $34,631,959      $ 34,701,941
                       ============    ============     =============

Geographic Lease Revenue Summary
A breakdown of lease rental revenues by state is as follows:

                  Lease revenue      Lease revenue      Lease revenue
                    Year Ended         Year Ended         Year Ended
State                6/30/99            6/30/98            6/30/97
-----------       ---------------    ---------------    ---------------

Colorado           $  274,911         $    469,752       $  419,228
Florida               912,838            1,523,285        1,290,731
Georgia                     -                    -           49,337
Minnesota              34,056                    -                -
Nevada                  1,198                    -                -
New Jersey          2,336,893              845,794                -
New York              306,227               40,402                -
North Carolina         79,659              101,581           88,475
Pennsylvania          641,562              340,269                -
Texas                  45,076              104,327           60,293
Virginia               31,119              119,383          160,386
-----------        ----------         ------------       ----------
  Total            $4,663,540         $  3,544,793       $2,068,450
                   ===========        ============       ==========

During fiscal 1999, the Company acquired an additional 61 model homes at a cost of $16,813,539 and an average purchase price of approximately $275,000 per model home. The Company sold 95 model homes during fiscal 1999 for total sales price of $21,495,935 less costs of sales of $20,368,171 for a net gain of $1,127,764.

Land Acquisition and Contract Development Program

Since inception, the Company has completed one land acquisition and development contract. The transaction involved the purchase of 70 acres in western Boca Raton Florida at a purchase price of $8,591,956, to be subdivided into 370 lots for the development of single family estate homes, zero lot single family homes, townhouses, and villas. During June 1997, the Company was advised by the homebuilder that it was electing to fully exercise its option to purchase the approximate 70-acre tract of land being developed for 370 residential units and terminate the development agreement. The homebuilder exercised the option on July 3, 1997, and purchased the property for the sum of $8,591,956.

At June 30, 1999, and through the report date, the Company was negotiating two agreements with one homebuilder to acquire land and provide development funding. The following is an outline of the transactions:

    Land          Acquisition    Development       Total
  Location          Cost           Funding          Cost
 ----------       -----------    -----------     -----------

  Arizona         $ 2,654,331    $ 5,050,000     $ 7,704,331
  Arizona         $ 1,834,000    $ 1,500,000     $ 3,334,000
                  -----------    -----------     -----------
Total             $ 4,488,331    $ 6,550,000     $11,038,331
                  ===========    ===========     ===========

The agreements are subject to the following conditions; (i) satisfactory completion of due diligence regarding the assets to be acquired , (ii) the execution of bank or institutional financing, and (iii) agreement to final wording of all related legal documentation.

Commercial Real Estate Purchase Program

During the fiscal year ended June 30, 1999, the Company added a new line of business, the purchase and leaseback of commercial real estate including office buildings, multi-family residential properties, manufacturing and warehouse facilities. The Company purchases the real estate and enters into fixed term leases with the real estate developers. The lessees performance is supported by surety bonds issued by insurance companies rated "BB" to "AAA" by the major rating agencies.

On July 15, 1999 the Company purchased a 288 unit multi-family residential property in Jacksonville, Florida for a purchase price of $10,228,000. The purchase price was paid as follows:

  Assumption of existing first mortgage      $ 4,928,000
  New loan                                     5,300,000
                                             -----------
  Total purchase price                       $10,228,000
                                             ===========

$1,500,000 of the purchase price is to be utilized to improve, modernize and enhance the value of the property.

Simultaneously, the Company entered into an operation, maintenance, and management agreement which provides for payment to the Company of a minimum income stream per month. The agreement also requires the management company to purchase the property at the end of five years. The performance under the agreement is guaranteed jointly and severely by two major insurance companies rated "AAA" and "BB" by Standard & Poors.

The following is a summary of the anticipated revenue and expenses the Company will realize over the five year period:

                        Management         Debt
                          Income          Service        Cash flow
                        ----------      ----------       ---------
  Year 1                $1,325,212      $1,205,172       $ 120,040
       2                 1,325,212       1,187,384         137,828
       3                 1,378,212       1,169,359         208,853
       4                 1,431,212       1,149,668         281,544
       5                 1,431,212       1,129,240         301,972
                        ----------      ----------      ----------
  Total                 $6,891,060      $5,840,823      $1,050,237
                        ==========      ==========      ==========

At June 30, 1999, and through the report date, the Company was negotiating agreements with several real estate developers and investors to acquire additional commercial properties as follows:

      Nature of                                                Approximate
   Real Estate                              Location          Purchase Price
----------------------------------------------------------------------------
4 Office buildings                          Nevada             $19,200,000
1 Multi-family residential property         Texas               16,000,000
2 Multi-family residential properties       Florida             12,000,000
1 Manufacturing Facility                    Tennessee           20,500,000
                                                           -----------------
 Total                                                         $67,700,000
                                                           =================

The agreements are subject to the following conditions; (i) satisfactory completion of due diligence regarding the assets to be acquired , (ii) the execution of bank or institutional financing, and (iii) agreement to final wording of all related legal documentation.

Competition and Market Factors

SCRI is subject to all the general risks associated with investment in real estate such as adverse changes in general or local economic conditions, changes in supply of or demand for similar or competing properties in an area, changes in interest rates and operating expenses, changes in market rental rates, inability to lease properties upon the termination or expiration of existing leases, the renewal of existing leases and inability to collect payments from operators.

SCRI faces competition from banks, insurance companies, finance companies, leasing companies and real estate investment trusts in the acquisition, financing and leasing of properties, which could adversely affect its growth.

There can be no assurance that SCRI will be able to raise sufficient capital through borrowings, or the issuance of debt and equity securities, to achieve its investment objectives.

SCRI is dependent on the efforts of its directors, officers and key personnel and has employment contracts with only two such persons. There can be no assurance that SCRI would be able to recruit additional personnel with equivalent experience in the event of their resignation.

Divested Operations

For information on divested operations, see Note 10 to the Company's Consolidated Financial Statements on page F-23.

Employees

At September 10, 1998, the Company employed 8 persons, including sales and marketing, executive, and administrative personnel. None of the Company's employees are covered by a collective bargaining agreement and management considers the relationship with its employees to be excellent.

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

Item 2. Properties

The Company's corporate office is located at 2500 Military Trail North, Suite 260, Boca Raton, Florida 33431, where the Company leases 2,798 square feet of office space for a term expiring January 2002. For additional information on properties, see Note 9 to the Company's Consolidated Financial Statements on page F-18.

The Company owns additional properties more fully described in Item 1.

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

The Company believes that it has a meritorious claim and should prevail.

The Company filed a lawsuit in June 1999 against Monarch Investment Properties, Inc., formerly known as Iron Holdings Corp.,Iron Eagle Contracting and Mechanical, Inc., Tahoe Realty Corp., Anthony Gurino, Dennis Sommesso, and "John and Jane Doe 1-15, in the Supreme Court of the State of New York, County of Queens. The Action asserts seven separate causes of action arising out of a default in payment of a $1,100,000 promissory note evidencing moneys due to the Company from Monarch/Iron Holdings as a result of its purchase of certain corporate stock of Iron Eagle from the Company.

Based on information currently available to the Company, it anticipates that it will collect the outstanding balance, accrued interest, as well as collection costs. The Company has not accrued interest on the note since March 31, 1999.

The Company believes that it has a meritorious claim and should prevail.

The Company is not presently involved in any other material litigation nor, to its knowledge, is any material litigation threatened against the Company or its properties, other than routine litigation arising in the ordinary course of business.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders in the fourth quarter of its fiscal year ended June 30, 1999.


                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock of the Registrant has been quoted on the OTC Bulletin Board under the symbol "JJFN" since May 15, 1996. On October 18, 1998, the Company changed its name to Strategic Capital Resources, Inc. and changed its trading symbol to "SCRI". On June 17, 1999, the Company changed its symbol back to "JJFN". The NASD designated the change to avoid a nomenclature conflict with other listings. The following table sets forth, for the periods indicated, the high and low closing sales price for the Common Stock, as reported on the OTC Bulletin Board. As of July 10, 1999 there were over 1,000 shareholders of which approximately 515 were shareholders of record. The closing price of the Company's Common Stock as reported on the OTC Bulletin Board on September 10, 1999, was $.25.

                                       Year Ended June 30,
                                  ----------------------------
                                      1999          1998
                                  ----------------------------
                                    High  Low     High  Low
                                  ----------------------------
First Quarter                       0.21   0.19   0.56   0.31

Second Quarter                      0.31   0.25   0.46   0.14

Third Quarter                       0.31   0.27   0.20   0.13

Fourth Quarter                      0.51   0.45   0.40   0.12
                                  ----------------------------


The Company has not paid any cash dividends on its Common Stock and does not anticipate paying any in the foreseeable future. It intends to continue its present policy of retaining cash flow from the investment in the Company's operations.

On November 2, 1995, the Company issued 400,000 shares of its 6% participating convertible preferred stock. Each share is convertible into one share of the Company's common stock commencing in December 1996. Dividends may be declared on the basis of a 50% participation in the rental revenue stream up to $60,000 per year. The preferred stock is redeemable at the option of the Company, on the basis of 105% within the first six-month period, 104% within the second six-month period, 103% within the third six-month period, 102% within the fourth six-month period, 101% within the fifth six-month period and 100% thereafter.

During July 1998, David Miller, Chairman of the Company acquired all the issued and outstanding shares of convertible preferred stock. The Company has not paid any distributions on the preferred stock since July 1996, as a result of a dispute as to which of two unaffiliated parties were entitled to the dividend. At September 30, 1998, the Company owed $130,000 in unpaid distributions. In October 1998, the Company began paying distributions to David Miller at the rate of $10,000 per month, which will bring the Company current on preferred distributions in September 2001.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below for the years ended June 30, 1999, June 30, 1998, and June 30, 1997 have been derived from the Company's audited consolidated financial statements. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto included elsewhere in this Report.


                            SELECTED FINANCIAL DATA
Income Statement Data:


                                     Year Ended     Year Ended     Year Ended
                                       6/30/99        6/30/98        6/30/97
                                    -------------  -------------  -------------
Revenues                            $ 26,286,920   $ 21,302,522   $  7,524,938

Expenses                              24,608,034     20,575,973      7,167,567
                                    -------------  -------------  -------------
Income(loss) from continuing
  operations before
  depreciation and amortization        1,678,886        726,549        357,371

Depreciation and amortization            592,936      1,181,860        707,345
                                    -------------  -------------  -------------
Income (loss) from continuing operations
  before income tax benefit (expense)  1,085,950       (455,311)      (349,974)
Income tax benefit (expense)            (326,000)       298,000         77,000
                                    -------------  -------------  -------------
Income (loss) from
 continuing operations                   759,950       (157,311)      (272,974)

Discontinued operations, net of taxes
  Loss from discontinued operations            -              -        (54,444)
  Gain on disposal of
  discontinued operations                      -              -        284,876
                                    -------------  -------------  -------------
                                               -              -        230,432
                                    -------------  -------------  -------------
Net income (loss)                        759,950       (157,311)       (42,542)

Preferred stock distributions             90,000              -          5,000
                                    -------------  -------------  -------------
Income (loss) applicable to
common shareholders                 $    669,950   $   (157,311)  $    (47,542)
                                    =============  =============  =============

Earnings (loss) per share data:
  Continuing operations             $       0.04   $      (0.01)  $      (0.01)
  Divested operations                          -              -           0.01
                                    -------------  -------------  -------------
Net income (loss) per share         $       0.04   $      (0.01)  $       0.00
                                    =============  =============  =============

Weighted average number
  of common shares outstanding        16,185,044     16,911,168     16,551,091


Balance Sheet Data:

                                    June 30, 1999  June 30, 1998  June 30, 1997
                                    -------------  -------------  -------------

Total assets                        $ 37,093,784   $ 40,186,076   $  32,430,295

Mortgages and notes payable           27,958,201     31,538,542      23,658,372

Other liabilities                        765,661        685,130         682,557

Stockholders' equity                   8,369,922      7,962,404       8,089,366


UNAUDITED SUMMARIZED CONSOLIDATED QUARTERLY INFORMATION

Summarized quarterly financial information for the years ended June 30, 1999, 1998, and 1997 is as follows:

                                               Three Months Ended
                             --------------------------------------------------
                                June        March       December     September
                              30, 1999    31, 1999      31, 1998     30, 1998
                             ----------   ----------   ----------   -----------

Revenues                    $ 6,121,592  $ 7,368,224  $ 5,127,844   $ 7,669,259
Expenses                      5,817,220    7,049,118    4,922,712     7,411,919
Income (loss) before
  income taxes                  304,372      319,106      205,132       257,340
Income tax benefit (expense)    (92,000)     (95,000)     (61,862)      (77,138)
Net income (loss)               212,372      224,106      143,270       180,202
Earnings per common share          0.01         0.01         0.01          0.01
Weighted average number of
 common shares outstanding   15,933,870   15,933,967   15,904,085    16,858,107


                                               Three Months Ended
                             --------------------------------------------------
                                June        March       December     September
                              30, 1998    31, 1998      31, 1997     30, 1997
                             ----------   ----------   ----------   -----------

Revenues                     $3,346,739   $3,449,413   $3,734,283   $10,772,087
Expenses                      3,373,008    3,602,266    3,854,716    10,927,843
Income (loss) before
  income taxes                  (26,269)    (152,853)    (120,433)     (155,756)
Income tax benefit             (298,000)           -            -             -
Net income (loss)               271,731     (152,853)    (120,433)     (155,756)
Earnings per common share          0.02        (0.01)       (0.01)        (0.01)
Weighted average number of
 common shares outstanding   17,012,005   17,012,005   16,814,179    16,811,990


                                               Three Months Ended
                             --------------------------------------------------
                                June        March       December     September
                              30, 1997    31, 1997      31, 1996     30, 1996
                             ----------   ----------   ----------   -----------

Revenues                     $3,577,995   $1,561,595   $1,978,676   $10,772,087
Expenses                      3,654,840    1,659,196    1,815,344    10,927,843
Income (loss) before
  income taxes                  (76,845)     (97,601)     163,332      (108,428)
Income tax benefit              (77,000)           -            -             -
Net income (loss)                   155      (97,601)     163,332      (108,428)
Earnings per common share          0.00        (0.01)       (0.01)        (0.01)
Weighted average number of
 common shares outstanding   16,661,660   16,659,990   16,659,990    16,226,294



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

A summary of the operating results of Strategic Capital Resources, Inc. and subsidiaries for the fiscal years ended June 30, 1999, June 30, 1998, and June 30, 1997 are presented below:


                                    Year            Year            Year
                                   Ended           Ended           Ended
                                   June 30         June 30         June 30
                                     1999      %    1998      %     1997      %
                                 ----------------------------------------------
Revenues:
  Lease revenue                 $4,663,540  17% $3,544,793  17% $2,068,450  28%
  Option fees                            -   -%      8,771   -%    824,207  11%
  Model home sales              21,495,935  82%  9,027,514  42%  4,528,600  60%
  Land development sales                 -   -%  8,591,956  40%         -   -%
  Interest income                  127,445   1%    129,488   1%    103,681   1%
                                 ----------------------------------------------
   Total revenues               26,286,920 100% 21,302,522 100%  7,524,938 100%

Costs and expenses:
  Interest expense               2,806,058  11%  2,134,870  10%  1,660,803  26%
  Cost of model homes sold      20,368,171  78%  8,701,169  41%  4,448,915  59%
  Cost of land development               -   -%  8,591,956  40%          -   -%
  Corporate                      1,433,805   5%  1,147,978   5%  1,507,849  14%
                                 ----------------------------------------------
  Total costs and expenses      24,608,034  94% 20,575,973  96%  7,167,567  95%
                                 ----------------------------------------------
Income from continuing operations before
  depreciation & amortization    1,678,886   6%    726,549   4%    357,371   5%

Depreciation & amortization        592,936   2%  1,181,860   6%    707,345   9%
                                 ----------------------------------------------
Income (loss) from continuing operations
 before income tax benefit       1,805,950   4%   (455,311) (2%)  (349,974) (4%)

Income tax benefit (expense)      (326,000) (1%)   298,000   1%      77,000  1%
                                 ----------------------------------------------
Income (loss) from
 continuing operations             759,950   3%   (157,311) (1%) (272,974) (3%)

Discontinued operations, net of taxes:
 Loss from discontinued operations       -   -%          -   -%   (54,444) (1%)
 Gain on disposal of discontinued
    operations                           -   -%          -   -%    284,876   4%
                                 ----------------------------------------------
                                         -   -%          -   -%    230,432   3%
                                 ----------------------------------------------
Net income (loss)                  759,950   3%   (157,311) (1%)   (42,542) (1%)
                                 ==============================================

Results of Operations

Year Ended June 30, 1999 Compared to Year Ended June 30, 1998.

The Company's lease revenue during fiscal 1999 increased $1.1 million (or 32%) compared to the prior year period. The increase is attributable to additional lease revenues generated from the purchase of approximately $17 million in model homes during the fiscal year. Option fees decreased $.8 million during fiscal 1999 compared to the prior year period. The decrease was due to the exercise of the client's option to purchase resulting in the sale of a land parcel for $8.5 million on July 3, 1997.

Revenues from the sale of model homes increased $12.5 million (or 138%) compared to the prior year period. The increase is attributable to the maturity of the model home portfolio with the expected turnover of the homes in the 18-24 month range.

Revenues from land sales totaled approximately $8.5 million during fiscal 1998. The Company had no land sales during fiscal 1999.

Interest expense related to lease revenues increased approximately $671,000 (or 31%) during fiscal 1999 compared to the prior year period, primarily due to the increase in loans utilized to purchase additional model homes. Cost of interest expense as a percentage of lease and option fee revenues is consistent with fiscal 1998.

Cost of model homes sold increased $11.7 million (or 134%) compared to the prior year period, primarily due to the related increase in model home sales revenue. Cost of model home sales as a percentage of model home sale revenues is consistent with fiscal 1998.

The Company's selling, marketing, general & administrative expenses increased $285,000 (or 25%) during fiscal year 1999 as compared to fiscal year 1998. This increase was attributable to the selling, general and administrative costs associated with generating the increased revenue levels. Corporate costs as a percentage of revenues is consistent with fiscal year 1998.

Income from continuing operations before income tax benefit for the period was $1,085,950 compared to a loss of $455,311 for fiscal 1998, an increase of $1,541,000 (or 338%). Depreciation and amortization decreased $589,000 (or 99%) during fiscal year 1999 compared to fiscal 1998, contributing to the increase in net income. For more information on depreciation and amortization, see Note 3 to the Company's Consolidated Financial Statements on pages F-11 and F-12.

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

Loss from continuing operations before income tax benefit for the period was $455,311 compared to $349,974 for fiscal 1997, an increase of $105,000 (or 30%). Depreciation and amortization increased $475,000 (or 67%) during fiscal year 1998 compared to fiscal 1997, contributing to the increase in net loss. The increase in depreciation and amortization was the result of the increase in the model home portfolio and additional lines of credit utilized to acquire the homes.

Trends in Operations

Despite the fact that assets declined by $3 million from the previous year, the Company's operations have been and continue to accelerate at a rapid pace. For the fiscal year ended June 30, 1999, total purchases of model homes were in excess of $16 million. Monthly revenue from leases outstanding at June 30, 1999, 1998, and 1997 was $355,685, $386,877, and $214,093, respectively.

During the fiscal year ended June 30, 1999, the Company added a new line of business, the purchase and leaseback of commercial real estate including office buildings, multi-family residential properties, manufacturing and warehouse facilities. The Company purchases the real estate and enters into fixed term leases with the real estate developers. The lessees performance is supported by surety bonds issued by insurance companies rated "BB" to "AAA" by the major rating agencies.

On July 15, 1999 the Company purchased a 288 unit multi-family residential property in Jacksonville, Florida for a purchase price of $10,228,000. At June 30, 1999, and through the report date, the Company was negotiating agreements with several real estate developers and investors to acquire additional commercial properties at an aggregate cost of $67,700,000. Management believes that this line of business will contribute to the growth of the Company. For pending transactions and additional information, see Item 1.

Liquidity and Capital Resources

The Company's cash uses during the twelve months ended June 30, 1999, were for model home acquisitions, interest, and operating expenses. The Company provided for its cash requirements from outside borrowing, various credit facilities, asset turnover, and cash flow from operations. The Company believes that these sources of cash are sufficient to finance its working capital requirements and other needs.


The Company's borrowings are made pursuant to agreements with several financial institutions which have provided credit facilities in excess of $43,700,000 since the Company's inception. At June 30, 1999, the Company had $8,700,000 available under various credit facilities expiring January through August 2000. Interest is payable monthly at rates ranging from 2
Year Treasuries plus 2.50% to prime plus 1%. The Company believes that it will be able to extend and increase current facilities, or negotiate additional facilities, but there can be no assurance of such extensions, increases or additional facilities. For additional information on the Company's borrowings and financing activities, see Note 4 to the Company's Consolidated Financial Statements and Business Section.


Cash Flows:
Net cash provided by operating activities totaled $590,500, comprised of net income of $759,950, less net adjustments for non-cash items of $534,828, plus a net change in other operating assets and liabilities of $365,378.

Net cash provided by investing activities totaled $666,612, comprised of $4,897,860 from the sale of model homes, offset by $4,216,654 in model home purchases and $14,594 in capital expenditures.

Net cash used in financing activities totaled $931,620, comprised of principal payments on mortgages payable of $1,390,406, deferred costs of $460,891, preferred distributions of $80,000, and purchase of treasury stock of $262,432, offset by proceeds from mortgages payable of $972,109, and proceeds from stockholder loans of $290,000.

Year 2000 Readiness

SCRI's State of Readiness
SCRI has completed a review of its software and hardware and determined, through a combination of internal testing and vendor representations that their products have been tested and are compliant.

The Costs to Address SCRI's Year 2000 Issues
Based on current estimates and plans, SCRI believes the costs of addressing Year 2000 issues will not be material.

The Risks and Worst Case Scenario of SCRI's Year 2000 Issues
SCRI believes the most reasonable worst case scenario will be indirect in nature involving third parties such as clients, vendors and suppliers which may not have successfully dealt with their Year 2000 issues. SCRI continues to assess the key third parties that it relies upon, however, SCRI has not yet been assured that all of the computer systems of its clients, vendors and suppliers will be Year 2000 compliant. For example, if suppliers of SCRI's energy or telecommunications fail to become Year 2000 compliant, such failure possibly could have an adverse effect on SCRI's ability to conduct daily operations or to communicate with its clients and vendors. While SCRI continues to analyze these risks, it is possible that information relevant to such analysis will not be made available to SCRI, or that potential solutions will not be within SCRI's control. In addition, there can be no guarantee that SCRI's efforts will prevent a material adverse impact on its results of operations, financial condition and cash flows. SCRI believes that its readiness program, including the contingency plans discussed below, should significantly reduce the adverse effect any disruption may have.

SCRI's Contingency Plans
SCRI will continue to monitor and evaluate its key clients, vendors and suppliers to determine the extent that SCRI is vulnerable to those third parties' possible failure to become Year 2000 compliant. SCRI expects to develop contingency plans throughout 1999, on an as needed basis to address these concerns, where reasonable to do so. These plans may include identifying and securing alternate suppliers of services and other measures considered appropriate by management. Once developed, the contingency plans will be continually refined, as additional information becomes available.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY SCHEDULES

                       STRATEGIC CAPITAL RESOURCES, INC.
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                         Page

Independent Auditors' Report                                              F-2

Consolidated balance sheets as of June 30, 1999 and 1998                  F-3

Consolidated statements of operations for the years ended
    June 30, 1999, 1998, and 1997                                         F-4

Consolidated statements of stockholders' equity for the years ended
    June 30, 1999, 1998 and 1997                                          F-5

Consolidated statements of cash flows for the years ended
    June 30, 1999, 1998, and 1997                                         F-6

Notes to consolidated financial statements                        F-7 to F-23

INDEPENDENT AUDITORS' REPORT


The Board of Directors
Strategic Capital Resources, Inc.
   and subsidiaries
Boca Raton, Florida


We have audited the accompanying consolidated balance sheets of Strategic Capital Resources, Inc. and subsidiaries as of June 30, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended June 30, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Strategic Capital Resources, Inc. and subsidiaries as of June 30, 1999 and 1998 and the results of its consolidated operations and its consolidated cash flows for the years ended June 30, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.




HORTON & COMPANY, L.L.C.



Wayne, New Jersey
August 23, 1999


               STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                               June 30,
                                                     --------------------------
                                                          1999          1998
                                                     --------------------------
Revenue producing assets:
  Model homes on lease, at cost, net of accumulated
   depreciation of $88,963 in 1999,
   and $906,679 in 1998                               $34,612,978   $37,781,052
                                                      -----------   -----------
Other assets:
  Cash                                                    690,719       365,227
  Net assets realizable on divestiture                  1,100,000     1,100,000
  Deferred charges and goodwill                           568,431       845,700
  Other                                                   121,656        94,097
                                                      -----------   -----------
        Total other assets                              2,480,806     2,405,024
                                                      -----------   -----------
        Total assets                                  $37,093,784   $40,186,076
                                                      ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               June 30,
                                                     --------------------------
                                                          1999          1998
                                                     --------------------------

Liabilities:
   Mortgages payable                                 $ 26,642,294  $ 30,512,635
   Accounts payable and accrued expenses                  587,415       481,763
   Unearned rental revenue                                168,246       203,367
   Stockholder loans                                    1,315,907     1,025,907
   Preferred distribution payable                          10,000             -
                                                      -----------   -----------
        Total liabilities                              28,723,862    32,223,672
                                                      -----------   -----------

Stockholders' equity:
 Convertible preferred stock, $.01 par value
   5,000,000 shares authorized,
   400,000 shares issued and outstanding
     in 1998 and 1997                                       4,000         4,000
 Common stock, $.001 par value
   25,000,000 shares authorized and 17,012,005 issued
   15,903,870 outstanding in 1999                          17,012             -
   16,934,085 outstanding in 1998                               -        17,012
 Additional paid-in capital                             8,346,552     8,346,552
 Treasury stock, 1,108,135 shares in 1999,
  and 77,920 shares in 1998                              (282,786)      (20,354)
 Retained earnings (accumulated deficit)                  285,144      (384,806)
                                                      -----------   -----------
        Total stockholders' equity                      8,369,922     7,962,404
                                                      -----------   -----------
        Total liabilities and stockholders' equity    $37,093,784   $40,186,076
                                                      ===========   ===========

                 See notes to consolidated financial statements

STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                             For the Year Ended June 30,
                                      -----------------------------------------
                                         1999          1998           1997
                                      ------------  -----------   -------------
Revenues:
 Lease revenue                        $ 4,663,540   $ 3,544,793    $ 2,068,450
 Land development income                        -         8,771        824,207
 Sales of model homes                  21,495,935     9,027,514      4,528,600
 Land development sales                         -     8,591,956              -
 Interest income                          127,445       129,488         103,681
                                      ------------  -----------   -------------
                                       26,286,920    21,302,522       7,524,938
                                      ------------  -----------   -------------
Costs and expenses:
 Interest and financing costs           2,806,058     2,134,870       1,660,803






 Cost of model homes sold              20,368,171     8,701,169       4,448,915
 Cost of land development                       -     8,591,956               -
 Corporate                              1,433,805     1,147,978       1,057,849
                                      ------------  -----------   -------------
                                       24,608,034    20,575,973       7,167,567
                                      ------------  -----------   -------------
Income before depreciation
  and amortization                      1,678,886       726,549         357,371
                                      ------------  -----------   -------------
Depreciation and amortization             592,936     1,181,860         707,345
                                      ------------  -----------   -------------
Income (loss) from continuing operations
  before income tax (expense) benefit   1,085,950      (455,311)       (349,974)

Income tax (expense) benefit             (326,000)      298,000          77,000
                                      ------------  -----------   -------------
Income (loss) from
  continuing operations                   759,950      (157,311)       (272,974)

Discontinued operations, net of taxes:
  Loss from divested operations                 -             -         (54,444)
  Gain on disposal of divested operations       -             -         284,876
                                      ------------  -----------   -------------
                                                -             -         230,432
                                      ------------  -----------   -------------
Net income (loss)                         759,950      (157,311)        (42,542)

Preferred stock distribution               90,000             -           5,000
                                      ------------  -----------   -------------
Income (loss) applicable to
  common shareholders                 $   669,950   $ (157,311)   $    (47,542)
                                      ============  ===========   =============
Earnings (loss) per share data:
  Continuing operations               $      0.04   $    (0.01)   $      (0.01)
  Divested operations                           -            -            0.01
                                      -----------   -----------   -------------
Earnings (loss) per share             $      0.04   $    (0.01)   $       0.00
                                      ===========   ===========   =============

                 See notes to consolidated financial statements

STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                For the years ended June 30, 1999, 1998 and 1997


                                      Preferred stock          Common Stock
                                    ------------------   ---------------------
                                     Shares    Amount      Shares      Amount
                                    --------  --------   ----------  ----------
Balance, July 1, 1996                400,000    $4,000   15,959,990  $   15,960

Exercise of common stock warrants
 issued under financing agreements      -         -         700,000         700

Common stock issued in payment
 of indebtedness                        -         -         152,000         152

Preferred distributions                 -         -            -           -

Net loss                                -         -            -           -
                                    --------  --------   ----------  ----------
Balance,  June 30, 1997              400,000     4,000   16,811,990      16,812
                                    --------  --------   ----------  ----------

Common stock issued in payment
 of indebtedness                        -         -         200,015         200

Treasury stock purchased                -         -            -           -

Net loss                                -         -            -           -

                                    --------  --------   ----------  ----------
Balance,  June 30, 1998              400,000     4,000   17,012,005      17,012
                                    --------  --------   ----------  ----------

Treasury stock purchased                -         -            -           -

Preferred distributions                 -         -            -           -

Net income                              -         -            -           -
                                    --------  --------   ----------  ----------
Balance,  June 30, 1999              400,000     4,000   17,012,005      17,012
                                   =========  ========   ==========  ==========

                                                                     Retained
                                   Additional   Treasury Stock       Earnings
                                    Paid-In    ----------------    (Accumulated
                                    Capital    Shares    Amount      Deficit)
                                    --------  --------   ----------  ----------
Balance, July 1, 1996             $8,223,235      -         -         $(184,953)

Exercise of common stock warrants
 issued under financing agreements      -         -         -              -

Common stock issued in payment
 of indebtedness                      77,814      -         -              -

Preferred distributions               (5,000)     -         -              -

Net loss                                -         -         -           (42,542)
                                    --------  --------   ----------  ----------
Balance,  June 30, 1997            8,296,049      -         -          (227,495)
                                    --------  --------   ----------  ----------

Common stock issued in payment
 of indebtedness                      50,503      -          -             -

Treasury stock purchased                -      (77,920)     (20,354)       -

Net loss                                -         -            -       (157,311)

                                    --------  --------   ----------  ----------
Balance,  June 30, 1998            8,346,552   (77,920)     (20,354)   (384,806)
                                    --------  --------   ----------  ----------

Treasury stock purchased                -   (1,030,000)    (262,432)       -

Preferred distributions                 -         -            -        (90,000)

Net income                              -         -            -        759,950
                                    --------  --------   ----------  ----------
Balance,  June 30, 1999            8,346,552(1,107,920)   $(282,786)   $285,144
                                   =========  ========   ==========  ==========

                 See notes to consolidated financial statements

STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                 For the Year Ended June 30,
                                                -------------------------------
                                                   1999       1998     1997
                                                ---------- ---------- ---------


Net income (loss)                               $ 759,950  $(157,311) $ (42,542)
 Adjustments to reconcile net income (loss)    ---------- ---------- ----------
  to net cash provided by operating activities:
   Amortization expense                           494,604    455,911    242,050
   Depreciation expense                            98,332    725,949    465,295
   Non-cash expenses of divested operations             -          -     28,618
   Gain on sale of model homes                 (1,127,764)  (326,345)   (79,685)
   Gain on sale of divested operations                  -          -   (284,876)
   Operating expenses satisfied through issuance
       of common stock                                  -     50,703     77,966
 Changes in assets and liabilities:
 (Increase) decrease in net operating assets of
  divested segment                                      -          -   (224,175)
 (Increase) decrease in miscellaneous assets       26,527     54,896     59,577
 (Increase) decrease in deferred income tax asset 326,000   (298,000)   (77,000)
 Increase (decrease)in accounts payable and
  accrued expenses                                 47,972     14,550    345,475
 Increase (decrease) in unearned rental revenue   (35,121)   (11,976)   155,207
                                                ---------- ---------- ----------
         Total adjustments                        169,450    665,688    708,452
                                                ---------- ---------- ----------
         Net cash provided by
           operating activities                   590,500    508,377    665,910
                                                ---------- ---------- ----------
Cash flows from investing activities:
    Purchase of model homes and real estate    (4,216,654)(7,840,827)(4,442,544)
    Proceeds from sale of model homes           4,897,860  8,929,429  4,457,977
    Proceeds from sale of land                          -  1,716,956          -
    Proceeds from sale of marketable securities         -          -    239,250
    Capital expenditures                          (14,594)      (607)   (27,838)
    Proceeds from note receivable of
      divested segment                                  -    212,500          -
                                                ---------- ---------- ----------
     Net cash provided by
       investing activities                       666,612  3,017,451    226,845
                                                ---------- ---------- ----------
Cash flows from financing activities:
    Proceeds from mortgages payable               972,109  3,981,691  1,577,688
    Principal payments on mortgages payable    (1,309,406)(7,614,045)(3,846,200)
    Deferred finance charges                     (460,891)  (330,829)  (254,400)
    Deferred offering costs                             -     (8,330)         -
    Proceeds from stockholder loans               290,000          -  1,705,000
    Preferred distributions                       (80,000)         -    (15,000)
    Proceeds from issuance of common stock              -          -        700
    Purchase of treasury stock                   (262,432)   (20,354)         -
                                                ---------- ---------- ----------
     Net cash used in
       financing activities                      (931,620)(3,991,867)  (832,212)
                                                ---------- ---------- ----------
Net increase (decrease) in cash                   325,492   (466,039)    60,543

Cash at beginning of period                       365,227    831,266    770,723
                                                ---------- ---------- ----------
Cash at end of period                           $ 690,719  $ 365,227  $ 831,266
                                                ========== ========== ==========


                 See notes to consolidated financial statements
                                      F-6




                       STRATEGIC CAPITAL RESOURCES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                For the years ended June 30, 1999, 1998 and 1997


1. Summary of significant accounting policies

This summary of significant accounting policies of Strategic Capital Resources, Inc. and subsidiaries (hereinafter "Strategic" or the "Company") is presented to assist in understanding the consolidated financial statements.
 The consolidated financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the consolidated financial statements.

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

        Principles of consolidation

The accompanying consolidated financial statements include the accounts of Strategic Capital Resources, Inc. (formerly JJFN Services, Inc.) for the years ended June 30, 1999, 1998, and 1997, and of its inactive, wholly-owned subsidiary, JJFN Holdings, Inc. ("Holdings") from its date of acquisition, May 15, 1996 and of its wholly-owned subsidiary, Model Funding I, L.L.C. ("MFI") from its date of inception, July 7, 1997. Intercompany transactions and balances have been eliminated in consolidation.


        History and business activity

The Company is engaged in three lines of business, all with major homebuilders and real estate developers:

1) The purchase and leaseback of fully-furnished model homes.

2) The contract acquisition, development and sale of real estate.

3) The purchase and leaseback of commercial real estate.

From its inception through June 30, 1999, the Company has purchased a total of 307 model homes and sold 170, resulting in a portfolio of 137 model homes owned at June 30, 1999. All such purchases have been from nine nationally-known, homebuilders and real estate developers. Concurrent therewith, the Company entered into arrangements to lease the units back to the builders under operating lease agreements (Note 3). The Company also acquired and sold a tract of land which was being developed by a homebuilder (Note 3).

1.      Summary of significant accounting policies (continued)

                Bankruptcy-remote special-purpose subsidiary

During 1997, the Company formed Model Funding I, L.L.C. ("MFI"), a wholly-owned, bankruptcy-remote, special-purpose subsidiary. A bankruptcy-remote entity is established in a fashion intended to minimize the possibility that the entity could become a debtor in a bankruptcy or insolvency proceeding. A special-purpose entity is established with a limited purpose. It is generally not authorized under its certificate of incorporation to incur liabilities or engage in business except in ways that are necessary or advisable in connection with the securitization in which it is to be involved. MFI was formed for the exclusive purpose of acquiring model homes and leasing them back to a single major real estate developer and homebuilder until such time as they are sold to third parties.

In connection with the acquisition of model homes, MFI entered into loan agreements which impose restrictions applicable only to MFI. These restrictions are not applicable to the Company. The restrictive covenants impose limits on the following: (a) employees, (b) operating costs, (c) asset acquisitions, (d) a single lessee, (e) minimum dollar value of lease payments, (f) incurring additional debt without prior approval, and (g) transaction duration.

Due to the limited nature and short life of MFI's business, the restrictive covenants of the loan documents and the additional surety bonds described in
Note 3, MFI is not depreciating the model homes acquired.


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

                Concentration of credit risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and net assets realizable on divestiture, which consists of a note receivable (Note 10).


1.      Summary of significant accounting policies (continued)

                Concentration of credit risk (continued)

At June 30, 1999, the Company had cash balances with two banks which were, in the aggregate, $322,259 in excess of the $100,000 limit insured by the Federal Deposit Insurance Corporation. In addition, there is off-balance sheet risk to the extent of outstanding checks. Based on credit analysis of the financial institutions with which it does business, the Company believes it is not exposed to any significant credit risk on cash. The Company also has one cash account with a restricted balance of $50,000 at June 30, 1999 and 1998.

Through June 30, 1999, the Company has purchased model homes located in Florida, Colorado, North Carolina, Virginia, Texas, New Jersey, New York, Georgia, Pennsylvania, Nevada and Minnesota. All such homes have been leased to nine different major homebuilders and real estate developers (Note 3).

                Depreciation

Revenue-producing assets (consisting of model homes on lease) and office furniture and equipment are carried at cost. Office furniture and equipment (included in miscellaneous other assets) is depreciated on the straight-line method over a five-year period.

Through the year ended June 30, 1997, the Company depreciated all model homes on lease on the straight-line method over a 30-year period. During the years ended June 30, 1999 and 1998, the Company changed its policy regarding depreciation of model homes on lease. The reasons for the change were twofold. First, the establishment of additional surety bonds as described in
Note 3 serve as credit enhancements which effectively eliminate the Company's risk of selling model homes at less than their purchase price. Second, eliminating depreciation in such instances achieves a better matching of revenues and expenses. Management believes that recording depreciation expense in one year and gain on sale of the property in a subsequent year results in a distortion of earnings which is eliminated by ceasing to depreciate any properties which are covered by the additional surety bonds mentioned above. Accumulated depreciation which was previously recognized is being reversed over a 12-month period and his been recorded as a reduction of cost of model homes sold. For the year ended June 30, 1999, such reversal of previously recognized accumulated depreciation recorded as a reduction of cost of model homes sold totalled approximately $170,000. Model homes which are not covered by such additional surety bonds continue to be depreciated on the straight-line method over a 30-year period.

Maintenance and repairs are the responsibility of the lessee under the terms of the leases. Gains or losses or disposition of model homes are included in income.

Depreciation expense was $98,332, $725,949, and $465,295 for the years ended June 30, 1999, 1998, and 1997, respectively.

1.      Summary of significant accounting policies (continued)

                Accounting standards changes

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") which is effective for fiscal years beginning after December 15, 1995. The Company has adopted SFAS 121 for the fiscal year ended June 30, 1997. However, its adoption has not had any material impact on the Company's consolidated financial position. SFAS 121 provides additional guidance on when long-lived assets should be reviewed for possible impairment, how impairment losses should be measured and when such losses should be recognized. In addition to long-lived assets, SFAS 121 amended the accounting standards for valuing real estate assets to the lower of cost or fair value less cost to sell (for certain assets the lower of cost or fair value) from the lower of cost or net realizable value.


In October 1995, the Financial Accounting Standards Board issued "Accounting for Stock Based Compensation" ("SFAS 123") which is effective for fiscal years beginning after December 15, 1995. With respect to stock options granted to employees, SFAS 123 permits companies to continue using the accounting method promulgated by the Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," to measure compensation or to adopt the fair value-based method prescribed by SFAS 123. The Company has elected to continue to account for stock-based compensation in accordance with APB 25 and therefore, SFAS 123 has no effect on the financial statements of the Company for the years ended June 30, 1999, 1998 and 1997. Under APB 25, the Company does not recognize compensation expense for its stock option plans as options are granted at an exercise price equal to, or greater than, the market price, the Company would then recognize compensation expense in an amount equal to the excess of the market value of the underlying stock over the exercise price of the stock option. If the APB 25 method is continued and if the differences are material, pro forma disclosures are required as if SFAS 123 accounting provisions were followed. No pro forma disclosures have been presented since, in the opinion of management, the effect of the application of such provision is immaterial to the financial statements for the years ended June 30, 1999, 1998 and 1997.

In June 1997, the Financial Accounting Standards Board issued "Reporting Comprehensive Income" ("SFAS 130") which is effective for years beginning
after December 15, 1997.   This statement establishes standards for reporting
and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income consists of foreign currency translation adjustments, unrealized gain and losses on certain investments in debt and equity securities and minimum pension liability adjustments. The Company currently has no items of comprehensive income and therefore the pronouncement has had no impact on the Company's financial statements.


1. Summary of significant accounting policies (continued)

                Earnings (loss) per common share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards "Earnings Per Share", ("SFAS 128") which requires companies to present basic earnings per share (EPS) and diluted earnings per share. The new standard, which is effective for all public companies for reporting periods ending after December 15, 1997, requires restatement of EPS for all prior periods reported. Under the requirements of SFAS 128, the Company's basic loss per share for the year ended June 30, 1997 remains the same. Basic earnings (loss) per common share is computed by dividing the net income or loss applicable to common stock shareholders by the weighed average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income or loss by the weighted average number of common shares and dilutive common share equivalents then outstanding using the treasury-stock method.
Conversion of dilutive securities are not presented for the years ended June 30, 1998 and 1997 because they are anti-dilutive.


                                                 Years ended June 30,
                                       ------------- ------------ -------------
                                           1999          1998          1997
                                       ------------- ------------ -------------

Earnings:
   Net income (loss)                   $    759,950  $  (157,311) $    (42,542)
   Dividends on preferred shares            (90,000)           -        (5,000)
                                       ------------- ------------ -------------

Income (loss) applicable to common
  Shareholders                         $    669,950  $  (157,311) $    (47,542)
                                       ============= ============ =============

Basic:
Income (loss) applicable to common
  Shareholders                         $    669,950  $  (157,311) $    (47,542)
Weighted average shares outstanding during
   the period                            16,185,044   16,911,168    16,551,091

Basic earnings (loss) per share        $        .04  $      (.01) $       (.00)
                                       ============= ============ =============

Diluted:
Income (loss) applicable to common
  Shareholders                         $    669,950  $  (157,311) $    (47,542)
                                       ============= ============ =============

Weighted average shares outstanding during
   the period                            16,185,044   16,911,168    16,551,091
Effect of dilutive securities:
   Stock options                            968,524            -             -
   Warrants                               1,762,673            -             -
                                       ------------- ------------ -------------
Diluted weighted average shares
  outstanding                            18,916,241   16,911,168    16,551,091
                                       ============= ============ =============

Diluted earnings (loss) per share      $        .04  $      (.01) $       (.00)
                                       ============= ============ =============



In addition, the Company's 400,000 shares of preferred stock are convertible into 400,000 shares of common stock. Such conversion has not been assumed since the effect on earnings per share would be anti-dilutive.


2.      Deferred charges and goodwill

Deferred charges and goodwill consist of the following:

                                                            June 30,
                                                      1999            1998
                                                    --------        --------
            Deferred finance charges                $434,557        $373,712
            Deferred offering costs                   62,160          62,160
            Deferred income tax asset                 49,000         375,000
            Goodwill                                  22,714          34,828
                                                    --------        --------
                                                    $568,431        $845,700
                                                    ========        ========

Deferred finance charges are carried at cost. Amortization is provided on the straight-line method over the lives of the loans to which the deferred finance charges relate. Amortization expense of deferred finance charges was $482,490 for the year ended June 30, 1999, $443,797 for the year ended June 30, 1998, $229,936 for the year ended June 30, 1997. Accumulated amortization of deferred finance charges totaled $1,180,273, $697,783 and $256,285 at June 30, 1999, 1998 and 1997, respectively.

Goodwill is carried at cost and is being amortized over a fifteen-year period. Amortization expense of goodwill was $12,114 for each of the years ended June 30, 1999, 1998 and 1997. Accumulated amortization of goodwill was $37,856, $25,742 and $13,628 at June 30, 1999, 1998 and 1997, respectively.

3.      Leasing and option fee arrangements

                Leasing arrangements

The Company has entered into a series of operating leases with nine different major homebuilders and real estate developers (the "Lessees") (Note 1) which provide for monthly lease payments equal to approximately 1% of the Company's purchase price of each property. Under the terms of the lease agreements, all expenses arising during the term of the lease shall be paid by the Lessee including, but not limited to, utilities, homeowner association assessments, maintenance, insurance and real estate taxes. Monthly revenue from leases outstanding at June 30, 1999, 1998, and 1997 was $355,685, $386,877, and
$214,093, respectively.

The leases terminate only upon the sale of the model homes. In connection therewith, the Company has entered into listing agreements with brokerage affiliates of some of the Lessees. Such agreements specify that the commission to the affiliate shall range from 2% to 3% of the sales price of the home. The agreements also provide for sales incentives to the brokers. The sales price may not be less than the original cash closing purchase price unless the Lessee elects to pay any deficiency at the closing.

3.      Leasing and option fee arrangements (continued)

                Leasing arrangements (continued)

All Lessees are required to provide a surety bond or equivalent financial instrument in order to assure the performance of their obligations. The financial instruments provided by Lessees are equal to 5% of the Company's purchase price including related costs.

In many cases, the Company has obtained additional surety bonds which serve as a credit enhancement facility. The Lease Bond insures the timely payment by the lessee of the lease payments. In the event of default by the lessee, the surety has an obligation to continue to make the lease payments. The Company negotiates the premium for the surety bonds on a case by case basis. All such surety bonds have been obtained from major domestic based insurance companies rated "A" through "AAA". The intent of these arrangements is to reduce cost of funds and thereby increase profitability.

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


3.      Leasing and option fee arrangements (continued)

                Major customers

Revenues derived from two lessees, Hovnanian Enterprises, Inc. and subsidiaries ("Hovnanian") and Engle Homes, Inc. and subsidiaries ("Engle"), represent 92%, 87% and 86% of total lease and option fee revenue for the years ended June
30, 1999, 1998 and June 30, 1997, respectively. Summaries of operating results and net assets of Hovnanian and Engle follows:

Hovnanian Enterprises, Inc. and subsidiaries
Results of Operations
(In thousands)
                                Six-months ended     Year ended October 31,
                                  April 30, 1999    1998      1997      1996
                                  --------------  --------  --------  --------
Revenues                                $412,788  $941,947  $784,136  $807,464
Operating expenses                      $390,141  $900,655  $796,260  $782,458
Net income (loss)                       $ 13,580  $ 25,403  $(6,970)  $ 17,287

Total assets                            $572,281  $589,102  $637,082  $614,111
Total liabilities                       $361,118  $387,710  $458,320  $420,489
Total stockholders' equity              $211,163  $201,392  $178,762  $193,622



Engle Homes, Inc. and subsidiaries
Results of Operations
(In thousands)
                                Six-months ended     Year ended October 31,
                                  April 30, 1999    1998      1997      1996
                                  --------------  --------  --------  --------
Revenues                                $333,216  $536,040  $425,295  $332,088
Operating expenses                      $314,501  $507,670  $403,396  $318,387
Net income                              $ 11,491  $ 14,836  $ 13,468  $  8,495

Total assets                            $499,709  $431,428  $288,412  $284,789
Total liabilities                       $327,005  $269,704  $195,232  $203,297
Total stockholders' equity              $172,704  $161,724  $ 93,180  $ 81,492


4.      Mortgages payable

Mortgages payable consist of the following:

                                                          June 30,
                                                   -------------------------
                                                      1999           1998
                                                   -----------   -----------
Mortgages payable to various financial
institutions under revolving loan agreements
with an aggregate credit limit of $24.2
million.  Interest only is payable monthly at
rates ranging from 7.95% to 8.75%.  The loan
agreements mature in January through August
2000.  The loans are secured by model homes
purchased and by the related surety bonds and
leases described in Note 3.                        $15,449,740   $18,438,354

Mortgages payable to a financial institution,
bearing interest from 7.1% to 8.8% payable in
monthly installments totalling $94,497.  The
notes are part of a $10 million revolving loan
agreement which is payable in September and
October of 2000.  The loan is secured by model
homes purchased and by the related surety bonds
and leases described in Note 3.                     10,594,438     9,418,437

Mortgages payables to various financial
institutions in monthly installments totalling
$47,793, including interest ranging from 8.75%
to 9.5%.  The loan agreements mature in April
2000 through November 2002.  The loans are
secured by model homes purchased and by the
related surety bonds and leases described in
Note 3.                                               598,116      2,473,394

Mortgage payable to a bank in monthly
installments of $5,063, plus interest at the
LIBOR rate plus 2.85%, until maturity in June
1998.  The loan is secured by model homes
purchased and by the related surety bonds and
leases described in Note 3.  This loan was
repaid in full in July 1998.                             -           182,450
                                                   -----------   -----------
                                                   $26,642,294   $30,512,635
                                                   ===========   ===========

At June 30, 1999, maturities of mortgages payable are as follows:

                Year ending June 30, 2000         $18,531,416
                Year ending June 30, 2001           7,602,083
                Year ending June 30, 2002             508,795
                                                  -----------
                                                  $26,642,294
                                                  ===========


5.      Stockholder loans payable

Stockholder loans payable arose from advances various stockholders made to the Company. The notes are payable on demand and accrue interest at 9%.
Interest on stockholder notes payable totaled $108,663 for the year ended
June 30, 1999, $103,252 for the year ended June 30, 1998, and $33,815 for the year ended June 30, 1997.

During the years ended June 30, 1999, 1998, and 1997, the Company issued a total of 1,959,000, 2,101,094, and 1,026,000 warrants, respectively, to stockholders who had made loans to the Company. The warrants are exercisable at the fair value of the stock on the date the warrant was issued. The exercise price ranges from $0.12 to $0.47 per share. To date, none of the warrants have been exercised.

Under the terms of an indemnity agreement described in Note 10, during September and October 1996, $1,223,250 of stockholder loans were utilized to offset stockholder obligations which arose from sales of marketable securities.

6. Stockholders' equity

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

During July 1996, the Company paid a $15,000 distribution on its preferred stock, $10,000 of which had been accrued as of June 30, 1996. Such distribution was made out of additional paid-in capital due to the lack of available retained earnings. No other distribution were declared or paid during the years ended June 30, 1997 or 1998, as a result of a dispute as to which of two unaffiliated parties were entitled to receive the distributions. During July 1998, the Company's Chairman acquired the preferred stock thereby ending the dispute. During the year ended June 30, 1999, the Company resumed payment of preferred distributions in arrears. Such payments totalled $90,000. As of June 30, 1999, there are $85,000 of unpaid distributions still in arrears. The Company is paying such arrearage at the rate of $5,000 per month.

        Warrants

In conjunction with a loan agreement entered into by a former subsidiary, IECM (Note 10) in December 1995, the Company issued 1,200,000 warrants which are convertible into 1,200,000 shares of the Company's common stock at $.001 per share. In August 1996, 700,000 warrants were exercised and the Company issued 700,000 shares of common stock.


6.      Stockholders' equity (continued)

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

The following is a summary of option transactions during the years ended June 30, 1999, 1998 and 1997:


                                                                 Weighted
                                                  Number of       average
                                                   Shares      exercise price
                                                -----------   ---------------

Outstanding at July 1, 1996                              -                -

Granted - October 1996                             450,000           $0.125
Cancelled                                         (200,000)          $0.125
Granted - May 1997                                 725,000            $0.25
                                                -----------

Outstanding at June 30, 1997                       975,000

Granted - December 1997                            700,000            $0.14
                                                -----------

Outstanding at June 30, 1998                     1,675,000

Granted - August 1998                              800,000            $0.20
Granted - December 1998                          1,025,000            $0.42
Cancelled                                         (475,000)           $0.26
                                                -----------
Outstanding at June 30, 1999                     3,025,000
                                                ===========

7.      Income taxes

The Company has a $164,263 net operating loss available for carryforward to offset future years' taxable income. The net operating loss expires in 2012.

Deferred income taxes arise from temporary differences in reporting assets and liabilities for income tax and financial accounting purposes primarily resulting from net operating losses.

During the year ended June 30, 1997, the Company eliminated its deferred tax asset valuation allowance which stood at $46,000 as of June 30, 1996. Based on estimates of future revenues and profitability, management believes that the Company will utilize its net operating loss to offset future taxable income prior to its expiration date.

8.      Supplemental cash flow information

The Company's non-cash investing and financing activities were as follows:

During the years ended June 30, 1999, 1998, and 1997, the Company acquired model homes and real estate at a cost of $16,813,539, $26,170,860, and $23,104,728, respectively. Such purchases were financed as follows:

                                              Year ended June 30,
                                ------------     -----------      -----------
                                     1999            1998             1997
                                ------------     -----------      -----------
Model homes acquired            $ 16,813,539     $26,170,860      $14,512,772
Real estate acquired                  -               -             8,591,956
Bank borrowings                  (12,596,885)    (18,330,033)     (18,662,184)
                                ------------     -----------      -----------
Expenditures for acquisition of
   model homes and real estate  $  4,216,654     $ 7,840,827      $ 4,442,544
                                ============     ===========      ===========

On June 30, 1998, at the request of one law firm, the Company issued 200,000 shares of stock in payment of $50,703 of fees owed to that firm. On June 30, 1997, at the request of three different law firms, the Company issued 152,000 shares of stock in payment of an aggregate of $77,966 of fees owed to those firms.

In connection with the divestiture described in Note 10, the Company sold $1,027,624 in net assets of the divested segment in exchange for a note receivable in the amount of $1,312,500.

As a result of an indemnity agreement entered into with a significant shareholder (Note 9) the Company satisfied losses on sales of marketable securities in September and October 1996, by off-setting $1,223,250 of stockholder loans.

Interest paid totaled $2,756,454, $2,112,778, and $1,496,206 during the years ended June 30, 1999, 1998 and 1997, respectively.


9.      Commitments and contingencies

        Lease agreement

The Company leases its office space under an operating lease for a five-year term ending in January 2002. Rent expense for the years ended June 30, 1999, 1998 and 1997, was $87,577, $71,389, and $42,968, respectively. The following is a schedule of future minimum lease payments:

        Year ending June 30, 2000       $  69,278
        Year ending June 30, 2001          70,761
        Year ending June 30, 2002          41,782
                                        ---------
                                         $181,821
                                        =========

9.      Commitments and contingencies (continued)

        Employment agreements

Effective July 29, 1997, the Board of Directors elected the Company's principal shareholder to the position of Chairman of the Board and entered into a ten-year employment agreement with the shareholder. Effective January 1, 1998, the employment agreement provides for annual compensation of $225,000 with 10% annual increases during the second through tenth years.

Effective January 1, 1998, the Company entered into a five-year employment agreement with its Vice President. The agreement specifies that the Vice President shall receive annual compensation of $91,000 with 10% annual increases during the second through fifth years.

        Commercial real estate purchase agreements

On July 15, 1999, the Company purchased a 288 unit multi-family residential property in Jacksonville, Florida for a purchase price of $10,228,000. The purchase price was paid as follows:

        Assumption of existing first mortgage   $  4,928,000
        New loan                                   5,300,000
                                                ------------
        Total purchase price                     $10,228,000
                                                ============

$1,500,000 of the purchase price is to be utilized to improve, modernize and enhance the value of the property.

Simultaneously, the Company entered into an operation, maintenance, and management agreement which provides for payment to the Company of a minimum income stream per month. The agreement also provides for the management company to purchase the property at the end of five years. The performance under the agreement is guaranteed jointly and severally by two major insurance companies rated "AAA" and "BB" by Standard & Poors.

The following is a summary of the anticipated revenue and expenses the Company will realize over the five-year period:

                               Management         Debt
                                 Income         Service        Cash flow

                Year 1        $1,325,212      $1,205,172      $   120,040
                Year 2         1,325,212       1,187,384          137,828
                Year 3         1,378,212       1,169,359          208,853
                Year 4         1,431,212       1,149,668          281,544
                Year 5         1,431,212       1,129,240          301,972
                              ----------      ----------       ----------
                Total         $6,891,060      $5,840,823       $1,050,237
                              ==========      ==========       ==========


9.      Commitments and contingencies (continued)

                Commercial real estate purchase agreements (continued)

At June 30, 1999, and through the report date, the Company was negotiating agreements with several real estate developers and investors to acquire additional commercial properties as follows:

         Nature of                                            Approximate
        real estate                     Location             purchase price
------------------------------------    --------             --------------
 Office buildings                        Nevada               $19,200,000
 Multi-family residential property       Texas                 16,000,000
 Multi-family residential properties     Florida               12,000,000
 Manufacturing facility                  Tennessee             20,500,000
                                                              -----------
                  Total                                       $67,700,000
                                                              ===========

The agreements are subject to the following condition; (i) satisfactory completion of due diligence regarding the assets to be acquired, (ii) the execution of bank or institutional financing, and (iii) agreement to final wording of all related legal documentation.

                Model home purchase commitments

At June 30, 1999, and through the report date, the Company was in the process of negotiating agreements with several homebuilders to acquire additional model homes as follows:

Number of                                               Approximate
model homes              Location                     Purchase price
-----------            ------------                   --------------
   39                    California                     $10,200,000






   19                    Arizona                          2,400,000
    9                    North Carolina                   2,000,000
    5                    Utah                               900,000
    4                    Nevada                             500,000
   22                    California                       7,500,000
   13                    California                       3,400,000
-----------                                           --------------
  111                                                   $26,900,000
===========                                           ==============

9.      Commitments and contingencies (continued)

        Real estate acquisition and development agreements

At June 30,1999, and through the report date, the Company was negotiating two agreements with one homebuilder to acquire land and provide development funding. The following is an outline of the transactions:

    Land             Acquisition        Development         Total
  location              Cost             funding            cost
-------------        -----------        ----------       ------------
  Arizona            $ 2,654,331        $5,050,000       $  7,704,331
  Arizona              1,834,000         1,500,000          3,334,000
                     -----------        ----------       ------------
                     $ 4,488,331        $6,550,000        $11,038,331
                     ===========        ==========       ============


The agreement are subject to the following conditions; (I) satisfactory completion of due diligence regarding the assets to be acquired, (ii) the execution of bank or institutional financing, and (iii) agreement to final wording of all related legal documentation.

                Model home sale contracts

As of June 30, 1999, and through the report date, the Company had sales contracts pending on 35 model homes at an aggregate sales price of $9,785,106. The model homes were acquired at an aggregate cost of $9,413,033.

        Qualified retirement plan

During the year ended June 30, 1997, the Company adopted the provisions of a savings incentive match plan for employees ("SIMPLE") which covers substantially all employees of the Company. The SIMPLE is a qualified plan under the provisions of The Internal Revenue Code which permits employees to make elective contributions to a retirement plan on a pre- tax basis. The Company makes a matching contribution which totaled $11,514, $6,159 and $3,180 for the years ended June 30, 1999, 1998 and 1997, respectively.

        Indemnity agreement

During July 1996, the Company entered into an indemnity agreement with a significant shareholder, which induced Strategic not to sell its shares of Antares Resources Corporation ("Antares"), a publicly-held company whose stock was traded on the NASDAQ Small-Cap Stock Market. The Company's investment represented approximately 3% of the outstanding common stock of Antares. The shareholder agreed that if Strategic, in the future, sold any shares at a price less than the market value of the shares at their date of acquisition ($2.50 per share), the shareholder would contribute additional shares of Antares common stock, or other property, having a fair market value equal to such difference.

During September 1996, Strategic sold 485,000 shares of Antares, which were acquired at a cost of $1,212,500, for $218,250, and in October 1996 sold 100,000 shares of Antares, which were acquired at a cost of $250,000, for $21,000. Since the shareholder agreed to indemnify Strategic if the marketable securities were sold at less than cost, no loss was recorded on the sale. The deficiency of $1,223,250 was satisfied by offsetting $1,223,250 of loans due to the shareholder.

9.      Commitments and contingencies (continued)

                Financing activities

At June 30, 1999, the Company had approximately $8.7 million of unused, committed credit facilities available under existing revolving loan agreements which may be utilized to acquire model homes in accordance with the terms of those agreements. Such credit facilities expire January through August 2000.

As a part of its ongoing business, the Company is in constant discussion with financial institutions for credit facilities, as well as private or public placements of its debt or equity securities. An offering or private placement of senior notes with warrants, convertible preferred stock or similar type of security is currently being evaluated. It is the policy of the Company not to incur costs from activation of credit facilities unless and until needed.

                Legal proceedings

The Company filed suit against BankAtlantic Bancorp., Inc., and BankAtlantic, a federal savings bank, in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, by complaint dated December 30, 1998.
The complaint charges a breach of fiduciary duty and seeks unspecified damages in that the defendant, undertook to act as agent or broker in connection with obtaining a $200 million loan facility, relating to a sale and lease back program for a major, publicly-traded national builder. Rather than complete the financing transaction, the complaint alleges economic opportunity was usurped by defendant and entered into an agreement directly with the builder, utilizing inter alia, the terms of the Company's program.

The Company believes that it has a meritorious claim and should prevail.

The Company filed a lawsuit in June 1999, against Monarch Investment Properties, Inc., formerly known as Iron Holdings Corp., Iron Eagle Contracting and Mechanical, Inc., Tahoe Realty Corp., Anthony Gurino, Dennis Sommesso, and others, in the Supreme Court of the State of New York, County of Queens. The action asserts seven separate causes of action arising out of a default in payment of a $1,100,000 promissory note evidencing moneys due to the Company from Monarch / Iron Holdings as a result of its purchase of certain corporate stock of Iron Eagle from the Company (Note 10).

Based on information currently available to the Company, it anticipates that it will collect the outstanding balance, accrued interest, as well as collection costs. The Company has not accrued interest on the note since March 31, 1999.

The Company believes that it has a meritorious claim and should prevail.

The Company is not presently involved in any other material litigation nor, to its knowledge, is any material litigation threatened against the Company or its properties, other than routine litigation arising in the ordinary course of business.




10.     Divested operations

Effective October 1, 1996, the Company disposed of its construction subsidiary, Iron Eagle Contracting and Mechanical, Inc. ("IECM"). The results of IECM have been reported separately as a divestiture in the consolidated statements of operations.

Assets and liabilities of IECM which were divested consist of the following:

                                                     September 30, 1996
                                                     ------------------
    Cash                                                $      56,641
    Contract receivables                                      601,976
    Land and development costs                                556,826
    Furniture and equipment                                   276,953
    Intangibles and other assets                              339,038
                                                        -------------
    Total assets                                            1,831,434
    Liabilities                                              (803,810)
                                                        -------------
    Net assets of divested segment                         $1,027,624
                                                        =============

The following table summarizes selected financial data of the Company's divested operation.

                                                           Three months ended
                                                           September 30, 1996
                                                           ------------------
              Revenues                                        $   596,730
              Expenses                                            651,174
                                                              ------------
              Loss from divested operations                   $   (54,444)
                                                              ============

Such amounts have not been included in operating revenues or expenses in the accompanying consolidated statements of operations.

Under the terms of the agreement, the Company sold the net assets of IECM for a note in the amount of $1,312,500 thereby realizing a gain on divestiture of $284,876. The note bears interest at the prime rate plus 1%. Interest is payable in monthly installments. The note is secured by all assets of its parent company, Monarch Investment Properties, Inc. ("Monarch") which was formerly known as Iron Holdings Corp. and by all of the issued and outstanding shares of IECM.

As of June 30, 1999 and 1998, the balance receivable on the note is $1,100,000. In June 1999, the Company filed suit to collect the balance of the note. See Note 9.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

                                      NONE

                                    PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 will be contained in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.

ITEM 11.        EXECUTIVE COMPENSATION

The information required by this Item 11 will be contained in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 will be contained in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 will be contained in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     1. Financial Statements:
           Reference is made to the index set forth in "ITEM 8, FINANCIAL STATEMENTS and SUPPLEMENTARY DATA" of this Annual Report on Form 10-K.

        2. Financial Statement Schedules:
           Reference is made to the index set forth in "ITEM 8, FINANCIAL STATEMENTS and SUPPLEMENTARY DATA" of this Annual Report on Form 10-K.

        3. Exhibits:

           The following exhibits are filed as part of this Annual Report on Form 10-K.

               Incorporated by
               Reference to Registration
Exhibit No.    Statement 333-1842         Description
-----------    -------------------------  -----------------------------------

3.1                   X                   Company Certificate of
                                          Incorporation, as amended
                                          to date

3.2                   X                   Company By-laws, as amended
                                          to date
               Incorporated by
               Reference to Form
Exhibit No.    10K June 30, 1998          Description
-----------    -------------------------  -----------------------------------

10.12                 X                   Employment Contract with David
                                          Miller dated as of January 1, 1998.

10.13                 X                   Employment Contract with John
                                          Kushay dated as of January 1, 1998.

               Incorporated by
               Reference to Form
Exhibit No.    10K June 30, 1997          Description
-----------    -------------------------  -----------------------------------

10.14                 X                   Incentive Stock Plan of the Company.


21.1         (Filed herewith)             List of Company subsidiaries.

27.1         (Filed herewith)             Financial Data Schedule


(b)     Reports on Form 8-K

        No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATEGIC CAPITAL RESOURCES, INC.


By:     /s/David Miller
David Miller, Chairman of the Board


By:     _/s/John P. Kushay
John P. Kushay, Treasurer,
Chief Financial Officer and
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/David Miller                             Dated: September 24, 1999
David Miller, Director

/s/Samuel G. Weiss                          Dated: September 24, 1999
Samuel G. Weiss, Director

/s/Joan E. Kushay                           Dated: September 24, 1999
Joan E. Kushay, Director

/s/John P. Kushay                           Dated: September 24, 1999
John P. Kushay, Director

/s/Ralph Wilson                             Dated: September 24, 1999
Ralph Wilson, Director

/s/Kenneth MacKenzie                        Dated: September 24, 1999
Kenneth MacKenzie, Director

/s/Geoffrey J. Winters                      Dated: September 24, 1999
Geoffrey J. Winters, Director

/s/John H. Roach, Jr.                       Dated: September 24, 1999
John H. Roach, Jr., Director



EXHIBIT 21.1

                       List of Registrants' subsidiaries


Subsidiary Name                 State of Incorporation
-------------------             ----------------------
JJFN Holdings, Inc.                  Delaware
Model Funding I, LLC                 Delaware
Model Funding II, LLC                Delaware