Form 10-Q
period 1999-09-30
STRATEGIC CAPITAL RESOURCES INC
filed 1999-11-10
CIK 1009416

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                         Commission File Number 0-28168

                       Strategic Capital Resources, Inc.
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes {X}        No  { }

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of common stock, par value $.001 per share, outstanding as of November 5, 1999 was 15,903,870.


















                       STRATEGIC CAPITAL RESOURCES, INC.

                                     INDEX


                        Part I.    FINANCIAL INFORMATION

Item 1.  Financial Statements                                     Page Number

         Condensed Consolidated Balance Sheets as of                  3
         September 30, 1999 (unaudited) and June 30, 1999.

         Condensed Consolidated Statement of Operations               4
         for the three months ended September 30, 1999, and September 30, 1998.
         (unaudited)

         Condensed Consolidated Statement of Cash Flows               5
         for the three months ended September 30, 1999, and September 30, 1998.
         (unaudited)

         Notes to Condensed Consolidated Financial Statements       6-9
         (unaudited)

Item 2.  Management's Discussion and Analysis of Financial        10-14
         Condition and Results of Operations.

                         Part II.    OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

              No reports on Form 8-K were filed for the three months ended September 30, 1999.

         Signatures                                                  15
























                       STRATEGIC CAPITAL RESOURCES, INC.
                                AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   (Unaudited)
                                                  September 30      June 30
                                  ASSETS             1999             1999
                                                   -----------     -----------
Revenue producing assets:
 Model homes on lease, at cost, net of accumulated
   depreciation of $88,963 on June 30, 1999, and
   $67,183 on September 30, 1999                   $30,489,588     $34,612,978
 Multi-family residential properties                10,227,999               -
                                                   -----------     -----------
   Total revenue producing assets                   40,717,587      34,612,978
                                                   -----------     -----------
Other assets:
 Cash                                                  806,540         690,719
 Net assets realizable on divestiture                1,100,000       1,100,000
 Deferred charges and other assets                     719,075         690,087
                                                   -----------     -----------
   Total other assets                                2,625,615       2,480,806
                                                   -----------     -----------
   Total assets                                    $43,353,202     $37,093,784
                                                   ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Mortgages payable                                 $32,794,537     $26,642,294
 Notes payable                                       1,315,907       1,315,907
 Accounts payable & accrued expenses                   554,361         597,415
 Unearned rental revenue                               210,446         168,246
                                                   -----------     -----------
    Total liabilities                               34,875,251      28,723,862
                                                   -----------     -----------

Stockholders' equity:
 Convertible preferred stock, $.01 par value
   5,000,000 shares authorized
   400,000 shares issued and outstanding                 4,000           4,000
 Common stock, $.001 par value
  25,000,000 shares authorized and 17,012,005 issued
  15,903,870 shares outstanding                         17,012          17,012
 Additional paid-in capital                          8,346,552       8,346,552
 Treasury stock, 1,108,135 shares                     (282,786)       (282,786)
 Retained earnings                                     383,173         285,144
                                                   -----------     -----------
   Total stockholders' equity                        8,467,951       8,369,922
                                                   -----------     -----------
   Total liabilities and stockholders' equity      $43,343,202     $37,093,784
                                                   ===========     ===========




                            See accompanying notes.
                                      (3)

                       STRATEGIC CAPITAL RESOURCES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
          Three Months Ended September 30, 1999 and September 30, 1998
                                  (Unaudited)

                                                      Three Months Ended
                                                         September 30,
                                                       1999        1998
                                                     ---------   ---------
Revenues:
  Model home lease revenue                          $  937,701  $1,220,861
  Model home sales                                   7,786,215   6,418,788
  Multi-family residential income                      322,612           -
  Other income                                         109,068      29,610
                                                    ----------- -----------
  Total Revenues                                     9,155,596   7,669,259
                                                    ----------- -----------
Costs and expenses:
  Interest expense                                     729,712     771,236
  Cost of model homes sold                           7,713,126   6,129,095
  Multi-family residential costs                        87,699           -
  Depreciation and amortization                        122,274     146,877
  Corporate                                            335,755     364,711
                                                    ----------- -----------
  Total Operating Expenses                           8,988,566   7,411,919
                                                    ----------- -----------
Income before income taxes                             167,030     257,340

Deferred income tax expense                             49,000      77,138
                                                    ----------- -----------
Net income                                             118,030     180,202

Preferred stock distribution                            30,000           -
                                                    ----------- -----------
Income applicable to common shareholders                88,030     180,202
                                                    =========== ===========

Net income (loss) per share
  Basic                                              $    0.01        0.01
  Diluted                                            $    0.00        0.01


Weighted average number of shares
  Basic                                             15,903,870  16,858,107
  Diluted                                           18,978,851  18,071,897










                            See accompanying notes.
                                      (4)

                       STRATEGIC CAPITAL RESOURCES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
          Three Months Ended September 30, 1999 and September 30, 1998
                                  (Unaudited)
                                                 Three Months    Three Months
                                                     Ended          Ended
                                                    9/30/99        9/30/98
                                                   -----------    ----------
Net income                                          $ 167,030    $  180,202
                                                   -----------    ----------
Adjustments to reconcile net loss to net cash
 provided by operating activities:
 Amortization expense                                 112,440       115,063
 Depreciation expense                                   9,835        31,814
 Gain on sale of model homes                          (73,089)     (289,693)
 Changes in assets and liabilities:
   (Increase) decrease in miscellaneous assets       (141,752)      105,968
   Increase in accounts payable/accrued expenses       24,621       222,087
   Increase in unearned rental revenue                 42,200        33,940
                                                   -----------    ----------
    Total adjustments                                 (25,745)      219,179
                                                   -----------    ----------
    Net cash provided by operating activities         141,285       399,381
                                                   -----------    ----------
Cash flows from investing activities
 Purchase of model homes                           (2,124,640)   (1,486,434)
 Proceeds from sale of model homes                  1,343,766     1,341,189
 Capital expenditures                                       -       (14,594)
                                                   -----------    ----------
   Net cash used in
        investing activities                         (780,874)     (159,839)
                                                   -----------    ----------
Cash flows from financing activities:
 Proceeds from mortgages payable                    1,116,858       635,100
 Principal payments on mortgages payable             (225,232)     (361,231)
 Deferred financing costs                            (106,216)     (186,834)
 Proceeds from stockholder loans                            -       258,000
 Purchase of treasury stock                                 -      (262,378)
 Preferred distribution payable                       (30,000)            -
                                                   -----------   -----------
  Net cash provided by
       financing activities                           755,410        82,657
                                                   -----------   -----------
Net increase (decrease) in cash                       115,821       322,199
Cash at beginning of period                           690,719       365,227
                                                   -----------   -----------
Cash at end of period                              $  806,540    $  687,426
                                                   ===========   ===========
Supplemental disclosure of cash flow information:
                               Interest paid -       $762,615      $698,080





                            See accompanying notes.
                                      (5)

                       STRATEGIC CAPITAL RESOURCES, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1999
                                  (unaudited)

Note 1.  Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the Securities and Exchange Commission instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year.

These statements should be read in conjunction with the financial statements of Strategic Capital Resources, Inc. and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

Note 2. Earnings Per Share

Basic and diluted earnings per share are calculated as follows:

                                  Three Months Ended
                                     September 30,
                                   1999        1998
                                 ---------   ----------
Basic:
Income(loss) applicable to
  common shareholders               88,030     180,202
Weighted average shares
outstanding during the period   15,903,870  16,858,107

  Basic                          $    0.01        0.01

Diluted:
Income(loss) applicable to
  common shareholders               88,030     180,202
Weighted average shares
outstanding during the period   15,903,870  16,858,107
Effect of dilutive securities:
  Stock Options                  1,089,384     269,737
  Warrants                       1,985,597     944,053
                                 ---------   ----------
Diluted weighted common
 shares outstanding             18,978,851  18,071,897

  Diluted                        $    0.00        0.01






                                      (6)

Note 3. Multi-family Residential Property Acquisition


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

Note 4. Commitments & Contingencies

The Company makes preliminary commitments to acquire assets and to enter into various types of leasing or financing arrangements as described below. The Company discloses such commitments as part of its routine reporting requirements. However, such preliminary commitments are subject to routine changes in size, as well as closing time, prior to finalization. Such changes arise from a variety of factors, including changes in client needs, economic conditions, completion of financing agreements, ability of clients to obtain regulatory approvals and other factors that affect the real estate industry.


Model home purchase commitments

The Company has committed to acquire 27 model homes in California and Nevada at an approximate cost of $20.8 million. It is anticipated that this transaction will close prior to the end of December 1999. The closing is subject to completion of due diligence, receipt of satisfactory appraisals, formal documentation, and successful completion of financing.

Model home sales contracts
The Company has sale contracts pending on ten (10) model homes. The aggregate sales price for the ten homes is $3,390,924, which the Company originally purchased for $3,148,154.











                                      (7)

Commercial real estate purchase contracts
The Company reached agreements with two clients to acquire the following commercial properties:

         Nature of                                            Approximate
        real estate                     Location             purchase price
------------------------------------    --------             --------------
 Office buildings (4)                    Nevada               $16,650,000
 Manufacturing/warehouse facility        Tennessee             20,500,000
  together with manufacturing equipment
                                                              -----------
                  Total                                       $37,150,000
                                                              ===========

The agreements are subject to the following conditions; (I) satisfactory completion of due diligence of the assets to be acquired, (ii) the execution of bank or institutional financing, and (iii) agreement to final wording of all related legal documentation.

Real estate acquisition and development commitments
The Company reached an agreement in principal with a homebuilder to acquire a fully entitled parcel of land, provide development funding, and sell the finished lots over a pre-agreed term to the homebuilder. The following is an outline of the transaction:

    Land             Acquisition        Development         Total
  location              Cost             funding            cost
-------------        -----------        ----------       ------------
  Arizona            $ 2,654,331        $5,050,000       $  7,704,331

The agreement is subject to the following conditions; (I) satisfactory completion of due diligence of the assets to be acquired, (ii) the execution of bank or institutional financing, and (iii) agreement to final wording of all related legal documentation.

Financing Activities
In order to finance its expansion, the Company conducts ongoing negotiations with financial institutions to raise funds through debt and/or equity.

At September 30, 1999, the Company had outstanding $32.8 million in secured loans provided by financial institutions and $1.3 million in loans from shareholders. The Company borrows under various revolving and term loan credit facilities, and at September 30, 1999, had available additional borrowings of $20 million.

Legal Proceedings
Reference is made to the Company's annual report on Form 10-K for its fiscal year ended June 30, 1999.

The Company is not presently involved in any other material litigation nor, to its knowledge, is any material litigation threatened against the Company or its properties, other than routine litigation arising in the ordinary course of business.





                                      (8)

Note 5. Subsequent Events

On October 29, 1999, the Company purchased 31 model homes, 23 in California and 8 in North Carolina, at an aggregate cost of $8,479,373 with two new divisions of an existing homebuilder client. On November 2, 1999, the Company purchased 39 model homes in California at an aggregate cost of $9,663,894 with a new homebuilding client. The following is a summary of model homes owned by the Company as of the report date.

                                                  Amount            Units
                                               ------------        -------
Balance 9/30/99                                $ 30,556,770           135
Model Homes Acquired 10/29/99                     6,603,500            23
Model Homes Acquired 10/29/99                     1,875,873             8
Model Homes Acquired 11/02/99                     9,663,894            39
Model Homes Sold 10/01/99 thru the report date   (1,349,028)           (5)
                                               ------------        -------
    Total Model Homes as of the report date      47,351,009           200
                                               ============        =======

On October 29, 1999, the Company drew down $1,676,744 under an existing revolving loan facility which it utilized to purchase eight (8) model homes in North Carolina. On the same date, the Company also closed on a new $6,603,500 term loan which it utilized to purchase twenty-three (23) model homes in California.

On November 2, 1999, the Company drew down $8,214,166 under an existing revolving loan facility which it utilized to purchase thirty-nine (39) model homes in California.

As of the report date, the Company has available $10,000,000 under existing revolving credit facilities.


























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

  3) The purchase and leaseback of commercial real estate including office buildings, multi-family residential properties, industrial, manufacturing and warehouse facilities. The Company purchases the real estate and enters into fixed term agreements with the clients which will allow the Company to recover principal and earn a specific return. The clients performance is supported by surety bonds issued by insurance companies rated "A" to "AAA" by the major rating agencies.

Since its inception, the Company and its special-purpose bankruptcy-remote subsidiary have purchased a total of 335 model homes and sold 200, resulting in a portfolio of 135 model homes owned at September 30, 1999. All of the Company's clients are major, publicly-traded homebuilders. The following is a summary of model home purchases and sales by year since inception:

  Fiscal             Units          Amount          Units      Cost of Model
Year Ended          Purchased      Purchased        Sold        Homes Sold
----------          ---------      -----------      ----       ------------
  6/30/96              61          $11,836,729        3        $   503,165
  6/30/97              75           14,512,772       23          4,437,087
  6/30/98             110           26,170,860       49          8,892,378
  6/30/99              61           16,813,539       95         20,799,329
  6/30/2000 (YTD)      28            3,432,326       30          7,577,497
                    ---------      -----------      ----       ------------
  Total               335          $72,766,226      200        $42,209,456
                    ---------      -----------      ----       ------------

Model Homes on Lease at cost at September 30, 1999  -  135  -  $30,556,770










                                      (10)

A summary of the operating results of Strategic Capital Resources, Inc. and subsidiaries for the three months ended September 30, 1999, and September 30, 1998 are presented below.

                                          Three Months     Three Months
                                             Ended           Ended
                                          September 30     September 30
                                              1999      %     1998      %
                                         -----------------------------------
Revenues:
  Model home lease revenue               $  937,701    10%   $1,220,861  16%
  Model home sales                        7,786,215    85%    6,418,788  84%
  Multi-family residential income           322,612     4%                -
  Other income                              109,068     1%       29,610   -
                                         -----------------------------------
   Total revenues                        $9,155,596   100%    7,669,259 100%
                                         -----------------------------------
Costs and expenses:
  Interest expense                          729,712     8%      771,236  10%
  Cost of model home sales                7,713,126    84%    6,129,095  80%
  Multi-family residential expenses          87,699     1%                -
  Depreciation & amortization               122,274     1%      146,877   2%
  Corporate                                 335,755     4%      364,711   5%
                                         -----------------------------------
  Total costs and expenses                8,988,566    98%    7,411,919  97%
                                         -----------------------------------
Income before income taxes                  167,030     2%      257,340   3%

Deferred income tax expense                  49,000     1%       77,138   1%
                                         -----------------------------------
Net income                                 $118,030     1%      180,202   2%
                                         ===================================
Results of Operations:

Three Months Ended September 30, 1999 compared to September 30, 1998.

For the period from July 1, 1999 through September 30, 1999, the Company had revenues of $9,155,596 of which lease revenues on model homes totaled $937,701, multi-family residential property income totaled $322,612, and revenues from the sale of model homes were $7,786,215. Net income for the period was $118,030 compared to net income of $180,202 for the prior year fiscal period. The decrease was primarily attributable to decreased gains on the sale of model homes. Gain on the sale of model homes totalled $73,000 for the quarter ended September 30, 1999 compared to $289,000 for the prior year comparable quarter, a decrease of $216,000.

The Company's lease revenues decreased approximately $283,000 (a 23% decrease) during the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. This decrease is due to the reduction of model homes on lease from the prior year fiscal period. ($30.5 million at September 30, 1999 compared to $34.7 million at September 30, 1998)

The Company generated $322,612 in multi-family residential income for the three months ended September 30, 1999. No multi-family residential income was generated for the prior year quarter end. The increase was due to the purchase of a 288 unit multi-family residential property on July 15, 1999.


                                      (11)

Corporate costs decreased from $364,711 for the quarter ended September 30, 1998 to $335,755 for the quarter ended September 30, 1999, representing a 8% decrease. Corporate costs as a percentage of revenues is consistent with the prior year fiscal quarter.

Model Homes
Model homes on lease have decreased to $30,556,771 at September 30, 1999 from $39,999,565 at September 30, 1998, a decrease of 24%.

A breakdown of model home costs and units by state is as follows:

                  # Model Homes     Model Home     # Model Homes     Model Home
                     Owned at         Cost            Owned at         Cost
State                9/30/99         9/30/99          9/30/98         9/30/98
------------------------------------------------------------------------------

Arizona                19         $  2,124,640              -     $          -
Colorado                5            1,086,175             13        2,854,187
Florida                12            2,592,506             38        8,398,145
Minnesota               1              258,377              -                -
Nevada                 13            1,667,790              -                -
New Jersey             54           14,851,650             76       19,644,793
New York                6            2,386,435              6        2,404,000
North Carolina          -                    -              3          694,372
Pennsylvania           18            4,409,042             23        5,166,369
Texas                   2              342,430              2          342,430
Utah                    5              837,726              -                -
Virginia                -                    -              2          495,269
                   -------        -------------        -------    ------------
Total                 135         $ 30,556,771            163     $ 39,999,565
                   =======        =============        =======    ============

A breakdown of lease rental revenues by state is as follows:

                                 Lease Revenues    Lease Revenues
                                  From 7/1/99       From 7/1/98
State                             to 9/30/99        to 9/30/98
------------------------------------------------------------------------------
Arizona                          $       708       $         -
Colorado                              32,585            98,080
Florida                               91,483           298,808
Minnesota                             15,610                 -
Nevada                                35,935                 -
New Jersey                           520,471           547,834
New York                              76,655            68,085
North Carolina                         5,478            20,832
Pennsylvania                         148,503           156,115
Texas                                 10,273            16,249
Utah                                       -                 -
Virginia                                   -            14,858
                                  -----------       -----------
Total                             $  937,701        $1,220,861
                                  ===========       ===========

The average purchase price of model homes acquired by the Company since inception was approximately $217,000. For the quarter ended September 30, 1999, the Company sold thirty (30) model homes for total sales price of $7,786,215 less costs of sales of $7,713,126 for a net gain of $73,089.

                                      (12)
Liquidity and Capital Resources

The Company's principal business, leasing of model homes and real estate acquisition and contract development, is a capital-intensive operation requiring constant infusions of cash as the number, size, and complexity of transactions in which the Company is involved increases. To date, this business has been financed by equity capital contributions, loans made by shareholders, and secured loans from financial institutions.

These capital contributions and loans have been adequate to permit the Company to carry on operations to date. However, it may be necessary to finance the expansion of operations over the coming fiscal year with additional funds raised through the issuance of debt or equity securities. Should the need arise, the Company will complete a securities offering of debt or equity prior to the end of fiscal 2000. The net proceeds of an offering, together with existing cash and credit facilities, as well as new facilities obtained on an "as needed" basis, should enable the Company to finance its growing level of operations. (See Financing Activities for additional information.)


Cash Flow - Three Months Ended September 30, 1999.

Net cash provided by operating activities comprised net income of $167,030, plus net adjustments for non-cash items of $49,186, offset by a net change in other operating assets and liabilities of $74,931.

Net cash used in investing activities comprised proceeds from sale of model homes of $1,343,766 offset by $2,124,640 in model home purchases.


Net cash provided by financing activities comprised proceeds from mortgages payable of $1,116,858, offset by deferred financing costs of $106,216, principal payments on mortgages payable of $225,232, and preferred distributions of $30,000.


Trends in Operations

The Company's operations continue to grow at an accelerated rate. Such growth has resulted from the ongoing acquisition of model homes under lease and the acquisition of multi-family residential properties. At September 30, 1999, the Company had 135 model homes on lease which were purchased at a cost of approximately $30.5 million, and multi-family residential properties acquired at a cost of $10,228,000. Since October 1, 1999 and through the report date, the Company acquired an additional 70 model homes at a cost of $18.1 million, sold 5 model homes with a cost of $1.3 million, resulting in a portfolio of 200 model homes acquired at a cost of $47.3 million as of the report date. (See Note 5 to Condensed Consolidated Financial Statements)

During the fiscal year ended June 30, 1999, the Company added a new line of business, the purchase and leaseback of commercial real estate properties which include office buildings, multi-family residential properties, industrial, manufacturing and warehouse facilities. The Company purchases the real estate and enters into fixed term agreements with its clients. The clients performance is supported by surety bonds issued by insurance companies rated "A" to "AAA" by the major rating agencies.


                                      (13)

Year 2000 Issues

SCRI's State of Readiness
SCRI has completed a review of its software and hardware and determined, through a combination of internal testing and vendor representations that their products have been tested and are compliant.

The Costs to Address SCRI's Year 2000 Issues
Based on current estimates and plans, SCRI believes the costs of addressing Year 2000 issues will not be material.

The Risks and Worst Case Scenario of SCRI's Year 2000 Issues
SCRI believes the most reasonable worst case scenario will be indirect in nature involving third parties such as clients, vendors and suppliers which may not have successfully dealt with their Year 2000 issues. SCRI continues to assess the key third parties that it relies upon, however, SCRI has not yet been assured that all of the computer systems of its clients, vendors and suppliers will be Year 2000 compliant. For example, if suppliers of SCRI's energy or telecommunications fail to become Year 2000 compliant, such failure could have an adverse effect on SCRI's ability to conduct daily operations or to communicate with its clients and vendors. While SCRI continues to analyze these risks, it is possible that information relevant to such analysis will not be made available to SCRI, or that potential solutions will not be within SCRI's control. In addition, there can be no guarantee that SCRI's efforts will prevent a material adverse impact on its results of operations, financial condition and cash flows. SCRI believes that its readiness program, including the contingency plans discussed below, should significantly reduce the adverse effect any disruption may have.

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


                                           STRATEGIC CAPITAL RESOURCES, INC.



                                             By: /s/John P. Kushay
                                             John P. Kushay, Treasurer
                                             Chief  Financial Officer and
                                             Chief Accounting Officer

      (Duly Authorized Officer)
Date:  November 10, 1999







































                                      (15)