Form 10-Q
period 1999-12-31
STRATEGIC CAPITAL RESOURCES INC
filed 2000-02-07
CIK 1009416

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

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

                             Yes {X}        No  { }

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of common stock, par value $.001 per share, outstanding as of January 25, 2000 was 15,728,870.

















                       STRATEGIC CAPITAL RESOURCES, INC.
                                AND SUBSIDIARIES
                                     INDEX


Part I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements                                   Page Number

           Condensed Consolidated Balance Sheets as of                  3
           December 31, 1999 (unaudited) and June 30, 1999.

           Condensed Consolidated Statement of Operations               4
           for the three months and six months ended December 31, 1999, and the three months and six months ended December 31, 1998 (unaudited)

           Condensed Consolidated Statement of Cash Flows               5
           for the six months ended December 31, 1999, and the six months ended December 31, 1998
           (unaudited)

           Notes to Condensed Consolidated Financial Statements       6-8
           (unaudited)

  Item 2.  Management's Discussion and Analysis of Financial         9-15
           Condition and Results of Operations.

Part II.   OTHER INFORMATION

  Item 4.    Submission of Matters to a Vote of Security Holders       16

  Item 6(b). Exhibit 27 - Financial Data Schedules

  Item 6(c). No reports on Form 8K have been filed during the quarter for which this report is filed.

Signatures                                                             17






















                       STRATEGIC CAPITAL RESOURCES, INC.
                                AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   (Unaudited)
                                                  December 31        June 30
                                  ASSETS             1999             1999
                                                   -----------     -----------
Revenue producing assets:
 Model homes on lease, at cost, net of accumulated
   depreciation of $88,963 on June 30, 1999, and
   $37,958 on December 31, 1999                    $48,262,320     $34,612,978
 Multi-family residential properties                10,227,999               -
 Office buildings purchase deposit (See Note 4)      1,000,000               -
                                                   -----------     -----------
   Total revenue producing assets                   59,490,319      34,612,978
                                                   -----------     -----------
Other assets:
 Cash                                                  933,885         690,719
 Net assets realizable on divestiture                1,100,000       1,100,000
 Deferred charges and other assets                     923,308         690,087
                                                   -----------     -----------
   Total other assets                                2,957,193       2,480,806
                                                   -----------     -----------
   Total assets                                    $62,447,512     $37,093,784
                                                   ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Mortgages payable                                 $51,602,154     $26,642,294
 Notes payable                                       1,315,907       1,315,907
 Accounts payable & accrued expenses                   614,130         597,415
 Unearned rental revenue                               418,852         168,246
                                                   -----------     -----------
    Total liabilities                               53,951,043      28,723,862
                                                   -----------     -----------

Stockholders' equity:
 Convertible preferred stock, $.01 par value
   5,000,000 shares authorized
   400,000 shares issued and outstanding                 4,000           4,000
 Common stock, $.001 par value
  25,000,000 shares authorized and 17,012,005 issued
  15,763,870 shares outstanding at December 31, 1999    17,012               -
  15,903,870 shares outstanding at June 30, 1999             -          17,012
 Additional paid-in capital                          8,346,552       8,346,552
 Less treasury stock at cost, 1,248,135 and
  1,108,135 shares respectively at
  December 31, 1999 and June 30, 1999                 (319,086)       (282,786)
 Retained earnings                                     447,991         285,144
                                                   -----------     -----------
   Total stockholders' equity                        8,496,469       8,369,922
                                                   -----------     -----------
   Total liabilities and stockholders' equity      $62,447,512     $37,093,784
                                                   ===========     ===========

                            See accompanying notes.
                                      (3)
                       STRATEGIC CAPITAL RESOURCES, INC.
                                 AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
            Three Months and Six Months Ended December 31, 1999 and
              Three Months and Six Months Ended December 31, 1998
                                (Unaudited)

                                  Three Months Ended        Six Months Ended
                                     December 31,             December 31,
                                   1999        1998         1999        1998
                                 ---------   ----------  ----------   ----------
Revenues:
  Model Home Lease revenue      $1,215,505  $1,167,033  $ 2,153,206  $2,387,894
  Model Home sales               4,909,852   3,930,800   12,696,067  10,349,588
  Multi-family residential         344,553           -      667,165           -
  Other income                      18,557      30,011      127,625      59,621
                                 ---------   ----------  ----------  ----------
  Total Revenues                 6,488,467   5,127,844   15,644,063  12,797,103
                                 ---------   ----------  ----------  ----------

Costs and expenses:
  Interest expense                 945,146     699,061    1,674,858   1,470,297
  Cost of model homes sold       4,784,602   3,735,829   12,497,728   9,864,924
  Multi-family residential          88,344           -      176,043           -
  Depreciation & Amortization      143,136     135,561      265,410     282,438
  Corporate                        376,421     352,261      712,176     716,972
                                 ---------   ----------  ----------  ----------
  Total Operating Expenses       6,337,649   4,922,712   15,326,215  12,334,631
                                 ---------   ----------  ----------  ----------
Income before income taxes         150,818     205,132      317,848     462,472

Deferred income tax expense         46,000      61,862       95,000     139,000
                                 ---------   ----------  ----------  ----------
Net income                         104,818     143,270      222,848     323,472

Preferred stock distribution        30,000      30,000       60,000      30,000
                                 ---------   ----------  ----------  ----------
Income applicable to
  common shareholders               74,818     113,270      162,848     293,472
                                 ==========  ==========  =========== ==========

Net income per share
  Basic                          $    0.00        0.01         0.01        0.02
  Diluted                        $    0.00        0.01         0.01        0.02


Weighted average number of shares
  Basic                         15,834,142  15,904,085   15,869,006  16,381,096
  Diluted                       17,668,463  17,679,734   19,060,040  18,156,745








                            See accompanying notes.
                                      (4)
                       STRATEGIC CAPITAL RESOURCES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
            Six Months Ended December 31, 1999 and December 31, 1998
                                  (Unaudited)
                                                   Six Months     Six Months
                                                     Ended          Ended
                                                    12/31/99        12/31/98
                                                   -----------    ----------
Net income                                          $ 222,848    $  323,472
                                                   -----------    ----------
Adjustments to reconcile net loss to net cash
 provided by operating activities:
 Amortization expense                                 248,069       221,640
 Depreciation expense                                  17,341        60,798
 Gain on sale of model homes                         (198,339)     (484,664)
 Changes in assets and liabilities:
   Increase in miscellaneous assets                   (40,990)      (33,215)
   Increase (decrease) in accounts payable
     and accrued expenses                             130,392       (27,383)
   Increase in unearned rental revenue                250,606         1,372
                                                   -----------    ----------
    Total adjustments                                 407,079      (261,452)
                                                   -----------    ----------
    Net cash provided by operating activities         629,927        62,020
                                                   -----------    ----------
Cash flows from investing activities
 Purchase of model homes                           (5,105,645)   (2,018,015)
 Proceeds from sale of model homes                  2,184,904     2,486,928
 Capital expenditures                                       -       (14,594)
 Office buildings acquisition deposit              (1,000,000)            -
                                                   -----------    ----------
   Net cash provided by (used in)
        investing activities                       (3,920,741)      454,319
                                                   -----------    ----------
Cash flows from financing activities:
 Proceeds from mortgages payable                    4,519,463       635,100
 Principal payments on mortgages payable             (347,830)     (930,770)
 Deferred financing costs                            (531,353)     (150,036)
 Proceeds from stockholder loans                            -       150,000
 Purchase of treasury stock                           (36,300)     (262,378)
 Preferred distributions                              (70,000)            -
                                                   -----------   -----------
  Net cash provided by (used in)
       financing activities                         3,533,980      (558,084)
                                                   -----------   -----------
Net increase (decrease) in cash                       243,166       (41,745)
Cash at beginning of period                           690,719       365,227
                                                   -----------   -----------
Cash at end of period                                $933,885    $  323,482
                                                   ===========   ===========
Supplemental disclosure of cash flow information:
                               Interest paid -     $1,528,688    $1,407,496





                            See accompanying notes.
                                      (5)
                       STRATEGIC CAPITAL RESOURCES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1999
                                  (unaudited)

Note 1.  Unaudited Interim Financial Statements

These statements do not contain all information required by generally accepted accounting principles that are included in a full set of financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of Strategic Capital Resources, Inc. and subsidiaries collectively called ("the Company") at December 31, 1999 and results of its operations and its cash flows for the period then ended and period ended December 31, 1998. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes contained in the Company's Form 10-K for the year ended June 30, 1999. Results of operations for this period are not necessarily indicative of results to be expected for the full year.

Note 2. Earnings Per Share

Basic and diluted earnings per share are calculated as follows:

                                  Three Months Ended        Six Months Ended
                                     December 31,             December 31,
                                   1999        1998         1999        1998
                                 ---------   ----------  ----------   ----------
Earnings
  Net income                       104,818     143,270      222,848     323,472
  Dividends on preferred shares     30,000      30,000       60,000      30,000
                                 ---------   ----------  ----------   ----------
Income(loss) applicable to
  common shareholders               74,818     113,270      162,848     293,472
                                 ==========  ==========  ===========  ==========
Basic:
Income(loss) applicable to
  common shareholders               74,818     113,270      162,848     293,472
Weighted average shares
outstanding during the period   15,834,142  15,904,085   15,869,006  16,381,096

  Basic                          $    0.00        0.01         0.01        0.02

Diluted:
Income(loss) applicable to
  common shareholders               74,818     113,270      162,848     293,472

Weighted average shares
outstanding during the period   15,834,142  15,904,085   15,869,006  16,381,096
Effect of dilutive securities:
  Stock Options                    549,793     547,379    1,109,382     547,379
  Warrants                       1,284,528   1,228,270    2,081,652   1,228,270
                                 ---------   ----------  ----------   ----------
Diluted weighted common
 shares outstanding             17,668,463  17,679,734   19,060,040  18,156,745

  Diluted                        $    0.00        0.01         0.01        0.02

                                      (6)
Note 3. Multi-family Residential Property Acquisition


On July 15, 1999 we purchased a 288 unit multi-family residential property in Jacksonville, Florida for a purchase price of $10,228,000. The purchase price was paid as follows:

  Assumption of existing first mortgage      $ 4,928,000
  New loan                                     5,300,000
                                             -----------
  Total purchase price                       $10,228,000
                                             ===========

$1,500,000 of the purchase price is to be utilized to improve, modernize and enhance the value of the property. As of the date of this report date, $745,000 in improvements have been completed.

Simultaneously, we entered into an operation, maintenance, and management agreement which provides for payment of a minimum income stream per month.
The agreement also requires the management company to purchase the property at the end of five years. The performance under the agreement is insured jointly and severally by two insurance companies rated "AAA" and "BB" respectively by Standard & Poors.

Note 4. Commitments & Contingencies

We make preliminary commitments to acquire revenue producing assets and to enter into various types of purchase and leaseback transactions as well as financing arrangements as described below. We disclose these commitments as part of our routine reporting. Such preliminary commitments are subject to routine changes in size, dollar amounts, and closing time, prior to finalization. Such changes arise from a variety of factors, including changes in client needs, economic conditions, and completion of financing agreements.

Legal Proceedings
Reference is made to our annual report on Form 10-K for its fiscal year ended June 30, 1999.

We have been named a defendant in a lawsuit filed in Palm Beach County, Florida, case No. CL0000433AD seeking to collect upon an indebtedness that may or may not be owed by a subsidiary of the Company, and a non party to the action.

A Motion to Dismiss Improper Party Defendant has been filed by counsel on our behalf. It is the opinion of counsel that this motion should be granted.

We are not presently involved in any other material litigation nor, to our knowledge, is any material litigation threatened against us or our properties, other than routine litigation arising in the ordinary course of business.


Model home sales contracts
Sales contracts are pending on four (4) model homes. The aggregate sales price for the four homes is $1,295,000, which we originally purchased for $1,284,355.




                                      (7)
Commercial real estate purchase contracts
We have entered into a contract to purchase and lease back four (4) office buildings.

The office buildings are located in Nevada and have an aggregate purchase price of $16,650,000.

Upon entering into the contract, we advanced the seller $1,000,000 of the purchase price in the form of a loan bearing interest at the rate of 12% per annum. The loan is secured by a Deed of Trust recorded on three (3) of the four (4) office buildings, and is guaranteed by a third party.

Under the terms of the contract, the seller will lease three (3) office buildings for a period of 36 months. The leases are full payout, triple net, hell or high water, providing for monthly lease payments on each of the properties.

The contract provides for a 36 month management agreement on the fourth office building which will generate a predetermined income stream per month.

The seller has the option to repurchase the properties at any time after the first anniversary of the commencement date. The purchase price for the properties will be predetermined and include outstanding principal and interest, termination fees, and any other amounts due under the agreement.

The sellers performance under the three lease agreements and management agreement will be assured by a surety rated "A" or higher by Standard & Poors throughout the term of the agreements.


Financing Activities
In order to finance our growth, we conduct ongoing discussions and negotiations with various financial institutions to raise additional capital.

At December 31, 1999, we had $51.6 million outstanding in secured loans provided by financial institutions and $1.3 million in loans from shareholders. We borrow under various secured revolving and term loan credit facilities, and at December 31, 1999, had available additional borrowings of $18 million.




















                                      (8)
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

We are a Delaware Corporation organized in November 1995. Principal operations consist of the following business lines:


  1) The purchase and leaseback on a "triple net" basis of fully furnished model homes complete with options and upgrades to major publicly traded homebuilders and real estate developers.

  2) The land acquisition and contract development program for major publicly traded homebuilders and real estate developers. The Company purchases the real estate, simultaneously enters into a bonded (not to exceed) development contract with the builder supported by a performance (completion) bond, who then develops the real estate. The builder simultaneously contracts to purchase the finished lots from the Company on a scheduled basis to coincide with the community build out and sale.

  3) The purchase and leaseback of commercial real estate which includes office buildings, multi-family residential properties, industrial, manufacturing and warehouse facilities. The Company purchases the properties and enters into fixed term agreements with the clients which allow the Company to recover principal and earn a minimum return. The clients performance is supported by surety bonds issued by insurance companies rated "A" to "AAA" by the major rating agencies.

Since inception, we have purchased a total of 425 model homes and sold 218, leaving a portfolio of 207 model homes owned at December 31, 1999. The following is a summary of model home purchases and sales by year since inception:

  Fiscal             Units          Amount          Units      Cost of Model
Year Ended          Purchased      Purchased        Sold        Homes Sold
----------          ---------      -----------      ----       ------------
  6/30/96              61          $11,836,729        3        $   503,165
  6/30/97              75           14,512,772       23          4,437,087
  6/30/98             110           26,170,860       49          8,892,378
  6/30/99              61           16,813,539       95         20,799,329
  6/30/2000 (YTD)     118           25,725,869       48         12,127,532
                    ---------      -----------     -----       ------------
  Total               425          $95,059,769      218        $46,759,491
                    ---------      -----------     -----       ------------

Model Homes on Lease at cost at December 31, 1999 - 207        $48,300,278











                                      (9)

A summary of operating results for the three months ended December 31, 1999, and December 31, 1998 are presented below.


                                          Three Months     Three Months
                                             Ended           Ended
                                          December 31     December 31
                                              1999      %     1998      %
                                         -----------------------------------
Revenues:
  Model home lease revenue               $1,215,505    19%   $1,167,033  23%
  Model home sales                        4,909,852    76%    3,930,800  76%
  Multi-family residential income           344,553     5%            -   -
  Other income                               18,557     -%       30,011   1%
                                         -----------------------------------
   Total revenues                        $6,488,467   100%    5,127,844 100%
                                         -----------------------------------
Costs and expenses:
  Interest expense                          945,146    14%      699,061  14%
  Cost of model home sales                4,784,602    74%    3,735,829  72%
  Multi-family residential expenses          88,344     1%            -   -
  Depreciation & amortization               143,136     2%      135,561   3%
  Corporate                                 376,421     6%      352,261   7%
                                         -----------------------------------
  Total costs and expenses                6,337,649    97%    4,922,712  96%
                                         -----------------------------------
Income before income taxes                  150,818     3%      205,132   4%

Deferred income tax expense                  46,000     1%       61,862   1%
                                         -----------------------------------
Net income                                 $104,818     2%      143,270   3%
                                         ===================================

Results of Operations:

Three Months Ended December 31, 1999 compared to December 31, 1998.

For the period from October 1, 1999 through December 31, 1999, we had revenues of $6,488,467 of which lease revenues on model homes totaled $1,215,505, revenues from the sale of model homes were $4,909,852, and multi-family residential income totaled $344,553.

Lease revenues increased approximately $48,000 (a 4% increase) during the three months ended December 31, 1999 as compared to the three months ended December 31, 1998. Average model homes on lease during the period were approximately $40.5 million compared to $38.9 million for the three month period ended December 31, 1998, resulting in the increased revenue.

Model homes sales increased $979,000 (a 25% increase) during the period compared to the three months ended December 31, 1998. Gains on the sale of model homes totaled $125,000 for the three months ended December 31, 1999 compared to $195,000 for the prior year fiscal period, a $70,000 decrease.

Net income for the period was $104,818 compared to net income of $143,270 (a 27% decrease) for the prior year fiscal period. The decrease was primarily attributable to a $70,000 decrease in gains on the sale of model homes compared to the prior year fiscal period.


                                      (10)
Corporate costs increased $24,000 (a 7% increase) from $352,000 for the quarter ended December 31, 1998 to $376,000 for the quarter ended December 31, 1999. Corporate costs as a percentage of revenues was consistent with the prior year fiscal quarter.

A summary of our operating results for the six months ended December 31, 1999, and December 31, 1998 are presented below.

                                           Six Months        Six Months
                                             Ended             Ended
                                          December 31       December 31
                                              1999      %       1998      %
                                          ----------------------------------
Revenues:
  Model home lease revenue              $ 2,153,206    14%  $ 2,387,894  19%
  Model home sales                       12,696,067    81%   10,349,588  81%
  Multi-family residential income           667,165     4%            -   -
  Other income                              127,625     1%       59,621   -
                                          ----------------------------------
   Total revenues                       $15,644,063   100%   12,797,103 100%
                                          ----------------------------------
Costs and expenses:
  Interest expense                        1,674,858    11%    1,470,297  11%
  Cost of model home sales               12,497,728    80%    9,864,924  77%
  Multi-family residential expenses         176,043     1%            -   -
  Depreciation & amortization               265,410     2%      282,438   2%
  Corporate                                 712,176     4%      716,972   6%
                                          ----------------------------------
  Total costs and expenses               15,326,215    98%   12,334,631  96%
                                          ----------------------------------

Income before income taxes                  317,848     2%      462,472   4%

Deferred income tax expense                  95,000     1%      139,000   1%
                                         -----------------------------------
Net income                                 $222,848     1%      323,472   3%
                                         ===================================



Results of Operations:

Six Months Ended December 31, 1999 compared to December 31, 1998.

For the period from July 1, 1999 through December 31, 1999, we had revenues of $15,644,063 of which lease revenues on model homes totaled $2,153,206, revenues from the sale of model homes were $12,696,067, and multi-family residential income totaled $667,165.

Lease revenues decreased approximately $235,000 (a 10% decrease) during the six months ended December 31, 1999 as compared to the six months ended December 31, 1998. Average model homes on lease during the period were approximately $36 million compared to $40 million for the six month period ended December 31, 1998, resulting in the decreased revenues.





                                      (11)
Model home sales increased $2.3 million (a 23% increase) during the period compared to the six months ended December 31, 1998. Gains on the sale of model homes totaled $198,000 for the six months ended December 31, 1999 compared to $485,000 for the prior year fiscal period, a $287,000 decrease.

Net income for the period was $222,848 compared to net income of $323,472 (a 31% decrease) for the prior year fiscal period. The decrease was primarily attributable to decreased gains on the sale of model homes compared to the prior year fiscal period.

Corporate costs decreased $5,000 from $717,000 for the six months ended December 31, 1998 to $712,000 for the quarter ended December 31, 1999. Corporate costs as a percentage of total revenues was consistent with the prior year fiscal period.

Model Homes
Model homes on lease have increased to $48,300,278 at December 31, 1999 from $39,043,518 at December 31, 1998, an increase of 24%.

The following is a breakdown of model home costs and units by state:

                  # Model Homes     Model Home     # Model Homes     Model Home
                     Owned at         Cost            Owned at         Cost
State               12/31/99        12/31/99         12/31/98        12/31/98
------------------------------------------------------------------------------

Arizona                19         $  2,124,640              -     $          -
California             62           16,267,394              -                -
Colorado                3              612,085              9        1,997,393
Florida                 8            1,879,183             36        8,108,301
Minnesota               -                    -              2          564,570
Nevada                 13            1,667,790              -                -
New Jersey             47           12,715,548             78       20,262,602
New York                5            2,118,291              5        2,150,000
North Carolina          8            1,875,873              3          694,372
Pennsylvania           15            3,709,042             21        4,698,939
Texas                  22            4,492,706              2          342,430
Utah                    5              837,726              -                -
Virginia                -                    -              1          224,911
                   -------        -------------        -------    ------------
Total                 207         $ 48,300,278            157     $ 39,043,518
                   =======        =============        =======    ============

The following is a summary of model homes sold, sales revenues, and average holding periods (in months) by year:

                             Number of       Model Home       Average Holding
Period                      Models Sold    Sale Revenues     Period (In Months)
-------------------------   -----------    -------------     ------------------
Six months ended 12/31/99       48         $ 12,696,067            22.0
Year ended 6/30/99              95           21,495,935            20.0
Year ended 6/30/98              49            9,027,514            15.1
Year ended 6/30/97              23            4,528,600             7.2
Year ended 6/30/96               3              515,000             5.8
                            -----------    -------------     ------------------
     Total                     218         $ 48,263,116            17.8
                            ===========    =============     ==================


                                      (12)
The following is a breakdown of lease rental revenues by state:

                                 Lease Revenues    Lease Revenues
                                  From 7/1/99       From 7/1/98
State                             to 12/31/99        to 12/31/98
------------------------------------------------------------------------------
Arizona                          $    64,447       $         -
California                           328,517                 -
Colorado                              63,706           170,709
Florida                              161,033           550,886
Minnesota                             19,744               182
Nevada                                83,846                 -
New Jersey                           936,083         1,127,082
New York                             141,738           139,139
North Carolina                        44,811            41,662
Pennsylvania                         267,386           307,555
Texas                                 20,546            26,456
Utah                                  21,349                 -
Virginia                                   -            24,223
                                  -----------       -----------
Total                             $2,153,206        $2,387,894
                                  ===========       ===========





Liquidity and Capital Resources

General - Our business is capital-intensive requiring constant infusions of cash as the number, size, and complexity of transactions in which the Company is involved increases. To date, we have been financed by secured loans from financial institutions, the sale of equity, loans provided by shareholders, and cash flows from operations.

Our cash uses during the six months ended December 31, 1999 were for revenue producing asset acquisitions, operating expenses, and the repurchase of common stock.

Borrowings from financial institutions are pursuant to various secured revolving and term loan agreements. The following is a summary of new loans, borrowings under existing credit facilities, and asset acquisitions during the six months ended December 31, 1999:

                New                                                 Acquisition
   Date      Facilities    Use of Proceeds                             Cost
 --------   ------------   ------------------------------------     -----------
                           Purchase of 288 unit multi-family
 07/99       10,227,999    residential property in Florida.         $10,227,999

 09/99          710,000    Purchase of 5 model homes in Utah.           837,726
 09/99          422,964    Purchase of 4 model homes in Nevada.         469,690
 09/99        1,858,191    Purchase of 19 model homes in Arizona.     2,124,640
 09/99          894,000    Purchase of 9 model homes in Nevada.       1,197,830
 10/99        6,603,500    Purchase of 23 model homes in California.  6,603,500
 12/99        4,150,000    Purchase of 20 model homes in Texas.       4,150,276
            ------------                                            -----------
   Total    $24,866,654                                             $25,611,661
            ------------                                            -----------
                                      (13)

          Existing Credit                                           Acquisition
   Date      Facilities    Use of Proceeds                             Cost
 --------   ------------   ------------------------------------     -----------
 10/29/99   $ 1,676,744    Purchase of 8 model homes in N. Carolina.  1,875,873
 11/02/99     8,214,166    Purchase of 39 model homes in California.  9,663,894
            ------------                                            -----------
   Total    $ 9,890,910                                             $11,539,767
            ------------                                            -----------
Grand Total $34,757,564                                             $37,151,428
            ============                                            ===========

In November 1999, we announced that our Board of Directors had authorized the purchase of an additional 1,000,000 shares to its existing Share Repurchase Program. As of January 25, 2000, we have repurchased 175,000 additional shares.

Secured loans from financial institutions and capital contributions have been adequate to permit us to carry on operations to date. However, it may be necessary to finance the expansion of operations over the coming fiscal year with additional funds raised through the issuance of debt or equity securities. Should the need arise, we will complete a securities offering of debt or equity. The net proceeds of an offering, together with existing cash and credit facilities, as well as new facilities obtained on an "as needed" basis, should enable us to finance our growing level of operations. (See Financing Activities for additional information.)


Cash Flow - Six Months Ended December 31, 1999.

Net cash provided by operating activities comprised net income of $222,848, plus net adjustments for non-cash items of $67,071, and a net change in other operating assets and liabilities of $340,008.

Net cash used by investing activities comprised purchases of model homes of $5,105,645 plus $1,000,000 in office buildings acquisition deposit, offset by $2,184,904 in proceeds from model home sales.

Net cash provided by financing activities comprised proceeds of mortgages payable of $4,519,463, offset by principal payments on mortgages payable of $347,830, deferred financing costs of $531,353, purchase of treasury stock of $36,300, and preferred distributions of $70,000.


Trends in Operations

Our operations continue to grow at an accelerated rate. Such growth has resulted from the ongoing acquisition of model homes under lease and from the implementation of our commercial real estate sale leaseback program. These programs have generated significant interest from national home builders and real estate developers. Our successful implementation of these programs has led to increased credit facilities. (See Liquidity and Capital Resources)

For the six months ended December 31, 1999, purchases of model homes totaled approximately $25,700,000, increasing total model homes on lease at December 31, 1999 to approximately $48,300,000.



                                      (14)

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

As of the time of the filing of this report, our computer systems have rolled over to the year 2000 without any significant issues and there has been no interruption of normal business activities and operations. The Company will continue to monitor its systems and contingency plans throughout 2000 and beyond.

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

                                      (15)
                          PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The registrant held an Annual Meeting of Shareholders on December 1, 1999. At the meeting the shareholders took the following actions:

  1) Seven directors were elected by a vote of 10,774,733 for, and 0 against.
  2) Approved the appointment of Horton & Company, LLC. as the Corporation's independent auditors for the current fiscal year ended June 30, 2000. 10,774,733 votes for, 0 against.
















































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


                                           Strategic Capital Resources, Inc.



                                             By: /s/John P. Kushay
                                             John P. Kushay, Treasurer
                                             Chief  Financial Officer and
                                             Chief Accounting Officer

      (Duly Authorized Officer)
Date:   January 25, 2000


                                      (17)