Form 10-Q
period 2000-03-31
STRATEGIC CAPITAL RESOURCES INC
filed 2000-05-09
CIK 1009416

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

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

                             Yes {X}        No  { }

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of common stock, par value $.001 per share, outstanding as of May 8, 2000 was 15,688,870.



















                       STRATEGIC CAPITAL RESOURCES, INC.
                                AND SUBSIDIARIES
                                     INDEX


Part I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements                                   Page Number

           Condensed Consolidated Balance Sheets as of                  3
           March 31, 2000 (unaudited) and June 30, 1999.

           Condensed Consolidated Statements of Operations              4
           for the three months and nine months ended March 31, 2000, and the three months and nine months ended March 31, 1999 (unaudited)

           Condensed Consolidated Statements of Cash Flows              5
           for the nine months ended March 31, 2000, and the nine months ended March 31, 1999
           (unaudited)

           Notes to Condensed Consolidated Financial Statements       6-8
           (unaudited)

  Item 2.  Management's Discussion and Analysis of Financial         9-15
           Condition and Results of Operations.

Part II.   OTHER INFORMATION



  Item 6(b). Exhibit 27 - Financial Data Schedules

  Item 6(c). No reports on Form 8K have been filed during the quarter for which this report is filed.

Signatures                                                             16
























                       STRATEGIC CAPITAL RESOURCES, INC.
                                AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   (Unaudited)
                                                    March 31        June 30
                                  ASSETS              2000            1999
                                                   -----------     -----------
Revenue producing assets:
 Model homes on lease, at cost, net of accumulated
   depreciation of $15,457 on March 31, 2000 and
   $88,963 on June 30, 1999                        $44,106,176     $34,612,978
 Multi-family residential properties                10,227,999               -
 Note receivable (Note 3.)                             650,000               -
                                                   -----------     -----------
   Total revenue producing assets                   54,984,175      34,612,978
                                                   -----------     -----------
Other assets:
 Cash                                                1,771,334         690,719
 Net assets realizable on divestiture (Note 4.)      1,000,000       1,100,000
 Deferred charges and other assets                     891,600         690,087
                                                   -----------     -----------
   Total other assets                                3,662,934       2,480,806
                                                   -----------     -----------
   Total assets                                    $58,647,109     $37,093,784
                                                   ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Mortgages payable                                 $47,886,330     $26,642,294
 Notes payable                                       1,147,500       1,315,907
 Accounts payable & accrued expenses                   712,027         597,415
 Unearned rental revenue                               364,475         168,246
                                                   -----------     -----------
    Total liabilities                               50,110,332      28,723,862
                                                   -----------     -----------
Stockholders' equity:
 Convertible preferred stock, $.01 par value
   5,000,000 shares authorized
   400,000 shares issued and outstanding                 4,000           4,000
 Common stock, $.001 par value
  25,000,000 shares authorized and 17,012,005 issued
  15,728,870 shares outstanding at March 31, 2000       17,012               -
  15,903,870 shares outstanding at June 30, 1999             -          17,012
 Additional paid-in capital                          8,346,552       8,346,552
 Less treasury stock at cost, 1,283,135 and
  1,108,135 shares respectively at
  March 31, 2000 and June 30, 1999                    (327,836)       (282,786)
 Retained earnings                                     497,049         285,144
                                                   -----------     -----------
   Total stockholders' equity                        8,536,777       8,369,922
                                                   -----------     -----------
   Total liabilities and stockholders' equity      $58,647,109     $37,093,784
                                                   ===========     ===========





                            See accompanying notes.
                                      (3)
                       STRATEGIC CAPITAL RESOURCES, INC.
                                 AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             Three Months and Nine Months Ended March 31, 2000 and
               Three Months and Nine Months Ended March 31, 1999
                                (Unaudited)

                                  Three Months Ended        Nine Months Ended
                                       March 31,               March 31,
                                   2000        1999         2000        1999
                                 ---------   ----------  ----------   ----------
Revenues:
  Model home lease revenue      $1,385,045  $1,161,324  $ 3,538,251  $3,549,218
  Model home sales               4,475,352   6,179,786   17,171,419  16,529,374
  Multi-family residential         344,553           -    1,011,718           -
  Other income                     162,869      27,114      290,494      86,735
                                 ---------   ----------  ----------  ----------
  Total Revenues                 6,367,819   7,368,224   22,011,882  20,165,327
                                 ---------   ----------  ----------  ----------

Costs and expenses:
  Interest expense                 891,155     676,335    2,213,910   2,146,632
  Cost of model homes sold       4,330,288   5,828,064   16,828,016  15,692,988
  Multi-family residential         300,159           -      888,026           -
  Depreciation & Amortization      204,539     144,695      469,949     427,133
  Corporate                        429,620     400,024    1,082,075   1,116,996
  Loss reserve                     100,000           -      100,000           -
                                 ---------   ----------  ----------  ----------
  Total Operating Expenses       6,255,761   7,049,118   21,581,976  19,383,749
                                 ---------   ----------  ----------  ----------
Income before income taxes         112,058     319,106      429,906     781,578

Deferred income tax expense         33,000      95,000      128,000     234,000
                                 ---------   ----------  ----------  ----------
Net income                          79,058     224,106      301,906     547,578

Preferred stock distribution        30,000      30,000       90,000      60,000
                                 ---------   ----------  ----------  ----------
Income applicable to
  common shareholders            $  49,058   $ 194,106   $  211,906  $  487,578
                                 ==========  ==========  =========== ==========

Net income per share
  Basic                          $    0.00   $    0.01   $     0.01  $     0.03
  Diluted                        $    0.00   $    0.01   $     0.01  $     0.03


Weighted average number of shares
  Basic                         15,735,024  15,933,967   15,824,670  16,197,314
  Diluted                       18,002,791  18,291,633   19,490,930  18,157,126









                            See accompanying notes.
                                      (4)
                       STRATEGIC CAPITAL RESOURCES, INC.
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              Nine Months Ended March 31, 2000 and March 31, 1999
                                  (Unaudited)
                                                   Nine Months    Nine Months
                                                     Ended           Ended
                                                    3/31/2000      3/31/1999
                                                   -----------    ----------
Net income                                          $ 301,906    $  547,578
                                                   -----------    ----------
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Amortization expense                                 446,514       343,574
 Depreciation expense                                  23,435        83,559
 Gain on sale of model homes                         (343,403)     (836,386)
 Changes in assets and liabilities:
   (Increase) decrease in miscellaneous assets       (108,203)      216,585
   Decrease in net assets realizable of divestiture   100,000             -
   Increase in accounts payable & accrued expenses    228,290       125,292
   Increase in unearned rental revenue                196,229        44,878
                                                   -----------    ----------
    Total adjustments                                 542,862       (22,498)
                                                   -----------    ----------
    Net cash provided by operating activities         844,768       525,080
                                                   -----------    ----------
Cash flows from investing activities
 Purchase of model homes                           (5,105,645)   (3,018,824)
 Proceeds from sale of model homes                  2,881,947     3,660,983
 Capital expenditures                                  (3,933)      (14,594)
 Office buildings acquisition deposit                (650,000)            -
                                                   -----------    ----------
   Net cash provided by (used in)
        investing activities                       (2,877,631)      627,565
                                                   -----------    ----------
Cash flows from financing activities:
 Proceeds from mortgages payable                    4,519,463       765,982
 Principal payments on mortgages payable             (461,172)   (1,162,952)
 Deferred financing costs                            (631,356)     (381,494)
 Proceeds from stockholder loans                            -       738,000
 Repayment of stockholder loans                      (168,407)     (418,000)
 Purchase of treasury stock                           (45,050)     (262,432)
 Preferred distributions                             (100,000)      (40,000)
                                                   -----------   -----------
  Net cash provided by (used in)
       financing activities                         3,113,478      (760,896)
                                                   -----------   -----------
Net increase in cash                                1,080,615       391,749
Cash at beginning of period                           690,719       365,227
                                                   -----------   -----------
Cash at end of period                              $1,771,334    $  756,976
                                                   ===========   ===========
Supplemental disclosure of cash flow information:
                               Interest paid -     $2,678,873    $2,065,501






                            See accompanying notes.
                                      (5)
                       STRATEGIC CAPITAL RESOURCES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                  (unaudited)

Note 1.  Unaudited Interim Financial Statements

These statements do not contain all information required by generally accepted accounting principles that are included in a full set of financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of Strategic Capital Resources, Inc. and subsidiaries collectively called ("the Company") at March 31, 2000 and the results of its operations and its cash flows for the period then ended and the period ended March 31, 1999. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes contained in the Company's Form 10-K for the year ended June 30, 1999. Results of operations for this period are not necessarily indicative of results to be expected for the full year.

Note 2. Earnings Per Share

Basic and diluted earnings per share are calculated as follows:

                                  Three Months Ended        Nine Months Ended
                                       March 31,                March 31,
                                   2000        1999         2000        1999
                                 ---------   ----------  ----------   ----------
Earnings
  Net income                     $  79,058   $ 224,106   $  301,906   $ 547,578
  Dividends on preferred shares     30,000      30,000       90,000      60,000
                                 ---------   ----------  ----------   ----------
Income(loss) applicable to
  common shareholders            $  49,058   $ 194,106   $  211,906   $ 487,578
                                 ==========  ==========  ===========  ==========
Basic:
Income(loss) applicable to
  common shareholders            $  49,058   $ 194,106   $  211,906   $ 487,578
Weighted average shares
outstanding during the period   15,735,024  15,933,967   15,824,670  16,197,314

  Basic                          $    0.00   $    0.01   $     0.01   $    0.03

Diluted:
Income(loss) applicable to
  common shareholders            $  49,058   $ 194,106   $  211,906   $ 487,578

Weighted average shares
outstanding during the period   15,735,024  15,933,967   15,824,670  16,197,314
Effect of dilutive securities:
  Stock Options                    706,203     549,793    1,239,358     547,379
  Warrants                       1,561,564   1,284,528    2,426,902   1,228,270
                                 ---------   ----------  ----------   ----------
Diluted weighted common
 shares outstanding             18,002,791  17,768,288   19,490,930  17,972,963

  Diluted                        $    0.00   $    0.01   $     0.01    $   0.03



                                      (6)
Note 3. Note Receivable

During December 1999, we entered into a contract to purchase and lease back four
(4) office buildings in Nevada for an aggregate purchase price of $16,650,000.

We advanced the seller $1,000,000 of the purchase price in the form of a loan, bearing interest at the rate of 12% per annum. The loan is secured by a Deed of Trust recorded on three (3) of the four (4) office buildings, and is guaranteed by a third party.

During March 2000, we agreed to terminate the purchase and lease back contracts at the request of our client due to their desire to sell the properties to non-affiliated third parties. Our client has entered into contracts for the sale of the office buildings and anticipates closing prior to June 30, 2000.

Repayment of principal and interest due under the loan is to be paid out of the proceeds of sale of the office buildings to third parties as well as reimburse us up to $250,000 in expenses incurred by us relating to the transaction.

On March 21, 2000, the client repaid $350,000 principal amount of the loan together with interest on the loan through March 31, 2000.

Note 4. Net Assets Realizable on Divestiture

We filed a lawsuit in June 1999 against Monarch Investment Properties, Inc., formerly known as Iron Holdings Corp., Iron Eagle Contracting and Mechanical, Inc., Tahoe Realty Corp., Anthony Gurino, Dennis Sommesso, and "John and Jane Doe 1-15, in the Supreme Court of the State of New York, County of Queens. The Action asserts seven separate causes of action arising out of a default in payment of a $1,100,000 promissory note evidencing moneys due to the Company from Monarch/Iron Holdings as a result of its purchase of certain corporate stock of Iron Eagle from the Company.

The Court granted our motion for summary judgment during March 2000 against Monarch/Iron Holdings in the sum of $1,100,000 plus interest from January 1, 1999, a judgment of possession of all collateral pledged by Monarch/Iron Holdings and judgment that we are the rightful owner and entitled to immediate possession of the collateral and impressing a trust on said collateral and declaring defendants to be trustees of said collateral and directing said trustees to deliver such collateral to us.

We have set up a reserve of $100,000 against the $1,100,000 judgment awarded and we are awaiting the formal entry of judgment in order for us to enforce our rights.

Note 5. Commitments & Contingencies

We make preliminary commitments to acquire revenue producing assets and to enter into various types of purchase and leaseback transactions as well as financing arrangements. We disclose these commitments as part of our routine reporting. Such preliminary commitments are subject to routine changes in size, dollar amounts, and closing time, prior to finalization. Such changes arise from a variety of factors, including changes in client needs, economic conditions, and completion of financing agreements.





                                      (7)
Legal Proceedings
Reference is made to our annual report on Form 10-K for fiscal year ended June 30, 1999. See Note 4 for updated information on the Monarch/Iron Holdings litigation.

We are not presently involved in any other material litigation nor, to our knowledge, is any material litigation threatened against us or our properties, other than routine litigation arising in the ordinary course of business.

Model home sales contracts
Sales contracts are pending on eight (8) model homes. The aggregate sales price for the eight homes is $1,861,000, which we originally purchased for $1,652,000.

Financing Activities

At March 31, 2000, we had approximately $15 million of unused, committed credit facilities available under existing revolving loan agreements which may be utilized to acquire model homes in accordance with the terms of those agreements.

As a part of our ongoing business, we are in constant discussion with financial institutions for credit facilities, as well as private or public placements of our debt or equity securities. A public offering or private placement of senior notes with warrants, convertible preferred stock or similar type of security is currently being evaluated. However as of the date of this report, we do not have a written commitment from any investment banking firm or any other entity who has agreed to underwrite either a public or private offering of our securities. As a result, there can be no assurances that we will be successful in obtaining additional capital. Failure to obtain such capital will have a negative impact on our future growth.

It is our policy not to incur costs from activation of credit facilities unless and until needed.



























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

A summary of operating results for the three months ended March 31, 2000, and March 31, 1999 are presented below.
                                                 Three Months Ended
                                           March 31,           March 31,
                                         -----------------------------------
                                            2000        %       1999      %
                                         ----------   ----   ---------- ----
Revenues:
  Model home lease revenue               $1,385,045    22%   $1,161,324  16%
  Model home sales                        4,475,352    71%    6,179,786  84%
  Multi-family residential income           344,553     5%            -   -
  Other income                              162,869     2%       27,114   -%
                                         ----------   ----   ---------- ----
   Total revenues                         6,367,819   100%    7,368,224 100%
                                         ----------   ----   ---------- ----
Costs and expenses:
  Interest expense                          891,155    14%      676,335   9%
  Cost of model home sales                4,330,288    68%    5,828,064  79%
  Multi-family residential expenses         300,159     5%            -   -
  Depreciation & amortization               204,539     3%      144,695   2%
  Corporate                                 429,620     7%      400,024   6%
  Loss reserve                              100,000     1%            -   -
                                         ----------   ----   ---------- ----
  Total costs and expenses                6,255,761    98%    7,049,118  96%
                                         ----------   ----   ---------- ----
Income before income taxes                  112,058     2%      319,106   4%

Deferred income tax expense                  33,000     1%       95,000   1%
                                         ----------   ----   ---------- ----
Net income                                 $ 79,058     1%   $  224,106   3%
                                         ==========   ====   ========== ====



                                      (9)
Results of Operations:

Three Months Ended March 31, 2000 compared to March 31, 1999.
For the period from January 1, 2000 through March 31, 2000, we had revenues of $6,367,819 of which lease revenues on model homes totaled $1,385,045, revenues from the sale of model homes were $4,475,352, and multi-family residential income totaled $344,553.

Lease revenues increased approximately $224,000 (a 19% increase) during the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. Average model homes on lease during the period were approximately $46.2 million compared to $38.7 million for the three month period ended March 31, 1999, resulting in the increased revenue.

Model homes sales decreased $1.7 million (a 27% decrease) during the period compared to the three months ended March 31, 1999. Gains on the sale of model homes decreased $206,000 (a 59% decrease) during the three months ended March 31, 2000 compared to the prior year fiscal period.

Net income for the period was $79,058 compared to net income of $224,106 (a 65% decrease) for the prior year fiscal period. The decrease was primarily attributable to the $206,000 decrease in gains on the sale of model homes compared to the prior year fiscal period.

Corporate costs increased $29,000 (a 7% increase) from $400,000 for the quarter ended March 31, 1999 to $429,000 for the quarter ended March 31, 2000. Corporate costs as a percentage of total revenues was consistent with the prior year fiscal period and it is anticipated that our costs of operations will continue to be equal to or less than the current percentage of total revenues in the foreseeable future.

A summary of our operating results for the nine months ended March 31,
2000, and March 31, 1999 are presented below.
                                                 Nine Months Ended
                                           March 31,           March 31,
                                         -----------------------------------
                                            2000        %       1999      %
                                         ----------   ----   ---------- ----
Revenues:
  Model home lease revenue              $ 3,538,251    16%  $ 3,549,218  18%
  Model home sales                       17,171,419    78%   16,529,374  82%
  Multi-family residential income         1,011,718     5%            -   -
  Other income                              290,494     1%       86,735   -
                                         ----------   ----   ---------- ----
   Total revenues                        22,011,882   100%   20,165,327 100%
                                         ----------   ----   ---------- ----
Costs and expenses:
  Interest expense                        2,213,910    10%    2,146,632  11%
  Cost of model home sales               16,828,016    77%   15,692,988  78%
  Multi-family residential expenses         888,026     4%            -   -
  Depreciation & amortization               469,949     2%      427,133   2%
  Corporate                               1,082,075     5%    1,116,996   5%
  Loss reserve                              100,000     -             -   -
                                         ----------   ----   ---------- ----
  Total costs and expenses               21,581,976    98%   19,383,749  96%
                                         ----------   ----   ---------- ----
Income before income taxes                  429,906     2%      781,578   4%
Deferred income tax expense                 128,000     1%      234,000   1%
                                         ----------   ----   ---------- ----
Net income                                 $301,906     1%   $  547,578   3%
                                         ==========   ====   ========== ====
                                      (10)
Results of Operations:

Nine Months Ended March 31, 2000 compared to March 31, 1999.

For the period from July 1, 1999 through March 31, 2000, we had revenues of $22,011,882 of which lease revenues on model homes totaled $3,538,251, revenues from the sale of model homes were $17,171,419, and multi-family residential income totaled $1,011,718.

Lease revenues decreased approximately $10,000 during the nine months ended March 31, 2000 as compared to the nine months ended March 31, 1999. Average model homes on lease during the period were approximately the same for the nine month periods ended March 31, 1999 and March 31, 2000.

Model home sales increased $642,000 (a 4% increase) during the period compared to the nine months ended March 31, 1999. Gains on the sale of model homes decreased $493,000 (a 59% decrease) for the nine months ended March 31, 2000 compared to the prior year fiscal period.

Net income for the nine month period was $302,000 compared to net income of $548,000 (a 45% decrease) for the prior year fiscal period. The decrease was primarily attributable to decreased gains on the sale of model homes compared to the prior year fiscal period.

Corporate costs decreased $35,000 from $1,117,000 for the nine months ended March 31, 1999 to $1,082,000 for the quarter ended March 31, 2000 (a 3% decrease). Corporate costs as a percentage of total revenues was consistent with the prior year fiscal period.

Model Home Sale Leaseback Program

Since inception, we have purchased a total of 425 model homes at an aggregate purchase price in excess of $95,000,000. The following is a summary of model home purchases and average cost per home by year since inception:

  Fiscal             Units           Total          Average Cost
Year Ended          Purchased        Cost          Per Model Home
----------          ---------      -----------     --------------
  6/30/96              61          $11,836,729     $  194,045
  6/30/97              75           14,512,772        193,504
  6/30/98             110           26,170,860        237,917
  6/30/99              61           16,813,539        275,632
  6/30/2000 (*)       118           25,725,869        218,016
                    ---------      -----------
  Total               425          $95,059,769     $  223,670
                    ---------      -----------

(*) Nine month period ended March 31, 2000.













                                      (11)
The following is a breakdown of model home costs and units by state:

                  # Model Homes     Model Home     # Model Homes     Model Home
                     Owned at         Cost            Owned at         Cost
State                3/31/2000       3/31/2000        3/31/99         3/31/99
------------------------------------------------------------------------------

Arizona                16         $  1,790,445              -     $          -
California             62           16,267,394              -                -
Colorado                1              274,536              8        1,765,605
Florida                 5            1,122,689             25        5,644,376
Minnesota               -                    -              2          564,570
Nevada                 13            1,667,790              -                -
New Jersey             40           10,698,641             75       19,980,015
New York                4            1,518,291              8        3,047,435
North Carolina          8            1,875,873              3          694,372
Pennsylvania           15            3,709,042             26        5,990,542
Texas                  21            4,359,206              2          342,430
Utah                    5              837,726              -                -
Virginia                -                    -              1          224,911
                   -------        -------------        -------    ------------
Total                 190         $ 44,121,633            150     $ 38,254,256
                   =======        =============        =======    ============

The following is a breakdown of lease rental revenues by state:

                   Three Months    Three Months    Nine Months    Nine Months
                      Ended           Ended           Ended          Ended
State               3/31/2000       3/31/1999       3/31/2000      3/31/1999
------------------------------------------------------------------------------
Arizona             $   62,285     $        -      $  126,732     $        -
California             488,022              -         816,539              -
Colorado                15,029         56,280          78,735        226,989
Florida                 51,321        207,851         212,354        758,737
Minnesota                    -         16,937          19,744         17,119
Nevada                  50,034              -         133,880              -
New Jersey             325,742        607,684       1,261,825      1,734,766
New York                61,214         76,787         202,952        215,926
North Carolina          55,433         20,832         100,244         62,494
Pennsylvania           114,801        159,860         382,187        467,415
Texas                  136,034          8,347         156,580         34,803
Utah                    25,130              -          46,479              -
Virginia                     -          6,746               -         30,969
                    ----------     ----------      ----------     ----------
Total               $1,385,045     $1,161,324      $3,538,251     $3,549,218
                    ==========     ==========      ==========     ==========

Commercial Real Estate Sale Leaseback Program

Multi-family Residential Property

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
                                             ===========

                                      (12)
$1,500,000 of the purchase price is to be utilized to improve, modernize and enhance the value of the property. As of the date of this report date, $1,224,454 in improvements have been completed.

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

Our cash uses during the nine months ended March 31, 2000 were for revenue producing asset acquisitions, operating expenses, and our repurchase of common stock described below.

Borrowings from financial institutions are pursuant to various secured revolving and term loan agreements. The following is a summary of new loans, borrowings under existing credit facilities, and asset acquisitions during the nine months ended March 31, 2000:

                New                                                 Acquisition
   Date      Facilities    Use of Proceeds                             Cost
 --------   ------------   ------------------------------------     -----------
                           Purchase of 288 unit multi-family
 07/99      $10,227,999    residential property in Florida.         $10,227,999

 09/99          710,000    Purchase of 5 model homes in Utah.           837,726
 09/99          422,964    Purchase of 4 model homes in Nevada.         469,690
 09/99        1,858,191    Purchase of 19 model homes in Arizona.     2,124,640
 09/99          894,000    Purchase of 9 model homes in Nevada.       1,197,830
 10/99        6,603,500    Purchase of 23 model homes in California.  6,603,500
 12/99        4,150,000    Purchase of 20 model homes in Texas.       4,150,276
            ------------                                            -----------
   Total    $24,866,654                                             $25,611,661
            ------------                                            -----------


          Existing Credit                                           Acquisition
   Date      Facilities    Use of Proceeds                             Cost
 --------   ------------   ------------------------------------     -----------
 10/29/99   $ 1,676,744    Purchase of 8 model homes in N. Carolina. $1,875,873
 11/02/99     8,214,166    Purchase of 39 model homes in California.  9,663,894
            ------------                                            -----------
   Total    $ 9,890,910                                             $11,539,767
            ------------                                            -----------
Grand Total $34,757,564                                             $37,151,428
            ============                                            ===========






                                      (13)
In November 1999, we announced that our Board of Directors had authorized the purchase of an additional 1,000,000 shares to its existing Share Repurchase Program. As of May 8, 2000, we have repurchased 215,000 additional shares.
We anticipate the continued purchase of our shares from time-to-time in open market and privately negotiated transactions subject to market conditions and our capital requirements for the acquisition of revenue producing assets.

Secured loans from financial institutions and capital contributions have been adequate to permit us to carry on operations to date. However, it may be necessary to finance the expansion of operations over the coming fiscal year with additional funds raised through the issuance of debt or equity securities. Should the need arise, we will attempt to complete a securities offering of debt or equity. The net proceeds of an offering, together with existing cash and credit facilities, as well as new facilities obtained on an "as needed" basis, should enable us to finance our growing level of operations. (See Financing Activities for additional information.)

However as of the date of this report, we do not have a written commitment from any investment banking firm or any other entity who has agreed to underwrite either a public or private offering of our securities. As a result, there can be no assurances that we will be successful in obtaining additional capital. Failure to obtain such capital will have a negative impact on our future growth.

Cash Flow - Nine Months Ended March 31, 2000.

Net cash provided by operating activities comprised net income of $301,906, plus net adjustments for non-cash items of $126,546, and a net change in other operating assets and liabilities of $416,316.

Net cash used in investing activities comprised purchases of model homes of $5,105,645 plus $650,000 in office buildings acquisition deposit and $3,933 in capital expenditures, offset by $2,881,947 in proceeds from model home sales.

Net cash provided by financing activities comprised proceeds of mortgages payable of $4,519,463, offset by principal payments on mortgages payable of $461,172, deferred financing costs of $631,356, purchase of treasury stock of $45,050, repayment of stockholder loans of $168,407, and preferred distributions of $100,000.

Trends in Operations

Our operations continue to grow. Such growth has resulted from the ongoing acquisition of model homes under lease and from the implementation of our commercial real estate sale leaseback program. These programs have generated significant interest from national home builders and real estate developers. Our successful implementation of these programs has led to increased credit facilities. (See Liquidity and Capital Resources)

For the nine months ended March 31, 2000, purchases of model homes totaled approximately $25,700,000, increasing total model homes on lease at March 31, 2000 to approximately $44,100,000.


Year 2000 Issues

SCRI's State of Readiness
SCRI has completed a review of its software and hardware and determined, through a combination of internal testing and vendor representations that their products have been tested and are compliant.

                                      (14)
The Costs to Address SCRI's Year 2000 Issues
Based on current estimates and plans, SCRI believes the costs of addressing Year 2000 issues will not be material.

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

  None



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

      (Duly Authorized Officer)
Date:   May 9, 2000
                                      (16)