Form 10-K
period 2000-06-30
STRATEGIC CAPITAL RESOURCES INC
filed 2000-09-25
CIK 1009416

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

              [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended June 30, 2000

            [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period _____ to _______

                        Commission file number: 0-28168
                       STRATEGIC CAPITAL RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

        Delaware                                           11-3289981
-------------------------------                        ------------------
(State or other jurisdiction of                         (I.R.S Employer
incorporation or organization)                         Identification No.)


        2500 Military Trail North, Suite 260, Boca Raton, Florida 33431
                    (Address of principal executive office)

                                 (561) 995-0043
                        (Registrant's telephone number)


Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:
     Common Stock, $.001 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's outstanding Common Stock held by non-affiliates of the registrant on September 8, 2000 was approximately $909,000. There were 15,616,725 shares of Common Stock outstanding as of September 8, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Information Statement relating to the 2000 Annual Meeting of Shareholders to be held on December 1, 2000, are incorporated by reference in Part III hereof.

         PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential." Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, real estate values, and competition; changes in accounting principals, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors that may affect our operations, pricing, products and services.

                                     PART I

As used in this Form 10-K, "we", "us" and "our" refer to Strategic Capital Resources, Inc. and its consolidated subsidiaries, depending on the context.

ITEM 1. BUSINESS

General

Strategic Capital Resources, Inc. (the "Company" or "SCRI"), is a Delaware corporation organized in 1995. The Company's principal operations consist of the following business lines:

  1) The purchase and leaseback of fully furnished model homes.

  2) The acquisition, development and sale of residential real estate.

  3) The purchase and leaseback of multi-family residential / commercial real estate.

Model Home Sale Leaseback Program

We purchase and leaseback on a "triple net" basis, fully furnished model homes complete with options and upgrades to major publicly traded homebuilders and real estate developers.

Since 1995, we have purchased a total of 425 model homes at an aggregate purchase price in excess of $95,000,000. The following is a summary of model home purchases by fiscal year end since inception:

  Fiscal             Total            Total
Year Ended        Model Homes      Acquisition
 June 30,          Purchased          Cost
----------        -----------      -----------
   2000               118          $25,725,869
   1999                61           16,813,539
   1998               110           26,170,860
   1997                75           14,512,772
   1996                61           11,836,729
                    ---------      -----------
  Total               425          $95,059,769
                    ---------      -----------

The following is a summary by state of model home unit purchases, resales, and inventory at June 30, 2000.

                         Number of       Number of
                        Model Homes     Model Homes     June 30, 2000
State                    Purchased         Sold           Inventory
-----------------       -----------     -----------     -------------
Arizona                      19               3               16
California                   62               0               62
Colorado                     22              22                0
Georgia                       5               5                0
Florida                     107             102                5
Minnesota                     2               2                0
Nevada                       13               0               13
New Jersey                  107              73               34
New York                      9               5                4
North Carolina               12               4                8
Pennsylvania                 31              16               15
Texas                        25               6               19
Utah                          5               2                3
Virginia                      6               6                0
                        -----------     -----------     -------------
Total                       425             246              179
                        ===========     ===========     =============

The following chart outlines the total cost of model home purchases and sales by state since inception and the current model home inventory at June 30, 2000.

                          Cost of         Cost of
                        Model Homes     Model Homes     June 30, 2000
State                    Purchased         Sold           Inventory
-----------------      ------------    ------------     -------------
Arizona                $ 2,124,640      $  334,195      $  1,790,445
California              16,267,394               -        16,267,394
Colorado                 4,715,463       4,715,463                 -
Georgia                  1,576,755       1,576,755                 -
Florida                 20,086,710      18,964,021         1,122,689
Minnesota                  564,570         564,570                 -
Nevada                   1,667,790               -         1,667,790
New Jersey              27,411,230      17,940,559         9,470,671
New York                 3,301,435       1,783,144         1,518,291
North Carolina           2,758,255         882,382         1,875,873
Pennsylvania             7,191,197       3,482,155         3,709,042
Texas                    5,060,757         953,527         4,107,230
Utah                       837,726         341,629           496,097
Virginia                 1,495,847       1,495,847                 -
                       ------------    ------------     -------------
Total                  $95,059,769     $53,034,247      $ 42,025,522
                       ============    ============     =============

The following is a breakdown of lease revenues by state for fiscal years ended June 30, 2000, 1999, and 1998:

                  Lease revenue      Lease revenue      Lease revenue
                    Year Ended         Year Ended         Year Ended
State                6/30/2000          6/30/1999          6/30/1998
-----------       ---------------    ---------------    ---------------

Arizona            $  180,445         $          -       $        -
California          1,304,561                    -                -
Colorado           $   81,126         $    274,911       $  469,752
Florida               246,035              912,838        1,523,285
Minnesota              19,744               34,056                -
Nevada                183,914                1,198                -
New Jersey          1,572,944            2,336,894          845,794
New York              247,714              306,227           40,402
North Carolina        156,520               79,659          101,581
Pennsylvania          491,788              641,562          340,269
Texas                 287,196               45,076          104,327
Utah                   70,359                    -                -
Virginia                    -               31,119          119,383
                   ----------         ------------       ----------
  Total            $4,842,346         $  4,663,540       $3,544,793
                   ===========        ============       ==========


Subsequent Events

During July 2000, we acquired 38 model homes at a cost of approximately $7.8 million. The model homes are located in New Jersey, Minnesota, and Iowa.
On the same date, we closed on a new $7.4 million term loan which we utilized to acquire the model homes.

From July 1, 2000 through the date of this report, we sold 21 model homes at an aggregate price of approximately $6.0 million which we originally purchased for approximately $5.6 million. As of the report date, we have sales contracts pending on three model homes for an aggregate sale price of approximately $563,000 which we originally purchased for approximately $543,000.

Acquisition, Development, and Sale of Residential Real Estate

We purchase parcels of residential real estate selected by the homebuilders from non-affiliated third parties. The parcels are acquired at the lower of appraised value or contract price. The land may require development or consist of finished lots. If development work is required, the homebuilder enters into a fixed price development agreement to develop the land for us, and is required to provide completion bonds for all work by a surety company acceptable to us. Reimbursement for development work performed is determined on a transaction by transactions basis. A lease and exclusive option to purchase agreement are entered into with the homebuilder simultaneously with the land acquisition. The terms and conditions of each transaction are project specific (lease rate, term, option deposit, takedown schedule, etc.). We obtain various forms of insurance coverage to insure the performance of the homebuilder as well as the value of the real estate acquired.

As of June 30, 2000, we had completed one land acquisition and development contract. The transaction which closed in September 1996, involved the purchase of 70 acres in western Boca Raton, Florida at a purchase price of $8,591,956, to be subdivided into 370 lots for the development of single family estate homes, zero lot single family homes, townhouses, and villas. During June 1997, we were advised by the homebuilder that it was electing to fully exercise its option to purchase the tract of land and terminate the development agreement. The homebuilder exercised the option on July 3, 1997, and purchased the property for the sum of $8,591,956.

Subsequent Events

On August 31, 2000, we acquired two parcels of land consisting of 66 finished lots at a cost of approximately $20,500,000 and simultaneously leased the property to a major publicly traded homebuilder. We also granted the homebuilder an exclusive option to purchase the finished lots at prices ranging from approximately $218,000 to $477,000 per finished lot.

During July 2000, we entered into a new $45 million revolving credit facility which expires in July 2002, and have the right to extend the facility for one additional year. On August 31, 2000, we drew down approximately $19.5 million to fund the acquisition of the land parcels.

Multi-family Residential Property / Commercial Sale Leaseback Program

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
                                             ===========

Simultaneous with the purchase, we entered into an operation, maintenance, and management agreement which provides for payment of a minimum income stream per month. The agreement also requires the management company to purchase the property at the end of five years. The performance under the agreement is insured jointly and severally by two insurance companies rated "AAA" and "BB" respectively by Standard & Poors.

Approximately $1,500,000 of the new loan is to be utilized to improve, modernize and enhance the value of the property. As of June 30, 2000, approximately $1,350,000 of the improvements had been completed.

Competition and Market Factors

We are subject to all the general risks associated with investment in real estate such as adverse changes in general or local economic conditions, changes in the supply of or demand for similar or competing properties in an area, changes in interest rates and operating expenses, changes in market rental rates, inability to lease properties upon the termination or expiration of existing leases, the renewal of existing leases and inability to collect payments from operators.

We face competition from banks, insurance companies, finance companies, leasing companies and real estate investment trusts in the acquisition, financing and leasing of properties, which could adversely affect our growth.

There can be no assurance that we will be able to raise sufficient capital through borrowings, or the issuance of debt and equity securities, to achieve our investment objectives.

Our Company is dependent on the efforts of its directors, officers and key personnel and has employment contracts with only two such persons. There can be no assurance that we will be able to recruit additional personnel with equivalent experience in the event of their resignation.

Employees

At September 8, 2000, the Company employed 7 persons, which included sales and marketing, executive, and administrative personnel. None of the Company's employees are covered by a collective bargaining agreement and management considers the relationship with its employees to be excellent.

Item 2. Properties

The Company's corporate office is located at 2500 Military Trail North, Suite 260, Boca Raton, Florida 33431, where the Company leases 2,798 square feet of office space for a term expiring January 2002. We believe that our current office space is adequate for our needs for the foreseeable future. For additional information on properties, see Note 12 to the Company's Consolidated Financial Statements on page F-18.

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

We have set up a reserve of $100,000 against the $1,100,000 asset. We are in the process of enforcing our rights.

The Company is not presently involved in any other material litigation nor, to its knowledge, is any material litigation threatened against the Company or its properties, other than routine litigation arising in the ordinary course of business.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders in the fourth quarter of its fiscal year ended June 30, 2000.


                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is traded on the OTC Bulletin Board under the symbol "JJFN". The following table sets forth, for the periods indicated, the high and low closing sales price for the Common Stock, as reported by the OTC Bulletin Board. As of September 8, 2000 there were approximately 745 shareholders of record. The closing sale price of our Common Stock as reported on the OTC Bulletin Board, on September 8, 2000, was $0.18.


                                  Year Ended June 30,
                            ----------------------------------
                                 2000                1999
                            -------------      ---------------
                             High    Low        High      Low
                            -----   -----      -----     -----

First Quarter                0.30    0.25       0.21      0.19
Second Quarter               0.25    0.24       0.31      0.25
Third Quarter                0.35    0.30       0.31      0.27
Fourth Quarter               0.21    0.20       0.51      0.45

We have not paid any cash dividends on our Common Stock and do not anticipate paying any in the foreseeable future. We intend to continue our present policy of retaining cash flow for investment in our operations.

On November 2, 1995, we issued 400,000 shares of our 6% participating convertible preferred stock. Each share is convertible into one share of our common stock at $2.50 per share commencing in December 1996. Dividends are declared on the basis of a 50% participation in the rental revenue stream up to $60,000 per year. The preferred stock is redeemable at our option at par.

During July 1998, David Miller, Chairman of the Company acquired all the issued and outstanding shares of convertible preferred stock. We had not paid any distributions on the preferred stock since July 1996, as a result of a dispute as to which of two unaffiliated parties were entitled to the dividend. At September 30, 1998, we owed $130,000 in unpaid distributions. In October 1998, we began paying distributions to David Miller at the rate of $10,000 per month, which will bring us current on preferred distributions in November 2000.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below for the years ended June 30, 2000, 1999, 1998, 1997, and inception November 2, 1995 through June 30, 1996 have been derived from the Company's audited consolidated financial statements. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto included elsewhere in this Report.

                            SELECTED FINANCIAL DATA
                     (In thousands, except per share data)

                                                Years Ended June 30,
                                    -------------------------------------------
                                      2000     1999     1998     1997     1996
                                    -------- -------- -------- -------- --------
Income Statement Data:

Revenues                            $26,073  $26,287  $21,303  $ 7,525  $   965

Expenses                             25,777   25,201   21,758    7,875    1,127
                                    -------- -------- -------- -------- --------
Income (loss) from continuing
 operations before income tax
 benefit (expense)                      296    1,086     (455)    (350)    (162)

Provision for income tax
 benefit (expense)                      (90)    (326)     298       77        -

Income (loss) from continuing
 operations                             206      760     (157)    (273)    (162)

Discontinued operations, net of taxes
  Loss from discontinued operations       -        -        -      (54)     (23)
  Gain on disposal of
  discontinued operations                 -        -        -      284        -
                                    -------- -------- -------- -------- --------
Net income (loss)                       206      760     (157)     (43)    (185)

Preferred stock distributions           120       90        -        5       40
                                    -------- -------- -------- -------- --------
Income (loss) applicable to
common shareholders                 $    86  $   670     (157)     (48)    (225)
                                    ======== ======== ======== ======== ========

Per Share Data:
Basic:
Net income (loss)                      0.01     0.04    (0.01)    0.00    (0.02)
Weighted average number
  of common shares outstanding       15,790   16,185   16,911   16,551   10,801

Assuming Dilution:
Net income (loss)                      0.00     0.04    (0.01)    0.00    (0.02)
Weighted average number
  of common shares outstanding       18,859   18,916   16,911   16,551   10,801


                                                      June 30,
                                    -------------------------------------------
                                      2000     1999     1998     1997     1996
                                    -------- -------- -------- -------- --------
Balance Sheet Data:

Total assets                         56,129   37,094   40,186   32,430   14,727

Mortgages and notes payable          46,541   27,958   31,539   23,658    6,477

Other liabilities                     1,192      766      685      683      192

Stockholders' equity                  8,396    8,370    7,962    8,089    8,058



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

A summary of the operating results of Strategic Capital Resources, Inc. and subsidiaries for the fiscal years ended June 30, 2000, June 30, 1999, and June 30, 1998 are presented below:

                                                Years Ended June 30,
                                   --------------------------------------------
                                       2000           1999             1998
                                   --------------------------------------------
                                              (Dollars in thousands)
Revenues:
  Lease revenue                    $ 4,842  19%    $ 4,664  17%    $ 3,545  17%
  Model home sales                  19,551  75%     21,496  82%      9,028  42%
  Multi-family residential           1,356   5%          -   -%          -   -%
  Acquisition / development sales        -   -%          -   -%      8,601  40%
  Interest & other income              324   1%        127   1%        129   1%
                                 ----------------------------------------------
   Total revenues                   26,073 100%     26,287 100%     21,303 100%

Costs and expenses:
  Interest expense                   3,948  15%      2,806  11%      2,135  10%
  Cost of model homes sold          19,144  74%     20,368  77%      8,701  41%
  Multi-family operating               355   1%          -   -%          -   -%
  Cost of land development               -   -%          -   -%      8,592  40%
  Depreciation & amortization          676   3%        593   2%      1,182   6%
  Corporate                          1,654   6%      1,434   6%      1,148   5%
                                 ----------------------------------------------
  Total costs and expenses          25,777  99%     25,201  96%     21,758 102%
                                 ----------------------------------------------
Income (loss) before income
 tax benefit (expense)                 296   1%      1,086   4%       (455) (2%)

Income tax benefit (expense)           (90)  -%       (326) (1%)       298   1%
                                 ----------------------------------------------
Net income (loss)                   $  206   1%     $  760   3%     $ (157) (1%)
                                 ==============================================

Results of Operations

Year Ended June 30, 2000 Compared to Year Ended June 30, 1999.

The Company's lease revenue during fiscal 2000 increased $179,000 (or 4%) compared to the prior year period. Average model homes on lease during fiscal 2000 increased to $40.4 million compared to $38.9 million during fiscal 1999 resulting in the increased lease revenue.

Revenues from the sale of model homes decreased $1.9 million (or 9%) compared to the prior year period. Our average holding period for model homes from acquisition to resale has been approximately 18 months. The holding period for each model home varies depending on the stage of completion of the communities at the time of acquisition, and the expected completion of each community from start to finish, which typically ranges from 2 to 7 years. Revenues from the sale of model homes fluctuate subject to the mix in our model home portfolio and other economic conditions.

Interest expense related to lease revenues increased approximately $310,000 (or 11%) during fiscal 2000 compared to the prior year period, primarily due to the increase in loans utilized to purchase additional model homes. Cost of interest expense as a percentage of lease revenues is consistent with fiscal 1999.

Cost of model homes sold decreased $1.2 million (or 6%) compared to the prior year period, primarily due to the related decrease in model home sales revenue. Cost of model home sales as a percentage of model home sale revenues is consistent with fiscal 1999.

The Company's corporate costs increased $220,000 (or 15%) during fiscal year 2000 as compared to fiscal year 1999. This increase was primarily attributable to a $147,000 increase in salaries and employee benefits and a $142,000 increase in professional fees during fiscal 2000 compared to the prior year period. Corporate costs as a percentage of revenues is consistent with fiscal year 1999.

Net income before taxes for the period was $296,000 compared to $1,086,000 for fiscal 1999, a decrease of $790,000 or (73%). The decrease was primarily attributable to a decrease of $720,000 on the gain on the resale of model homes from $1,128,000 in fiscal 1999 to $408,000 in fiscal 2000.


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

Revenues from land sales and fees totaled approximately $8.6 million during fiscal 1998. The Company had no land sales during fiscal 1999.

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

Income from continuing operations before income tax benefit for the period was $1,085,950 compared to a loss of $455,311 for fiscal 1998, an increase of approximately $1,541,000 (or 338%). Depreciation and amortization decreased $589,000 (or 99%) during fiscal year 1999 compared to fiscal 1998, contributing to the increase in net income.


Trends in Operations

Our operations have been and continue to accelerate at a rapid pace. For the fiscal year ended June 30, 2000, total purchases of revenue producing assets were in excess of $35 million, compared to $16 million for the year ended June
30, 1999.   Monthly revenue from leases outstanding at June 30, 2000, 1999, and 1998 were $420,000, $347,000, and $386,000, respectively.

Liquidity and Capital Resources

General - Our business is capital-intensive requiring constant infusions of cash as the number, size, and complexity of transactions in which the Company is involved increases. To date, we have been financed by secured loans from financial institutions, the sale of equity, loans provided by shareholders, and cash flows from operations.

At June 30, 2000, 1999, and 1998, stockholder loans outstanding were $1,141,920, $1,315,907, and $1,025,907 respectively.

At June 30, 2000, we had approximately $16.1 million of unused, committed credit facilities available under existing revolving loan agreements which may be utilized to acquire model homes in accordance with the terms of those agreements. Such credit facilities expire January through August 2001. Interest is payable monthly at rates ranging from 30 day LIBOR plus 2.50% to prime plus 1.00%.

During July 2000, we entered into a new $45 million revolving credit facility which expires in July 2002, and have the right to extend the facility for one additional year. Interest is payable monthly at the 30 day LIBOR rate plus 2.00%.

During July 2000, we entered into a new $7.4 million term loan which expires in July 2003. Interest is payable monthly at 9.00% fixed.

Our cash uses during the twelve months ended June 30, 2000 were for revenue producing asset acquisitions, operating expenses, and our repurchase of common stock described below.

Borrowings from financial institutions are pursuant to various secured revolving and term loan agreements. The following is a summary of new loans, borrowings under existing credit facilities, and asset acquisitions during the twelve months ended June 30, 2000:

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
            ============                                            ===========

During November 1999, we announced that our Board of Directors had authorized the purchase of an additional 1,000,000 shares to its existing Share Repurchase Program. As of June 30, 2000, we have repurchased 242,145 additional shares in the open market at prices ranging from $0.20 to $0.28. We anticipate the continued purchase of our shares from time-to-time in open market and privately negotiated transactions subject to market conditions and our capital requirements for the acquisition of revenue producing assets.

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


Cash Flows

Net cash provided by operating activities totaled $704,196, comprised of net income of $206,471, plus net adjustments for non-cash items of $268,624, plus a net change in other operating assets and liabilities of $229,101.

Net cash used in investing activities totaled $2,573,072, comprised of model home purchases of $5,105,645, plus loan advances of $1,000,000, and capital expenditures of $3,933, offset by $3,186,506 from the sale of model homes and proceeds of notes receivable of $350,000.

Net cash provided by financing activities totaled $2,629,705, comprised of proceeds of mortgages and notes payable of $4,519,462, offset by payments on mortgages payable of $958,886, deferred costs of $566,494, preferred distributions of $130,000, purchase of treasury stock of $60,390, and repayment of stockholder loans of $173,987.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY SCHEDULES

                       STRATEGIC CAPITAL RESOURCES, INC.
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                         Page

Independent Auditors' Report                                              F-2

Consolidated balance sheets as of June 30, 2000 and 1999                  F-3

Consolidated statements of operations for the years ended
    June 30, 2000, 1999, and 1998                                         F-4

Consolidated statements of stockholders' equity for the years ended
    June 30, 2000, 1999 and 1998                                          F-5

Consolidated statements of cash flows for the years ended
    June 30, 2000, 1999, and 1998                                         F-6

Notes to consolidated financial statements                        F-7 to F-21

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Strategic Capital Resources, Inc.
  and subsidiaries
Boca Raton, Florida


We have audited the accompanying consolidated balance sheets of Strategic Capital Resources, Inc. and subsidiaries as of June 30, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Strategic Capital Resources, Inc. and subsidiaries as of June 30, 2000 and 1999 and the results of its consolidated operations and its consolidated cash flows for the years ended June 30, 2000, 1999 and 1998, in conformity with generally accepted accounting principles.





HORTON & COMPANY, L.L.C.



Wayne, New Jersey
September 7, 2000





               STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                               June 30,
                                                     --------------------------
                                                          2000          1999
                                                     --------------------------
Revenue producing assets:
  Model homes on lease, at cost, net of accumulated
   depreciation of $16,645 in 2000,
   and $ 88,963 in 1999                               $42,008,875   $34,612,978
  Multi-family residential properties                  10,227,999             -
                                                      -----------   -----------
                                                       52,236,874    34,612,978
                                                      -----------   -----------
Other assets:
  Cash                                                  1,451,548       690,719
  Net assets realizable on divestiture                  1,000,000     1,100,000
  Note receivable                                         650,000             -
  Deferred charges                                        445,810       568,431
  Other                                                   345,207       121,656
                                                      -----------   -----------
        Total other assets                              3,892,565     2,480,806
                                                      -----------   -----------
        Total assets                                  $56,129,439   $37,093,784
                                                      ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               June 30,
                                                     --------------------------
                                                          2000          1999
                                                     --------------------------

Liabilities:
   Mortgages and notes payable                       $ 45,399,792  $ 26,642,294
   Accounts payable and accrued expenses                  834,869       587,415
   Unearned rental revenue                                356,855       168,246
   Stockholder loans                                    1,141,920     1,315,907
   Preferred distribution payable                               -        10,000
                                                      -----------   -----------
        Total liabilities                              47,733,436    28,723,862
                                                      -----------   -----------

Stockholders' equity:
 Convertible preferred stock, $.01 par value
   5,000,000 shares authorized,
   400,000 shares issued and outstanding
     in 2000 and 1999                                       4,000         4,000
 Common stock, $.001 par value
   25,000,000 shares authorized and 17,012,005 issued
   15,661,725 outstanding in 2000                          17,012             -
   15,903,870 outstanding in 1999                               -        17,012
 Additional paid-in capital                             8,346,552     8,346,552
 Treasury stock, 1,350,280 shares in 2000,
  and 1,108,135 shares in 1999                           (343,176)     (282,786)
 Retained earnings                                        371,615       285,144
                                                      -----------   -----------
        Total stockholders' equity                      8,396,003     8,369,922
                                                      -----------   -----------
        Total liabilities and stockholders' equity    $56,129,439   $37,093,784
                                                      ===========   ===========

                 See notes to consolidated financial statements

STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Year Ended June 30,
                                      -----------------------------------------
                                         2000          1999           1998
                                      ------------  -----------   -------------
Revenues:
 Lease revenue                        $ 4,842,346   $ 4,663,540    $ 3,544,793
 Sale of model homes                   19,551,367    21,495,935      9,027,514
 Multi-family residential               1,356,271             -              -
 Real estate acquisition and
   development sales and fees                   -             -      8,600,727
 Interest and other income                323,620       127,445        129,488
                                      ------------  -----------   -------------
                                       26,073,604    26,286,920      21,302,522
                                      ------------  -----------   -------------
Costs and expenses:
 Interest and financing costs           3,948,480     2,806,058       2,134,870
 Cost of model homes sold              19,143,589    20,368,171       8,701,169
 Multi-family residential                 354,722             -               -
 Cost of real estate acquisition
   and development sale                         -             -       8,591,956
 Corporate                              1,653,940     1,433,805       1,147,978
                                      ------------  -----------   -------------
 Total Operating Expenses              25,100,731    24,608,034      20,575,973
                                      ------------  -----------   -------------
Income before depreciation
  and amortization                        972,873     1,678,886         726,549

Depreciation & Amortization               676,402       592,936       1,181,860
                                      ------------  -----------   -------------
Income (loss) before income tax
  (expense) benefit                       296,471     1,085,950        (455,311)

Income tax (expense) benefit              (90,000)     (326,000)        298,000
                                      ------------  -----------   -------------
Net income (loss)                         206,471       759,950        (157,311)

Preferred stock distributions             120,000        90,000               -
                                      ------------  -----------   -------------
Income (loss) applicable to
  common shareholders                 $    86,471   $  669,950)   $   (157,311)
                                      ============  ===========   =============
Earnings (loss) per share data:

  Basic earnings (loss) per share     $      0.01   $     0.04    $      (0.01)

  Diluted earnings (loss) per share   $      0.01   $     0.04    $      (0.01)


                 See notes to consolidated financial statements

STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                For the years ended June 30, 2000, 1999 and 1998


                                      Preferred stock          Common Stock
                                    ------------------   ---------------------
                                     Shares    Amount      Shares      Amount
                                    --------  --------   ----------  ----------
Balance, July 1, 1997                400,000    $4,000   16,811,990  $   16,812

Common stock issued in payment
 of indebtedness                        -         -         200,015         200

Treasury stock purchased                -         -            -           -

Net loss                                -         -            -           -
                                   ---------  --------   ----------  ----------
Balance,  June 30, 1998              400,000     4,000   17,012,005      17,012

Treasury stock purchased                -         -            -           -

Preferred distributions                 -         -            -           -

Net income                              -         -            -           -
                                   ---------  --------   ----------  ----------
Balance,  June 30, 1999              400,000     4,000   17,012,005      17,012

Treasury stock purchased                -         -            -           -

Preferred distributions                 -         -            -           -

Net income                              -         -            -           -
                                   ---------  --------   ----------  ----------
Balance,  June 30, 2000              400,000   $ 4,000   17,012,005   $  17,012
                                   =========  ========   ==========  ==========


                                                                     Retained
                                   Additional   Treasury Stock       Earnings
                                    Paid-In    ----------------    (Accumulated
                                    Capital    Shares    Amount      Deficit)
                                 ----------   --------   ----------  -----------
Balance,  July 1, 1997           $8,296,049       -        $ -        $(227,495)


Common stock issued in payment
 of indebtedness                     50,503       -          -             -

Treasury stock purchased               -       (77,920)     (20,354)       -

Net loss                               -          -            -       (157,311)

                                 ----------   --------   ----------  -----------
Balance,  June 30, 1998           8,346,552    (77,920)     (20,354)   (384,806)

Treasury stock purchased               -    (1,030,215)    (262,432)       -

Preferred distributions                -          -            -        (90,000)

Net income                             -          -            -        759,950
                                 ----------   --------   ----------  -----------
Balance,  June 30, 1999           8,346,552 (1,108,135)    (282,786)    285,144

Treasury stock purchased               -      (242,145)     (60,390)       -

Preferred distributions                -          -            -       (120,000)

Net income                             -          -            -        206,471
                                 ----------   --------   ----------  -----------
Balance,  June 30, 2000          $8,346,552 (1,350,280)   $(343,176)   $371,615
                                 ==========   ========   ==========  ===========





                 See notes to consolidated financial statements

STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                 For the Year Ended June 30,
                                                -------------------------------
                                                   2000       1999     1998
                                                ---------- ---------- ---------


Net income (loss)                               $ 206,471  $ 759,950  $(157,311)
 Adjustments to reconcile net income (loss)    ---------- ---------- ----------
  to net cash provided by operating activities:
   Amortization expense                           647,300    494,604    455,911
   Depreciation expense                            29,109     98,332    725,949
   Gain on sale of model homes                   (407,778)(1,127,764)  (326,345)
   Operating expenses satisfied through issuance
       of common stock                                  -          -     50,703
 Changes in assets and liabilities:
 (Increase) decrease in net assets
  realizable on divestiture                       100,000          -          -
 (Increase) decrease in deferred income tax asset  13,000    326,000   (298,000)
 (Increase) decrease in other assets             (241,746)    26,527     54,896
 Increase (decrease) in accounts payable and
  accrued expenses                                169,236     47,972     14,550
 Increase (decrease) in unearned rental revenue   188,611    (35,121)   (11,976)
                                                ---------- ---------- ----------
         Total adjustments                        497,725   (169,450)   665,688
                                                ---------- ---------- ----------
         Net cash provided by
           operating activities                   704,196    590,500    508,377
                                                ---------- ---------- ----------
Cash flows from investing activities:
    Purchase of model homes and real estate    (5,105,645)(4,216,654)(7,840,827)
    Proceeds from sale of model homes           3,186,506  4,897,860  8,929,429
    Proceeds from sale of land                          -          -  1,716,956
    Loan advanced                              (1,000,000)         -          -
    Proceeds from note receivable                 350,000          -          -
    Capital expenditures                           (3,933)   (14,594)      (607)
    Proceeds from note receivable of
      divested segment                                  -          -    212,500
                                                ---------- ---------- ----------
     Net cash provided by (used in)
       investing activities                    (2,573,072)   666,612  3,017,451
                                                ---------- ---------- ----------
Cash flows from financing activities:
    Proceeds from mortgages & notes payable     4,519,462    972,109  3,981,691
    Principal payments on mortgages payable      (958,886)(1,390,406)(7,614,045)
    Deferred finance charges                     (566,494)  (460,891)  (330,829)
    Deferred offering costs                             -          -     (8,330)
    Proceeds from (repayment of)
      stockholder loans                          (173,987)   290,000          -
    Preferred distributions                      (130,000)   (80,000)         -
    Purchase of treasury stock                    (60,390)  (262,432)   (20,354)
                                                ---------- ---------- ----------
     Net cash provided by (used in)
       financing activities                     2,629,705   (931,620)(3,991,867)
                                                ---------- ---------- ----------
Net increase (decrease) in cash                   760,829    325,492   (466,039)

Cash at beginning of year                         690,719    365,227    831,266
                                                ---------- ---------- ----------
Cash at end of year                            $1,451,548  $ 690,719  $ 365,227
                                                ========== ========== ==========


                 See notes to consolidated financial statements
                                      F-6


                       STRATEGIC CAPITAL RESOURCES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                For the years ended June 30, 2000, 1999 and 1998


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

        Principles of consolidation

The accompanying consolidated financial statements include the accounts of Strategic Capital Resources, Inc. and of its inactive, wholly-owned subsidiary, JJFN Holdings, Inc. ("Holdings") for the years ended June 30, 2000, 1999, and 1998, and of its wholly-owned subsidiaries, Model Funding I, L.L.C. ("MFI") from its date of inception, July 7, 1997, and LLC Oak Hills Associates Limited Partnership ("Oak Hills") from its date of inception, March 30, 1999. Intercompany transactions and balances have been eliminated in consolidation.

        History and business activity

The Company is engaged in three lines of business, all with major homebuilders and real estate developers:

1)      The purchase and leaseback of fully-furnished model homes.

2)      The acquisition, development and sale of residential real estate.

3) The purchase and leaseback of multi-family residential/commercial real estate.

From its inception through June 30, 2000, the Company has purchased a total of 425 model homes and sold 246, resulting in a portfolio of 179 model homes owned at June 30, 2000. All such purchases have been from twelve nationally-known, homebuilders and real estate developers. Concurrent therewith, the Company entered into arrangements to lease the units back to the builders under operating lease agreements (Note 3). The Company also acquired and sold a tract of land which was being developed for it by the homebuilder.

1.      Summary of significant accounting policies (continued)

                Special-purpose subsidiary

During 1997, the Company formed Model Funding I, L.L.C. ("MFI"), a wholly-owned, special-purpose subsidiary. MFI was formed for the exclusive purpose of acquiring model homes and leasing them back to a single major real estate developer and homebuilder until such time as they are sold to third parties. In connection with the acquisition of model homes, MFI entered into loan agreements which impose restrictions applicable only to MFI. These restrictions are not applicable to the Company. The restrictive covenants impose limits on the following: (a) employees, (b) operating costs, (c) asset acquisitions, (d) a single lessee, (e) minimum dollar value of lease payments,
(f) incurring additional debt without prior approval, and (g) transaction duration.

Due to the limited nature and short life of MFI's business, and the restrictive covenants of the loan documents, MFI is not depreciating the model homes acquired.

                Fair value of financial instruments

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosure about Fair Value of Financial Instruments", which requires the disclosure of the fair market value of off- and on-balance sheet financial instruments. The carrying value of all financial instruments, including long-term and short-term debt, cash and temporary cash investments, approximates their fair value at year-end.

                Concentration of credit risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash, note receivable, and net assets realizable on divestiture (Note 5).

At June 30, 2000 and 1999, the Company had cash balances with two banks which were, in the aggregate, $920,560 and $322,259, respectively, in excess of the $100,000 limit insured by the Federal Deposit Insurance Corporation. Based on credit analysis of the financial institutions with which it does business, the Company believes it is not exposed to any significant credit risk on cash. Cash balances include $111,444 and $50,000 in restricted cash accounts at June 30, 2000 and 1999, respectively.

As of June 30, 2000, the Company has purchased, and is leasing, model homes located in Florida, California, Arizona, North Carolina, Texas, New Jersey, New York, Pennsylvania, Nevada, and Utah. All such homes have been leased to twelve different major homebuilders and real estate developers (Note 3).

1.      Summary of significant accounting policies (continued)

                Depreciation

Revenue-producing assets (consisting of model homes on lease and multi-family residential properties) and office furniture and equipment are carried at cost. Office furniture and equipment (included in other assets) is depreciated on the straight-line method over a five-year period.

Through the year ended June 30, 1997, the Company depreciated all model homes on lease on the straight-line method over a 30-year period. During the years ended June 30, 2000, 1999 and 1998, the Company changed its policy regarding depreciation of model homes on lease. The Company no longer depreciates model homes on lease in instances where the properties are under lease agreements which are covered by additional surety bonds as described in Note 3. The reasons for the change were twofold. First, the establishment of additional surety bonds serve as credit enhancements as a result of insuring the lessee's performances under the lease and other related agreements. Such arrangements effectively eliminate the Company's risk of selling model homes at less than
their purchase price.   Second, it achieves a better matching of revenues and
expenses. Management believes that recording depreciation expense in one year and gain on sale of the property in a subsequent year results in a distortion of earnings. Therefore, no depreciation is recorded on any properties which are covered by the additional surety bonds mentioned above. Accumulated depreciation which was previously recognized was reversed during the year ended June 30, 1999 and was recorded as a reduction of cost of model homes sold. For the year ended June 30, 1999, such reversal of previously recognized accumulated depreciation totalled approximately $170,000. Model homes which are not covered by such additional surety bonds continue to be depreciated on the straight-line method over a 30-year period.

Depreciation expense was $29,102, $98,332, and $725,949 for the years ended June 30, 2000, 1999, and 1998, respectively.

1.      Summary of significant accounting policies (continued)

                Accounting standards changes

In October 1995, the Financial Accounting Standards Board issued "Accounting for Stock Based Compensation" ("SFAS 123") which is effective for fiscal years beginning after December 15, 1995. With respect to stock options granted to employees, SFAS 123 permits companies to continue using the accounting method promulgated by the Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," to measure compensation or to adopt the fair value-based method prescribed by SFAS 123. The Company has elected to continue to account for stock-based compensation in accordance with APB 25 and therefore, SFAS 123 has no effect on the financial statements of the Company for the years ended June 30, 2000, 1999 and 1998. Under APB 25, the Company does not recognize compensation expense for its stock option plans as options are granted at an exercise price equal to, or greater than, the market price, the Company would then recognize compensation expense in an amount equal to the excess of the market value of the underlying stock over the exercise price of the stock option. If the APB 25 method is continued and if the differences are material, pro forma disclosures are required as if SFAS 123 accounting provisions were followed. No pro forma disclosures have been presented since, in the opinion of management, the effect of the application of such provision is immaterial to the financial statements for the years ended June 30, 2000, 1999 and 1998.

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

                Earnings (loss) per common share

Basic earnings (loss) per common share is computed by dividing the net income or loss applicable to common stock shareholders by the weighed average number of shares of common stock outstanding during the period. Diluted earnings
(loss) per share is computed by dividing net income or loss by the weighted average number of common shares and dilutive common share equivalents then
outstanding using the treasury-stock method.   Conversion of dilutive
securities is not presented for the year ended June 30, 1998 because it is anti-dilutive.


                                                 Years ended June 30,
                                          -----------------------------------
                                             2000        1999         1998
                                          ----------  ----------   ----------
Earnings:
   Net income (loss)                      $  206,471  $  759,950   $ (157,311)
   Dividends on preferred shares            (120,000)    (90,000)        -
                                          ----------  ----------   ----------

Income (loss) applicable to common
   shareholders                           $   86,471  $  669,950   $ (157,311)
                                          ==========  ==========   ==========

1.      Summary of significant accounting policies (continued)

             Earnings (loss) per common share (continued)

                                                 Years ended June 30,
                                          -----------------------------------
                                             2000        1999         1998
                                          ----------  ----------   ----------
Basic:
Income (loss) applicable to common
   shareholders                           $   86,471  $  669,950   $ (157,311)
                                          ==========  ==========   ==========

Weighted average shares outstanding during
   the period                             15,790,441  16,185,044   16,911,168
                                          ==========  ==========   ==========

Basic earnings (loss) per share           $      .01  $      .04   $     (.01)
                                          ==========  ==========   ==========

Diluted:
Income (loss) applicable to common
   shareholders                           $   86,471  $  669,950   $ (157,311)
                                          ==========  ==========   ==========

Weighted average shares outstanding during
   the period                             15,790,441  16,185,044   16,911,168
Effect of dilutive securities:
   Stock options                           1,027,146     968,524         -
   Warrants                                2,041,923   1,762,673         -
                                          ----------  ----------   ----------

Diluted weighted average shares
  outstanding                             18,859,510  18,916,241   16,911,168
                                          ==========  ==========   ==========

Diluted earnings (loss) per share         $      .00  $      .04   $     (.01)
                                          ==========  ==========   ==========


In addition, the Company's 400,000 shares of preferred stock are convertible into 400,000 shares of common stock. Such conversion has not been assumed since the effect on earnings per share would be anti-dilutive.


2.      Deferred charges

Deferred charges consist of the following:
                                                            June 30,
                                                   ------------------------
                                                     2000            1999
                                                   --------        --------
                Deferred finance charges           $337,050        $434,557
                Deferred offering costs              62,160          62,160
                Deferred income tax asset            36,000          49,000
                Goodwill                             10,600          22,714
                                                   --------        --------
                                                   $445,810        $568,431
                                                   ========        ========

2.      Deferred charges (continued)

Deferred finance charges are carried at cost. Amortization is provided on the straight-line method over the lives of the loans to which the deferred finance charges relate. Amortization expense of deferred finance charges was $635,186 for the year ended June 30, 2000, $482,490 for the year ended June 30, 1999, $443,797 for the year ended June 30, 1998. Accumulated amortization of deferred finance charges totalled $1,015,137, $1,180,273, and $697,783 at June 30, 2000, 1999 and 1998, respectively.

Goodwill is carried at cost and is being amortized over a five-year period. Amortization expense of goodwill was $12,114 for each of the years ended June
30, 2000, 1999 and 1998.   Accumulated amortization of goodwill was $49,970,
$37,856, and $25,742 at June 30, 2000, 1999 and 1998, respectively.


3.      Leasing arrangements

The Company has entered into a series of operating leases with twelve different major homebuilders and real estate developers (the "Lessees") (Note
1) which provide for monthly lease payments which are negotiated on a per transaction basis and are designed to cover debt service as well as to provide positive cash flow. Under the terms of the lease agreements, all expenses arising during the term of the lease are paid by the Lessee including, but not limited to, utilities, homeowner association assessments, maintenance, insurance and real estate taxes.

The leases terminate only upon the sale of the model homes. In connection therewith, the Company has entered into net listing agreements with the real estate brokerage affiliates of some of the Lessees. Such agreements provide for commissions and incentives which are negotiated on a per transaction basis. The sales price may not be less than the original cash closing purchase price unless the Lessee elects to pay any deficiency at the closing.

All Lessees are required to provide a surety bond or equivalent financial instrument in order to assure the performance of their obligations. The financial instruments provided by Lessees have historically ranged from 5% to 110% of the Company's purchase price of the model homes, including related costs.

In many cases, the Company has obtained various forms of insurance which effectively serve as credit enhancements. The Lease Bond insures the timely payment by the lessee of the lease payments. In the event of default by the lessee, the surety has an obligation to continue to make the lease payments. The Company negotiates the premium for the surety bonds on a case-by-case basis. All such surety bonds have been obtained from major domestic based insurance companies rated "A" through "AAA" by major credit rating agencies. The intent of these arrangements is to reduce the cost of funds, and to increase the amounts borrowed, thereby increasing profitability.

3.      Leasing arrangements (continued)

                Major customer

Revenues derived from one lessee, represent 57%, 74% and 39% of total lease revenue for the years ended June 30, 2000, 1999 and 1998, respectively.


4.      Multi-family residential property operations

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
                                         ===========

Approximately $1,500,000 of the new loan is being utilized to improve, modernize and enhance the value of the property. As of June 30, 2000, approximately $1,350,000 of the improvements had been completed.

Simultaneously, the Company entered into an operation, maintenance, and management agreement which provides for an independent management company to manage the property and to pay the Company a minimum income stream per month sufficient to service debt and provide positive cash flow. The agreement also provides for the management company to purchase the property at the end of five years. The performance of the management company under the agreement is guaranteed jointly and severally by two major insurance companies rated "AAA" and "BB" by Standard & Poors.


5.      Net assets realizable on divestiture

During the year ended June 30, 1997, the Company disposed of its construction subsidiary, Iron Eagle Contracting and Mechanical, Inc. ("IECM"). Under the terms of the agreement, the Company sold the net assets of IECM for a note in the amount of $1,312,500. The note bears interest at the prime rate plus 1%. Interest is payable in monthly installments. The note is secured by all assets of IECM's parent company, Monarch Investment Properties, Inc. ("Monarch"), which was formerly known as Iron Holdings Corp., and by all of the issued and outstanding shares of IECM.

5.      Net assets realizable on divestiture (continued)

During June 1999, the Company filed a lawsuit against Monarch, and its subsidiaries, IECM and Tahoe Realty Corp., as well as two of its officers and other individuals, in the Supreme Court of the State of New York, County of Queens. The action asserts seven separate causes of action arising out of a default in payment of the remaining $1,100,000 balance due under the promissory note evidencing moneys due to the Company from Monarch as a result of its purchase of IECM from the Company. The Company has set up a reserve of $100,000 against the $1,100,000 asset.

The Court granted the Company's motion for summary judgment during March 2000 against Monarch in the sum of $1,100,000 plus interest from January 1, 1999, a judgment of possession of all collateral pledged by Monarch and judgment that the Company is the rightful owner and entitled to immediate possession of the collateral, impressing a trust on said collateral, declaring defendants to be trustees of said collateral and directing said trustees to deliver such collateral to the Company.

Based on information currently available to the Company, it anticipates that it will collect the outstanding balance, accrued interest, as well as collection costs. The Company has not accrued interest on the note since March 31, 1999.

6.      Note receivable

During December 1999, the Company entered into a contract to purchase and lease back on a triple-net full payout basis, four office buildings in Nevada for an aggregate purchase price of $16,650,000 supported by lease payment performance bonds.

The Company advanced the seller/lessee $1,000,000 of the purchase price in the form of a loan, bearing interest at the rate of 12% per annum. The loan is secured by Deeds of Trust recorded on three of the four office buildings, and is guaranteed by a non-affiliated third party.

During March 2000, the Company agreed to terminate the purchase and lease back agreements due to the seller/lessee's desire to sell the properties to
non-affiliated third parties.   The seller/lessee has entered into contracts
for the sale of the office buildings and anticipates closing prior to December 31, 2000.

Repayment of principal and interest due under the loan is to be paid out of the proceeds of sale of the office buildings to third parties. In addition, the seller has agreed to reimburse up to $250,000 in expenses incurred by the Company relating to the transaction.

Prior to June 30, 2000, $350,000 of the principal amount of the loan was repaid.

7.      Mortgages and notes payable

Mortgages and notes payable consist of the following:

                                                            June 30,
                                                   ---------------------------
                                                      2000            1999
                                                   -----------     -----------
Mortgages payable to various financial
institutions.  As of June 30, 2000 and 1999,
approximately $29.6 million and $15.4
million, respectively, of such mortgage
obligations require payment of interest
only, including approximately $16 million
payable under revolving loan agreements with
an aggregate credit limit of $23 million.
The remaining loan agreements are payable in
monthly installments totaling $62,624 at
June 30, 2000 and $156,093 at June 30, 1999,
including interest.  As of June 30, 2000 and
1999 approximately $5.9 million and $10.6
million, respectively, of such obligations
are payable under a $15 million revolving
loan agreement.  The loan agreements bear
interest ranging from 8.5% to 10.5% and
mature between January 2001 and December
2002.  The loans are secured by model homes
purchased and by the related surety bonds
and leases described in Note 3.                    $35,483,938     $26,642,294

Note payable to a financial institution in
monthly installments of $53,352, including
interest at 8.75%.  The loan agreement
matures in July 2004.  The loan is secured
by the surety bond and management agreement
described in Note 4.                                 5,120,752            -

Mortgage payable to a financial institution
in monthly installments of $69,828,
including interest at 7.96%.  The loan
agreement matures in March 2017.  The loan
is secured by the multi-family residential
property and the surety bond described in
Note 4.                                              4,795,102            -
                                                   -----------     -----------
                                                   $45,399,792     $26,642,294
                                                   ===========     ===========

7.  Mortgages and notes payable (continued)

    At June 30, 2000, maturities of mortgages and notes payable are as follows:

                Year ending June 30, 2001       $  8,177,137
                Year ending June 30, 2002         15,315,443
                Year ending June 30, 2003         13,118,183
                Year ending June 30, 2004            443,204
                Year ending June 30, 2005          4,399,127
                Thereafter                         3,946,698
                                                 -----------
                                                 $45,399,792
                                                 ===========

8.      Stockholder loans payable

Stockholder loans payable arose from advances various stockholders made to the
Company.   The notes are payable on demand and interest at 9% is payable monthly. Interest on stockholder notes payable totalled $112,220 for the year ended June 30, 2000, $108,663 for the year ended June 30, 1999, and $103,252 for the year ended June 30, 1998.

During the years ended June 30, 2000, 1999, and 1998, the Company issued a total of 1,146,000, 1,959,000, and 2,101,094 warrants, respectively, to stockholders who had made loans to the Company. The warrants are exercisable at the fair value of the stock on the date the warrant was issued. As of June 30, 2000, there are a total of 6,732,094 warrants outstanding. The exercise price ranges from $0.12 to $0.47 per share. To date, none of the warrants have been exercised.

9.      Stockholders' equity

                Convertible preferred stock

The Company has 400,000 shares of its 6% participating preferred stock outstanding. Each share is convertible into one share of the Company's common stock at $2.50 per share. The preferred stock is redeemable at the option of the Company.

As a result of a dispute as to which of two unaffiliated parties were entitled to receive the distributions, there were no preferred distributions during the
year ended June 30, 1998.   During the year ended June 30, 1999, the Company
resumed payment of preferred distributions in arrears. Preferred distribution payments $120,000 and $90,000 for the years ended June 30, 2000 and 1999, respectively. As of June 30, 2000, there are $25,000 of unpaid distributions still in arrears. The Company is paying such arrearage at the rate of $5,000 per month.

        Warrants

In conjunction with a loan agreement entered into by a former subsidiary, IECM (Note 5) in December 1995, the Company issued 1,200,000 warrants convertible into 1,200,000 shares of the Company's common stock at $.001 per share of which 500,000 are still outstanding.

9.      Stockholders' equity (continued)

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

The following is a summary of option transactions during the years ended June 30, 2000, 1999 and 1998:

                                                                 Weighted
                                                Number of         average
                                                 Shares        exercise price
                                            ---------------   ---------------

Outstanding at July 1, 1997                      1,050,000           $0.22

Granted - December 1997                            700,000           $0.14
Cancelled                                          (75,000)          $0.25
                                                 ----------
Outstanding at June 30, 1998                     1,675,000           $0.19

Granted - August 1998                              800,000           $0.20
Granted - December 1998                            975,000           $0.42
Cancelled                                          (75,000)          $0.25
                                                 ----------

Outstanding at June 30, 1999                     3,375,000           $0.26

Granted - November 1999                            775,000           $0.29
Cancelled                                         (450,000)          $0.28
                                                 ----------
Outstanding at June 30, 2000                     3,700,000           $0.26
                                                 ==========


10.     Income taxes

The Company has a $441,515 net operating loss available for carryforward to offset future years' taxable income. The net operating loss expires in 2013.

Deferred income taxes arise from temporary differences in reporting assets and liabilities for income tax and financial accounting purposes primarily resulting from net operating losses.

11.     Supplemental cash flow information

The Company's non-cash investing and financing activities were as follows:

During the years ended June 30, 2000, 1999, and 1998, the Company acquired revenue producing assets at a cost of $35,953,869, $16,813,539, and $26,170,860, respectively. Such purchases were financed as follows:

                                                 Year ended June 30,
                                          -----------------------------------
                                             2000        1999         1998
                                         ----------- ----------- ------------
Revenue producing assets                 $35,953,868 $16,813,539  $26,170,860
Bank borrowings                          (30,848,223)(12,596,885) (18,330,033)
                                         ----------- ----------- ------------
Expenditures for acquisition of
 model homes and real estate             $ 5,105,645 $ 4,216,654 $  7,840,827
                                         =========== =========== ============

On June 30, 1998, at the request of one law firm, the Company issued 200,000 shares of stock in payment of $50,703 of fees owed to that firm.

Interest paid totalled $3,848,251, $2,756,454, and $2,112,778 during the years ended June 30, 2000, 1999 and 1998, respectively.

12.     Commitments and contingencies

        Lease agreement

The Company leases its office space under an operating lease for a five-year term ending in January 2002. Rent expense for the years ended June 30, 2000, 1999 and 1998, was $75,015, $87,577, and $71,389, respectively. The following is a schedule of future minimum lease payments:

        Year ending June 30, 2001       $  70,761
        Year ending June 30, 2002          41,782
                                        ---------
                                        $ 112,543
                                        =========

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

12.     Commitments and contingencies (continued)

                Model home sale contracts

As of June 30, 2000, and through the report date, the Company had sales contracts pending on 35 model homes at an aggregate sales price of $9,785,106. The model homes were acquired at an aggregate cost of $9,413,033.

                Qualified retirement plans

During the year ended June 30, 1997, the Company adopted the provisions of a savings incentive match plan for employees ("SIMPLE") which covers substantially all employees of the Company. The SIMPLE is a qualified plan under the provisions of The Internal Revenue Code which permits employees to make elective contributions to a retirement plan on a pre-tax basis. Effective January 1, 2000, the Company instituted a 401(K) plan. The Company makes matching contributions which totalled $12,654, $11,514, and $6,159 for the years ended June 30, 2000, 1999 and 1998, respectively.

                Financing activities

At June 30, 2000, the Company had approximately $16.1 million of unused, committed credit facilities available under existing revolving loan agreements which may be utilized to acquire model homes in accordance with the terms of those agreements. Such credit facilities expire January through August 2001.

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


                Legal proceedings

Other than as disclosed in Note 5, the Company is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company or its properties, other than routine litigation arising in the ordinary course of business. Although the ultimate outcome of litigation both as a plaintiff or defendant cannot be predicted with any certainty, based on information presently known to management and counsel, management does not believe that there are any legal actions that, individually or in the aggregate, will have a material adverse effect on the Company's financial condition, cash flows or a results of operations.

13.     Subsequent events

                Financing activities

During July 2000, the Company entered into a new $45 million revolving credit facility. Such credit facility expires in July 2002 but the Company has the right to extend the facility for one additional year.

During July 2000, the Company entered into a new $7.4 million term loan. The term loan expires in July 2003.

                Acquisition of residential real estate

On August 31, 2000, as part of the ordinary course of business the Company acquired two parcels of land consisting of 66 finished lots at a cost of approximately $20,500,000 and simultaneously leased the property to a major publicly traded homebuilder. The Company also granted the homebuilder an exclusive option to purchase the finished lots at prices ranging from approximately $218,000 to $477,000 per finished lot.

                Model home acquisitions

During July 2000, the Company acquired 38 model homes at a cost of approximately $7.8 million. The model homes are located in New Jersey, Minnesota and Iowa.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

                                      NONE

                                    PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 will be contained in the Company's information statement to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.

ITEM 11.        EXECUTIVE COMPENSATION

The information required by this Item 11 will be contained in the Company's information statement to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 will be contained in the Company's information statement to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 will be contained in the Company's information statement to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.

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

/s/David Miller                             Dated: September 25, 2000
David Miller, Director

/s/Samuel G. Weiss                          Dated: September 25, 2000
Samuel G. Weiss, Director

/s/Joan E. Kushay                           Dated: September 25, 2000
Joan E. Kushay, Director

/s/John P. Kushay                           Dated: September 25, 2000
John P. Kushay, Director

/s/Ralph Wilson                             Dated: September 25, 2000
Ralph Wilson, Director

/s/Kenneth MacKenzie                        Dated: September 25, 2000
Kenneth MacKenzie, Director

/s/John H. Roach, Jr.                       Dated: September 25, 2000
John H. Roach, Jr., Director



EXHIBIT 21.1

                       List of Registrants' subsidiaries


Subsidiary Name                 State of Incorporation
-------------------             ----------------------
JJFN Holdings, Inc.                  Delaware
Model Funding I, LLC                 Delaware
Model Funding II, LLC                Delaware
LLC Oak Hills Limited Partnership    Florida