Form 10-Q
period 2000-09-30
STRATEGIC CAPITAL RESOURCES INC
filed 2000-11-13
CIK 1009416

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

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

                             Yes {X}        No  { }

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of common stock, par value $.001 per share, outstanding as of November 13, 2000 was 15,491,725.

















                       STRATEGIC CAPITAL RESOURCES, INC.
                                AND SUBSIDIARIES
                                     INDEX


Part I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements                                   Page Number

           Condensed Consolidated Balance Sheets as of                  3
           September 30, 2000 (unaudited) and June 30, 2000.

           Condensed Consolidated Statements of Operations              4
           for the three months ended September 30, 2000, and the three months ended September 30, 1999
           (unaudited)

           Condensed Consolidated Statements of Cash Flows              5
           for the three months ended September 30, 2000, and the three months ended September 30, 1999
           (unaudited)

           Notes to Condensed Consolidated Financial Statements       6-7
           (unaudited)

  Item 2.  Management's Discussion and Analysis of Financial         8-13
           Condition and Results of Operations.

Part II.   OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                            14

Signatures                                                             15



























                       STRATEGIC CAPITAL RESOURCES, INC.
                                AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   (Unaudited)
                                                  September 30,      June 30,
                                  ASSETS              2000            2000
                                                   -----------     -----------
Revenue producing assets:
 Model homes on lease, at cost, net of accumulated
   depreciation of $0 on September 30, 2000 and
   $16,645 on June 30, 2000                        $43,278,739     $42,008,875
 Residential real estate on lease                   20,546,010               -
 Multi-family residential properties                10,227,999      10,227,999
                                                   -----------     -----------
   Total revenue producing assets                   74,052,748      52,236,874
                                                   -----------     -----------
Other assets:
 Cash                                                1,143,723       1,451,548
 Net assets realizable on divestiture                1,000,000       1,000,000
 Note receivable                                       650,000         650,000
 Deferred charges                                      604,066         445,810
 Other                                                 387,574         345,207
                                                   -----------     -----------
   Total other assets                                3,785,363       3,892,565
                                                   -----------     -----------
   Total assets                                    $77,838,111     $56,129,439
                                                   ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Mortgages and notes payable                       $66,367,616     $45,399,792
 Stockholder loans                                   1,391,920       1,141,920
 Accounts payable & accrued expenses                 1,164,391         834,869
 Unearned rental revenue                               384,393         356,855
 Preferred distribution payable                         10,000               -
                                                   -----------     -----------
    Total liabilities                               69,318,320      47,733,436
                                                   -----------     -----------
Stockholders' equity:
 Convertible preferred stock, $.01 par value
   5,000,000 shares authorized
   400,000 shares issued and outstanding                 4,000           4,000
 Common stock, $.001 par value
  25,000,000 shares authorized and 17,012,005 issued
  15,566,725 shares outstanding at September 30, 2000   17,012               -
  15,661,725 shares outstanding at June 30, 2000             -          17,012
 Additional paid-in capital                          8,346,552       8,346,552
 Less treasury stock at cost, 1,445,280 and
  1,350,280 shares respectively at
  September 30, 2000 and June 30, 2000                (356,766)       (343,176)
 Retained earnings                                     508,993         371,615
                                                   -----------     -----------
   Total stockholders' equity                        8,519,791       8,396,003
                                                   -----------     -----------
   Total liabilities and stockholders' equity      $77,838,111     $56,129,439
                                                   ===========     ===========
                            See accompanying notes.
                                      (3)

                       STRATEGIC CAPITAL RESOURCES, INC.
                                 AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          Three Months Ended September 30, 2000 and September 30, 1999
                                  (Unaudited)

                                  Three Months Ended
                                     September 30,
                                   2000        1999
                                ----------  ----------
Revenues:
  Model home lease revenue      $1,369,864  $  937,701
  Sale of model homes            7,080,069   7,786,215
  Residential real estate
    lease revenue                  238,599           -
  Multi-family residential         344,553     322,612
  Other income                      28,583     109,068
                                ----------  ----------
  Total revenues                 9,061,668   9,155,596
                                ----------  ----------

Costs and expenses:
  Interest and financing costs   1,308,122     729,712
  Cost of model homes sold       6,903,874   7,713,126
  Multi-family residential          90,361      87,699
  Depreciation & amortization      178,898     122,274
  Corporate                        341,035     335,755
                                ----------  ----------
  Total operating expenses       8,822,290   8,988,566
                                ----------  ----------
Income before income taxes         239,378     167,030

Deferred income tax expense         72,000      49,000
                                ----------  ----------
Net income                         167,378     118,030

Preferred stock distribution        30,000      30,000
                                ----------  ----------
Income applicable to
  common shareholders            $ 137,378   $  88,030
                                ==========  ==========

Net income per share
  Basic                          $    0.01   $    0.01
  Diluted                        $    0.01   $    0.00


Weighted average number of shares
  Basic                         15,621,345  15,903,870
  Diluted                       16,791,853  18,978,851






                            See accompanying notes.
                                      (4)

                       STRATEGIC CAPITAL RESOURCES, INC.
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          Three Months Ended September 30, 2000 and September 30, 1999
                                  (Unaudited)
                                                     Three Months Ended
                                                        September 30,
                                                      2000        1999
                                                   -----------    ----------
Net income                                          $ 167,378    $  118,030
                                                   -----------    ----------
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Amortization expense                                 173,661       112,440
 Depreciation expense                                   5,237         9,835
 Gain on sale of model homes                         (176,195)      (73,089)
 Changes in assets and liabilities:
   Increase in miscellaneous assets                   (34,355)     (141,752)
   Increase in accounts payable & accrued expenses    294,615        73,621
   Increase in unearned rental revenue                 27,538        42,200
                                                   -----------    ----------
    Total adjustments                                 290,501        23,255
                                                   -----------    ----------
    Net cash provided by operating activities         457,879       141,285
                                                   -----------    ----------
Cash flows from investing activities
 Purchase of model homes                             (482,502)   (2,124,640)
 Proceeds from sale of model homes                  1,048,429     1,343,766
 Purchase of residential real estate assets        (1,059,742)            -
                                                   -----------    ----------
    Net cash use in investing activities             (493,815)     (780,874)
                                                   -----------    ----------
Cash flows from financing activities:
 Proceeds from mortgages payable                            -     1,116,858
 Principal payments on mortgages payable             (169,868)     (225,232)
 Deferred financing costs                            (318,431)     (106,216)
 Proceeds from stockholder loans                      250,000             -
 Purchase of treasury stock                           (13,590)            -
 Preferred distributions                              (20,000)      (30,000)
                                                   -----------   -----------
  Net cash provided by (used in)
       financing activities                          (271,889)      755,410
                                                   -----------   -----------
Net increase (decrease) in cash                      (307,825)      115,821
Cash at beginning of period                         1,451,548       690,719
                                                   -----------   -----------
Cash at end of period                              $1,143,723    $  806,540
                                                   ===========   ===========
Supplemental disclosure of cash flow information:
                               Interest paid -     $1,062,339    $  762,615






                            See accompanying notes.
                                      (5)


                       STRATEGIC CAPITAL RESOURCES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                  (unaudited)

Note 1.  Unaudited Interim Financial Statements

These statements do not contain all information required by generally accepted accounting principles that are included in a full set of financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of Strategic Capital Resources, Inc. and subsidiaries collectively called ("the Company") at September 30, 2000 and the results of its operations and its cash flows for the period then ended and the period ended September 30, 1999. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes contained in the Company's Form 10-K for the year ended June 30, 2000. Results of operations for this period are not necessarily indicative of results to be expected for the full year.

Note 2. Earnings Per Share

Basic and diluted earnings per share are calculated as follows:

                                  Three Months Ended
                                     September 30,
                                   2000        1999
                                 ---------   ---------
Earnings
  Net income                     $ 167,378   $ 118,030
  Dividends on preferred shares     30,000      30,000
                                 ---------   ---------
Income applicable to
  common shareholders            $ 137,378   $  88,030
                                 =========   =========
Basic:
Income applicable to
  common shareholders            $ 137,378   $  88,030
Weighted average shares
outstanding during the period   15,621,345  15,903,870

  Basic                          $    0.01   $    0.01

Diluted:
Income applicable to
  common shareholders            $ 137,378   $  88,030

Weighted average shares
outstanding during the period   15,621,345  15,903,870
Effect of dilutive securities:
  Stock Options                    235,333   1,089,384
  Warrants                         935,175   1,985,597
                                 ---------   ---------
Diluted weighted common
 shares outstanding             16,791,853  18,978,851

  Diluted                        $    0.01   $    0.00
                                      (6)

Note 3. Commitments & Contingencies

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

Legal Proceedings
Reference is made to our annual report on Form 10-K for fiscal year ended June 30, 2000.

We are not presently involved in any other material litigation nor, to our knowledge, is any material litigation threatened against us or our properties, other than routine litigation arising in the ordinary course of business.

Model home sales contracts
Sales contracts are pending on seven (7) model homes. The aggregate sales price for the eight homes is $1,322,740, which we originally purchased for $1,251,419.

Financing Activities

At September 30, 2000, we had approximately $36 million of unused, committed credit facilities available under existing revolving loan agreements which may be utilized to acquire revenue producing assets in accordance with the terms of those agreements.

As a part of our ongoing business, we are in constant discussion with financial institutions for new credit facilities, as well as private or public placements of our debt or equity securities. A public offering or private placement of senior notes with warrants, convertible preferred stock or similar type of security is currently being evaluated. However as of the date of this report, we do not have a written commitment from any investment banking firm or any other entity who has agreed to underwrite either a public or private offering of our securities. As a result, there can be no assurances that we will be successful in obtaining additional capital. Failure to obtain such capital may have a negative impact on our future growth.

It is our policy not to incur costs from activation of credit facilities unless and until needed.














                                      (7)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential." Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, real estate values, and competition; changes in accounting principals, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors that may affect our operations, pricing, products and services.

As used in this Form 10-Q, "we", "us" and "our" refer to Strategic Capital Resources, Inc. and its consolidated subsidiaries, depending on the context.


                                    OVERVIEW

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






















                                      (8)


A summary of operating results for the three months ended September 30, 2000, and September 30, 1999 are presented below.
                                                 Three Months Ended
                                         September 30,       September 30,
                                         -----------------------------------
                                            2000        %       1999      %
                                         ----------   ----   ---------- ----
Revenues:
  Model home lease revenue               $1,369,864    15%   $  937,701  10%
  Model home sales                        7,080,069    78%    7,786,215  85%
  Residential real estate lease revenue     238,599     3%            -   -
  Multi-family residential income           344,553     4%      322,612   4%
  Other income                               28,583     -       109,068   1%
                                         ----------   ----   ---------- ----
   Total revenues                         9,061,668   100%    9,155,596 100%
                                         ----------   ----   ---------- ----
Costs and expenses:
  Interest expense                        1,308,122    14%      729,712   8%
  Cost of model home sales                6,903,874    76%    7,713,126  84%
  Multi-family residential expenses          90,361     1%       87,699   1%
  Depreciation & amortization               178,898     2%      122,274   1%
  Corporate                                 341,035     4%      335,755   4%
                                         ----------   ----   ---------- ----
  Total costs and expenses                8,822,290    97%    8,988,566  98%
                                         ----------   ----   ---------- ----
Income before income taxes                  239,378     3%      167,030   2%

Deferred income tax expense                  72,000     1%       49,000   1%
                                         ----------   ----   ---------- ----
Net income                               $  167,378     2%   $  118,030   1%
                                         ==========   ====   ========== ====

Results of Operations:

Three Months Ended September 30, 2000 compared to September 30, 1999.
For the period from July 1, 2000 through September 30, 2000, we had revenues of $9,061,668 of which lease revenues on model homes totaled $1,369,864, revenues from the sale of model homes were $7,080,069, multi-family residential income totaled $344,553, and residential real estate lease revenue totaled $238,599.

Lease revenues increased approximately $432,000 (a 46% increase) during the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. Average model homes on lease during the period were approximately $45.7 million compared to $31.3 million for the three month period ended September 30, 1999, resulting in the increased revenue.

Revenues from the sale of model homes decreased $.7 million (or 9%) compared to the prior year period. Our average holding period for model homes from acquisition to resale has been approximately 18 months. The holding period for each model home varies depending on the stage of completion of the communities at the time of acquisition, and the expected completion of each community from start to finish, which typically ranges from 2 to 7 years. Revenues from the sale of model homes fluctuate subject to the mix in our model home portfolio and other economic conditions.


                                      (9)


Net income for the period was $167,378 compared to net income of $118,030 (a 42% increase) for the prior year period. The increase was primarily attributable to the increase in gains on the sale of model homes compared to the prior year fiscal period.

Corporate costs increased $5,280 (a 2% increase) from $335,755 for the quarter ended September 30, 1999 to $341,035 for the quarter ended September 30, 2000. Corporate costs as a percentage of total revenues was consistent with the prior year period.

Model Home Sale Leaseback Program

We purchase and leaseback on a "triple net" basis, fully furnished model homes complete with options and upgrades to major publicly traded homebuilders and real estate developers.

Since inception, we have purchased a total of 463 model homes at an aggregate purchase price in excess of $102,000,000. The following is a summary of model home purchases by year since inception:

  Fiscal             Units           Total
Year Ended          Purchased        Cost
----------          ---------      -----------
  6/30/96              61          $11,836,729
  6/30/97              75           14,512,772
  6/30/98             110           26,170,860
  6/30/99              61           16,813,539
  6/30/2000           118           25,725,869
  6/30/2001 (*)        38            7,834,480
                    ---------     ------------
  Total               463         $102,894,249
                    ---------     ------------

(*) Three month period ended September 30, 2000.

The following is a breakdown of model home costs and units by state:

                        September 30, 2000                September 30, 1999
                     -------------------------         -----------------------
State                Units           Amount            Units        Amount
----------------     -------------------------         -----------------------
Arizona                11         $  1,222,078             19     $  2,124,640
California             52           13,125,493              -                -
Colorado                -                    -              5        1,086,175
Florida                 3              836,403             12        2,592,506
Iowa                   15            2,622,695              -                -
Minnesota              18            4,070,715              1          258,377
Nevada                 13            1,667,790             13        1,667,790
New Jersey             36            9,752,795             54       14,851,650
New York                3              883,291              6        2,386,435
North Carolina          7            1,648,741              -                -
Pennsylvania           13            3,124,311             18        4,409,042
Texas                  18            3,828,330              2          342,430
Utah                    3              496,097              5          837,726
                   -------        -------------        -------    ------------
Total                 192         $ 43,278,739            135     $ 30,556,771
                   =======        =============        =======    ============

                                      (10)

The following is a breakdown of model home lease revenue by state:

                        Three Months Ended
                           September 30,
State                  2000           1999
---------------------------------------------
Arizona             $   44,822     $      708
California             441,064              -
Colorado                     -         32,585
Florida                 27,678         91,483
Iowa                    67,682              -
Minnesota              109,056         15,610
Nevada                  50,034         35,935
New Jersey             301,086        520,471
New York                33,701         76,655
North Carolina          55,671          5,478
Pennsylvania           107,448        148,503
Texas                  116,739         10,273
Utah                    14,883              -
                    ----------     ----------
Total               $1,369,864     $  937,701
                    ==========     ==========

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

Since inception, we have entered into two (2) Acquisition, Development and Sale agreements.

In September 1996, we purchased 70 acres in Florida at a purchase price of $8,591,956, to be subdivided into 370 lots for the development of single family estate homes, zero lot single family homes, townhouses, and villas. Simultaneous with the acquisition, we entered into a development agreement and option to purchase agreement with our homebuilder client. On July 3, 1997, the homebuilder exercised their option and purchased the property for the sum of $8,591,956.

On August 31, 2000, we acquired two parcels of land in California consisting of 66 finished lots at a cost of approximately $20,500,000 and simultaneously leased the property to a major publicly traded homebuilder. We also granted the homebuilder an exclusive option to purchase the finished lots at prices ranging from approximately $218,000 to $477,000 per finished lot. We obtained insurance coverage to insure the performance of the homebuilder as well as the value of the real estate acquired.

                                      (11)

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

Our cash uses during the three months ended September 30, 2000 were for revenue producing asset acquisitions, operating expenses, and our repurchase of common stock described below.

Borrowings from financial institutions are pursuant to various secured revolving and term loan agreements. The following is a summary of new loans and asset acquisitions during the three months ended September 30, 2000:


                New                                                 Acquisition
   Date      Facilities    Use of Proceeds                             Cost
 --------   ------------   ------------------------------------     -----------
 07/2000    $45,000,000    $19,513,000 of the facility was          $20,546,010
                           utilized to acquire two land parcels
                           in California.

 07/2000      7,352,000    Purchase of 38 model homes in Iowa,        7,834,480
                           Minnesota and New Jersey.
            ------------                                            -----------
   Total    $52,352,000                                             $28,380,490
            ------------                                            -----------



In November 1999, we announced that our Board of Directors had authorized the purchase of an additional 1,000,000 shares to its existing Share Repurchase Program. During the fiscal year ended June 30, 2000, we repurchased 242,145 additional shares. During the three months ended September 30, 2000, we have repurchased an additional 95,000 shares. We anticipate the continued purchase of our shares from time-to-time in open market and privately negotiated transactions subject to market conditions and our capital requirements for the acquisition of revenue producing assets.




                                      (12)


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

However, as of the date of this report, we do not have a written commitment from any investment banking firm or any other entity who has agreed to underwrite either a public or private offering of our securities. As a result, there can be no assurances that we will be successful in obtaining additional capital. Failure to obtain such capital will have a negative impact on our future growth.

Cash Flow - Three Months Ended September 30, 2000.

Net cash provided by operating activities comprised net income of $167,378, plus net adjustments for non-cash items of $2,703, and a net change in other operating assets and liabilities of $287,798.

Net cash used in investing activities comprised purchases of model homes of $482,502 plus $1,059,742 in residential real estate asset purchases, offset by $1,048,429 in proceeds from model home sales.

Net cash used in financing activities comprised principal payments on mortgages payable of $169,868, plus deferred financing costs of $318,431, purchase of treasury stock of $13,590, and preferred distributions of $20,000, offset by proceeds from stockholder loans of $250,000.


























                                      (13)


                          PART II - OTHER INFORMATION




Item 2. Changes In Securities And Use Of Proceeds

  None

Item 3. Defaults Upon Senior Securities

  None

Item 4. Submission of Matters to a Vote of Security Holders

  None

Item 5. Other Information

  None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits:
       (27) Financial Data Schedule

   (b) Reports on Form 8-K: A report on form 8-K was filed with the Securities and Exchange Commission on September 11, 2000 relating to the acquisition of two parcels of land for approximately $20,500,000 and the simultaneous leasing of the property to a major publicly traded homebuilder.



























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


                                           Strategic Capital Resources, Inc.



                                             By: /s/John P. Kushay
                                             John P. Kushay, Treasurer
                                             Chief Financial Officer and
                                             Chief Accounting Officer

      (Duly Authorized Officer)
Date:   November 13, 2000

                                      (15)