Form 10-Q
period 2000-12-31
STRATEGIC CAPITAL RESOURCES INC
filed 2001-02-08
CIK 1009416

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

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

                             Yes {X}        No  { }

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of common stock, par value $.001 per share, outstanding as of February 2, 2001 was 15,020,225.

















                       STRATEGIC CAPITAL RESOURCES, INC.
                                AND SUBSIDIARIES
                                     INDEX


Part I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements                                   Page Number

           Condensed Consolidated Balance Sheets as of                  3
           December 31, 2000 (unaudited) and June 30, 2000.

           Condensed Consolidated Statement of Operations               4
           for the three months and six months ended December 31, 2000, and the three months and six months ended December 31, 1999 (unaudited)

           Condensed Consolidated Statement of Cash Flows               5
           for the six months ended December 31, 2000, and the six months ended December 31, 1999
           (unaudited)

           Notes to Condensed Consolidated Financial Statements       6-8
           (unaudited)

  Item 2.  Management's Discussion and Analysis of Financial         9-14
           Condition and Results of Operations.

Part II.   OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                            15

Signatures                                                             16



























                       STRATEGIC CAPITAL RESOURCES, INC.
                                AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   (Unaudited)
                                                  December 31,      June 30,
                                  ASSETS              2000            2000
                                                   -----------     -----------
Revenue producing assets:
 Model homes on lease, at cost, net of accumulated
   depreciation of $0 on December 31, 2000 and
   $16,645 on June 30, 2000                        $40,347,540     $42,008,875
 Residential real estate on lease                   28,460,074               -
 Multi-family residential properties                10,227,999      10,227,999
                                                   -----------     -----------
   Total revenue producing assets                   79,035,613      52,236,874
                                                   -----------     -----------
Other assets:
 Cash                                                1,076,365       1,451,548
 Net assets realizable on divestiture                1,000,000       1,000,000
 Note receivable                                       650,000         650,000
 Deferred charges                                      892,355         445,810
 Other                                                 136,213         345,207
                                                   -----------     -----------
   Total other assets                                3,754,933       3,892,565
                                                   -----------     -----------
   Total assets                                    $82,790,546     $56,129,439
                                                   ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Mortgages and notes payable                       $71,684,129     $45,399,792
 Stockholder loans                                   1,238,600       1,141,920
 Accounts payable & accrued expenses                 1,034,911         834,869
 Unearned lease revenue                                312,511         356,855
                                                   -----------     -----------
    Total liabilities                               74,270,151      47,733,436
                                                   -----------     -----------
Stockholders' equity:
 Convertible preferred stock, $.01 par value
   5,000,000 shares authorized
   400,000 shares issued and outstanding                 4,000           4,000
 Common stock, $.001 par value
  25,000,000 shares authorized and 17,012,005 issued
  15,045,225 shares outstanding at December 31, 2000    17,012               -
  15,661,725 shares outstanding at June 30, 2000             -          17,012
 Additional paid-in capital                          8,346,552       8,346,552
 Less treasury stock at cost, 1,966,780 and
  1,350,280 shares respectively at
  December 31, 2000 and June 30, 2000                 (444,028)       (343,176)
 Retained earnings                                     596,859         371,615
                                                   -----------     -----------
   Total stockholders' equity                        8,520,395       8,396,003
                                                   -----------     -----------
   Total liabilities and stockholders' equity      $82,790,546     $56,129,439
                                                   ===========     ===========
                            See accompanying notes.
                                      (3)

                       STRATEGIC CAPITAL RESOURCES, INC.
                                 AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            Three Months and Six Months Ended December 31, 2000 and
              Three Months and Six Months Ended December 31, 1999
                                  (Unaudited)

                                  Three Months Ended       Six Months Ended
                                     December 31,            December 31,
                                   2000        1999        2000        1999
                                ----------  ----------  ----------- -----------
Revenues:
  Lease revenue                 $2,027,251  $1,215,505  $ 3,635,714 $ 2,153,206
  Sale of model homes            3,170,780   4,909,852   10,250,849  12,696,067
  Multi-family residential         344,553     344,553      689,106     667,165
  Other income                      40,939      18,557       69,522     127,625
                                ----------  ----------  ----------- -----------
  Total revenues                 5,583,523   6,488,467   14,645,191  15,644,063
                                ----------  ----------  ----------- -----------

Costs and expenses:
  Interest and financing costs   1,573,284     945,146    2,881,406   1,674,858
  Cost of model homes sold       3,108,269   4,784,602   10,012,143  12,497,728
  Multi-family residential          91,060      88,344      181,421     176,043
  Depreciation & amortization      228,035     143,136      406,933     265,410
  Corporate                        422,009     376,421      763,044     712,176
                                ----------  ----------  ----------- -----------
  Total operating expenses       5,422,657   6,337,649   14,244,947  15,326,215
                                ----------  ----------  ----------- -----------
Income before income taxes         160,866     150,818      400,244     317,848

Deferred income tax expense         48,000      46,000      120,000      95,000
                                ----------  ----------  ----------- -----------
Net income                         112,866     104,818      280,244     222,848

Preferred stock distribution        25,000      30,000       55,000      60,000
                                ----------  ----------  ----------- -----------
Income applicable to
  common shareholders            $  87,866   $  74,818   $  225,244  $  162,848
                                ==========  ==========  =========== ===========

Net income per share
  Basic                          $    0.01   $    0.00   $     0.01  $     0.01
  Diluted                        $    0.01   $    0.00   $     0.01  $     0.01


Weighted average number of shares
  Basic                         15,418,247  15,834,142   15,518,002  15,869,006
  Diluted                       16,204,780  17,668,463   17,009,945  19,060,040







                            See accompanying notes.
                                      (4)

                       STRATEGIC CAPITAL RESOURCES, INC.
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            Six Months Ended December 31, 2000 and December 31, 1999
                                  (Unaudited)
                                                      Six Months Ended
                                                        December 31,
                                                      2000          1999
                                                   -----------    ----------
Net income                                          $ 280,244    $  222,848
                                                   -----------    ----------
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Amortization expense                                 396,459       248,069
 Depreciation expense                                  10,474        17,341
 Gain on sale of model homes                         (238,706)     (198,339)
 Changes in assets and liabilities:
   Decrease (Increase) in miscellaneous assets        145,520       (40,990)
   Increase in accounts payable & accrued expenses    129,535       130,392
   Increase (decrease) in unearned rental revenue     (44,344)      250,606
                                                   -----------    ----------
    Total adjustments                                 398,938       407,079
                                                   -----------    ----------
    Net cash provided by operating activities         679,182       629,927
                                                   -----------    ----------
Cash flows from investing activities
 Purchase of model homes                             (482,502)   (5,105,645)
 Proceeds from sale of model homes                  1,406,016     2,184,904
 Purchase of residential real estate assets        (2,184,440)            -
 Loan advanced                                              -    (1,000,000)
                                                   -----------   -----------
    Net cash used in investing activities          (1,260,926)   (3,920,741)
                                                   -----------   -----------
Cash flows from financing activities:
 Proceeds from mortgages payable                    1,835,191     4,519,463
 Principal payments on mortgages payable             (971,080)     (347,830)
 Deferred financing costs                            (598,375)     (531,353)
 Proceeds from stockholder loans                       96,680             -
 Purchase of treasury stock                          (100,852)      (36,300)
 Preferred distributions                              (55,000)      (70,000)
                                                   -----------   -----------
  Net cash provided by
       financing activities                           206,564     3,533,980
                                                   -----------   -----------
Net increase (decrease) in cash                      (375,180)      243,166
Cash at beginning of period                         1,451,545       690,719
                                                   -----------   -----------
Cash at end of period                              $1,076,365    $  933,885
                                                   ===========   ===========
Supplemental disclosure of cash flow information:
                               Interest paid -     $2,729,044    $1,528,688






                            See accompanying notes.
                                      (5)

                       STRATEGIC CAPITAL RESOURCES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2000
                                  (unaudited)

Note 1.  Unaudited Interim Financial Statements

These statements do not contain all information required by generally accepted accounting principles that are included in a full set of financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of Strategic Capital Resources, Inc. and subsidiaries collectively called ("the Company") at December 31, 2000 and the results of its operations and its cash flows for the period then ended and the period ended December 31, 1999. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes contained in the Company's Form 10-K for the year ended June 30, 2000. Results of operations for this period are not necessarily indicative of results to be expected for the full year.

Note 2. Segment Information

Segment Information - Statement of Financial Accounting Standards No. 131 ("FAS 131") "Disclosures About Segments of an Enterprise and Related Information" established new standards for segment reporting based on the way management organizes segments within a company for making operating decisions and assessing performance. The Company has determined that it did not have any separately reportable operating segments as of December 31, 2000 and December 31, 1999.

Note 3. Earnings Per Share

Basic and diluted earnings per share are calculated as follows:

                                  Three Months Ended        Six Months Ended
                                     December 31,             December 31,
                                   2000        1999         2000        1999
                                 ---------   ----------  ----------   ----------
Earnings
  Net income                       112,866     104,818      280,244     222,848
  Dividends on preferred shares     25,000      30,000       55,000      60,000
                                 ---------   ----------  ----------   ----------
Income(loss) applicable to
  common shareholders               87,866      74,818      225,244     162,848
                                 ==========  ==========  ===========  ==========
Basic:
Income(loss) applicable to
  common shareholders               87,866      74,818      225,244     162,848
Weighted average shares
outstanding during the period   15,418,247  15,834,142   15,518,002  15,869,006

  Basic                          $    0.01        0.00         0.01        0.01

Diluted:
Income(loss) applicable to
  common shareholders               87,866      74,818      225,244     162,848

                                      (6)

Weighted average shares
outstanding during the period   15,418,247  15,834,142   15,518,002  15,869,006
Effect of dilutive securities:
  Stock Options                     81,666     549,793      402,705   1,109,382
  Warrants                         704,867   1,284,528    1,089,238   2,081,652
                                 ---------   ----------  ----------   ----------
Diluted weighted common
 shares outstanding             16,204,780  17,668,463   17,009,945  19,060,040

  Diluted                        $    0.01        0.00         0.01        0.01

In addition, the Company's 400,000 shares of preferred stock are convertible into 400,000 shares of common stock. Such conversion has not been assumed since the effect on earnings per share would be anti-dilutive.

Note 4. Commitments & Contingencies
We make preliminary commitments to acquire revenue producing assets and to enter into various types of purchase and leaseback transactions as well as financing arrangements. We disclose these commitments as part of our routine reporting. Such preliminary commitments are subject to routine changes in size, dollar amounts, and closing time, prior to finalization. Such changes arise from a variety of factors, including changes in client needs, economic conditions, and completion of due diligence and financing agreements.

Legal Proceedings
Reference is made to our annual report on Form 10-K for fiscal year ended June 30, 2000.

We are not presently involved in any other material litigation nor, to our knowledge, is any material litigation threatened against us or our properties, other than routine litigation arising in the ordinary course of business.

Model home sales contracts
Sales contracts are pending on six (6) model homes. The aggregate sales price for the six homes is $1,468,790, which we originally purchased for $1,380,573.

Financing Activities
At December 31, 2000, we had approximately $21 million of unused, committed credit facilities available under existing revolving loan agreements which may be utilized to acquire revenue producing assets in accordance with the terms of those agreements.

The following is a summary of new loan agreements and borrowings during the six months ended December 31, 2000:

                New           Draw
   Date      Facilities      Amount          Use of Proceeds
 --------   ------------   -----------   ------------------------------------
 07/2000    $45,000,000
 08/2000                   $19,513,000   Acquisition of residential real estate.
 12/2000                     3,382,000   Acquisition of residential real estate.
 12/2000                     2,985,000   Refinance existing credit facility.
 07/2000      7,352,000      7,352,000   Purchase of 38 model homes in Iowa,
                                         Minnesota and New Jersey.
 12/2000      8,000,000      5,390,000   Refinance existing credit facility.
            ------------   -----------
   Total    $60,352,000    $38,622,000
            ------------   -----------
                                      (7)

As a part of our ongoing business, we are in constant discussion with financial institutions for new credit facilities. It is our policy not to incur costs from activation of credit facilities unless and until needed.






















































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


                                    OVERVIEW

We are a Delaware corporation organized in 1995. Our principal operations consist of the following business lines:


  1) The purchase and leaseback of fully furnished model homes.

  2) The acquisition, development and sale of residential real estate.

  3) The purchase and leaseback of multi-family residential real estate.



The following is a summary of revenue producing asset acquisitions by year since inception:


Fiscal Year                       Residential    Multi-family
   Ended           Model Homes    Real Estate    Residential       Total
-------------      ------------   ------------   ------------   ------------
June 30, 1996      $ 11,836,729   $          -   $          -   $ 11,836,729
June 30, 1997        14,512,772      8,591,956              -     23,104,728
June 30, 1998        26,170,860              -              -     26,170,860
June 30, 1999        16,813,539              -              -     16,813,539
June 30, 2000        25,725,869              -     10,227,999     35,953,868
June 30, 2001 (*)     7,834,480     28,460,074              -     36,294,554
                   ------------   ------------   ------------   ------------
    Total          $102,894,249   $ 37,052,030   $ 10,227,999   $150,174,278
                   ============   ============   ============   ============

(*) Six month period ended December 31, 2000.




                                      (9)
                             Results of Operations

A summary of operating results for the three months ended December 31, 2000, and December 31, 1999 are presented below.
                                                 Three Months Ended
                                           December 31,       December 31,
                                         -----------------------------------
                                            2000        %       1999      %
                                         ----------   ----   ---------- ----
Revenues:
  Lease revenue                          $2,027,251    36%   $1,215,505  19%
  Model home sales                        3,170,780    57%    4,909,852  76%
  Multi-family residential income           344,553     6%      344,553   5%
  Other income                               40,939     1%       18,557   -
                                         ----------   ----   ---------- ----
   Total revenues                         5,583,523   100%    6,488,467 100%
                                         ----------   ----   ---------- ----
Costs and expenses:
  Interest expense                        1,573,284    28%      945,146  14%
  Cost of model home sales                3,108,269    56%    4,784,602  74%
  Multi-family residential expenses          91,060     2%       88,344   1%
  Depreciation & amortization               228,035     4%      143,136   2%
  Corporate                                 422,009     7%      376,421   6%
                                         ----------   ----   ---------- ----
  Total costs and expenses                5,422,657    97%    6,337,649  98%
                                         ----------   ----   ---------- ----
Income before income taxes                  160,866     3%      150,818   2%

Deferred income tax expense                  48,000     1%       46,000   1%
                                         ----------   ----   ---------- ----
Net income                               $  112,866     2%   $  104,818   2%
                                         ==========   ====   ========== ====

Comparison of Three Months Ended December 31, 2000 to Three Months Ended December 31, 1999.

Revenue for the three months ended December 31, 2000 was $5,583,523, a decrease of $904,944 (14%) from revenue of $6,488,467 for the three months ended December 31, 1999. The decrease was primarily attributable to a $1,739,072 decrease in model home sales offset by an increase in residential real estate lease revenue of $766,445.

Model home lease revenues increased approximately $45,000 (a 4% increase) during the three months ended December 31, 2000 as compared to the three months ended December 31, 1999. Average model homes on lease during the period were approximately $42.0 million compared to $40.5 million for the three month period ended December 31, 1999, resulting in the increased revenue.

In the three month period ended December 31, 2000, revenues from the sale of model homes decreased $1.7 million (35%) compared to the prior year period. During the three month period ended December 31, 2000, we sold 16 model homes at an average price of $198,000, compared to 18 model homes at an average price of $272,000 for the three months ended December 31, 1999, resulting in the decrease.




                                      (10)

Residential real estate lease revenue for the three month period ended December 31, 2000 was $766,455. We purchased approximately $28 million in residential real estate assets during the first six months of fiscal 2001,
which generated the revenues.   We had no residential real assets during the
prior year comparable period.

Net income for the period was $112,866, compared to net income of $104,818 (an 8% increase) for the prior year period. Net income as a percentage of of total revenues was consistent with the prior year period.

Corporate costs increased $45,588 (a 12% increase), from $376,421 for the quarter ended December 31, 1999, to $422,009 for the quarter ended December 31, 2000. The increase was primarily attributable to a $47,000 increase in professional fees.


A summary of operating results for the six months ended December 31, 2000, and December 31, 1999 are presented below.
                                                Six Months Ended
                                           December 31,       December 31,
                                         -----------------------------------
                                            2000        %       1999      %
                                         ----------   ----   ---------- ----
Revenues:
  Lease revenue                          $3,635,714    25%   $2,153,206  14%
  Model home sales                       10,250,849    70%   12,696,067  81%
  Multi-family residential income           689,106     5%      667,165   4%
  Other income                               69,522      -      127,625   1%
                                         ----------   ----   ---------- ----
   Total revenues                        14,645,191   100%   15,644,063 100%
                                         ----------   ----   ---------- ----
Costs and expenses:
  Interest expense                        2,881,406    20%    1,674,858  11%
  Cost of model home sales               10,012,143    68%   12,497,728  80%
  Multi-family residential expenses         181,421     1%      176,043   1%
  Depreciation & amortization               406,933     3%      265,410   2%
  Corporate                                 763,044     5%      712,176   4%
                                         ----------   ----   ---------- ----
  Total costs and expenses               14,244,947    97%   15,326,215  98%
                                         ----------   ----   ---------- ----
Income before income taxes                  400,244     3%      317,848   2%

Deferred income tax expense                 120,000     1%       95,000   1%
                                         ----------   ----   ---------- ----
Net income                               $  280,244     2%   $  222,848   1%
                                         ==========   ====   ========== ====

Comparison of Six Months Ended December 31, 2000 to Six Months Ended December 31, 1999.

Revenue for the six months ended December 31, 2000 was $14,645,191, a decrease of $998,872 (or 6%), from revenue of $15,464,063 for the six months ended December 31, 1999. The decrease was primarily attributable to a $2,445,218 decrease in model home sales offset by an increase in residential real estate lease revenue of $1,005,044 and an increase in model home lease revenue of $477,464.



                                      (11)
Model home lease revenues increased approximately $477,000 (a 22% increase) during the six months ended December 31, 2000 as compared to the six months ended December 31, 1999. Average model homes on lease during the period were approximately $43.8 million compared to $35.9 million for the six month period ended December 31, 1999, resulting in the increased revenue.

In the six month period ended December 31, 2000, revenues from the sale of model homes decreased $2.4 million (or 19%) compared to the prior year period. During the six month period ended December 31, 2000, we sold 41 model homes at an average price of $173,000, compared to 30 model homes at an average price of $260,000 for the six months ended December 31, 1999, resulting in the decrease.

Residential real estate lease revenue for the period was $1,005,044. We purchased approximately $28 million in residential real estate assets during the first six months of fiscal 2001, which generated the revenues. We had no residential real assets during the prior year comparable period.

Net income for the period was $280,244, compared to net income of $222,848 (an 25% increase) for the prior year period. Net income as a percentage of of total revenues was consistent with the prior year period.

Corporate costs increased $50,868 (a 7% increase) from $712,176 for the six months ended December 31, 1999 to $763,044 for the six months ended December 31, 2000. The increase was primarily attributable to a $47,000 increase in professional fees.

Model Home Sale Leaseback Program
We purchase and leaseback fully furnished model homes complete with options and upgrades to major publicly traded homebuilders. The model homes are leased pursuant to a triple-net lease where the lessee is obligated to pay all maintenance, taxes, insurance, etc., in addition to the required lease payment.

Since inception, we have purchased a total of 463 model homes at an aggregate purchase price in excess of $102,000,000.

The following is a breakdown of model home units and costs by state:

                         December 31, 2000                December 31, 1999
                     -------------------------         -----------------------
State                Units           Amount            Units        Amount
----------------     -------------------------         -----------------------
Arizona                10         $  1,091,572             19     $  2,124,640
California             48           12,371,314             62       16,267,394
Colorado                -                    -              3          612,085
Florida                 3              836,403              8        1,879,183
Iowa                   15            2,622,695              -                -
Minnesota              13            3,091,305              -                -
Nevada                 13            1,667,790             13        1,667,790
New Jersey             33            9,195,691             47       12,715,548
New York                3              883,291              5        2,118,291
North Carolina          7            1,648,741              8        1,875,873
Pennsylvania           12            2,889,311             15        3,709,042
Texas                  16            3,553,330             22        4,492,706
Utah                    3              496,097              5          837,726
                   -------        -------------        -------    ------------
Total                 176         $ 40,347,540            207     $ 48,300,278
                   =======        =============        =======    ============

                                      (12)

The following is a breakdown of model home lease revenue by state:

                        Three Months Ended               Six Months Ended
                           December 31,                    December 31,
State                  2000           1999              2000          1999
-------------       -------------------------        ------------------------
Arizona             $   34,052     $   63,739        $   78,874    $   63,447
California             387,036        328,517           828,100       328,517
Colorado                     -         31,120                 -        63,706
Florida                 25,092         69,550            52,770       161,033
Iowa                    78,681              -           146,363             -
Minnesota              112,223          4,134           221,279        19,744
Nevada                  50,034         47,911           100,067        83,846
New Jersey             286,500        409,918           587,587       936,083
New York                25,712         65,083            59,413       141,738
North Carolina          49,462         38,489           105,133        44,811
Pennsylvania            85,691        124,083           193,139       267,386
Texas                  111,440         11,612           228,179        20,546
Utah                    14,883         21,349            29,766        21,349
                    ----------     ----------        ----------    ----------
Total               $1,260,806     $1,215,505        $2,630,670    $2,152,206
                    ==========     ==========        ==========    ==========

Acquisition, Development, and Sale of Residential Real Estate

We purchase parcels of fully entitled residential real estate selected by homebuilders from non-affiliated third parties. The parcels of land are acquired at the lower of appraised value or contract price. The parcels of land may require development or consist of finished lots. If development work is required, the homebuilder enters into a fixed price development agreement to develop the parcels of land for us, and is required to provide completion bonds for all work by a surety company acceptable to us. Reimbursement for development work performed is determined on a transaction by transactions basis. A lease and exclusive option to purchase agreement are entered into with the homebuilder simultaneously with the land acquisition. The terms and conditions of each transaction are project specific (lease rate, term, option deposit, takedown schedule, etc.). We obtain various forms of insurance coverage to insure the payment performance of the homebuilder, as well as the value of the real estate acquired.

During the six month period ended December 31, 2000, we entered into four (4) Acquisition, Development and Sale of Residential Real Estate agreements.

The following is a summary of the acquisitions and development costs:

 Acquisition           Property       Purchase    Development
    Date               Location        Price        Costs         Total
-----------------     ----------     -----------  -----------   -----------
  August 2000         California     $20,546,010  $         -   $20,546,010
November 2000           Arizona        1,680,925            -     1,680,925
November 2000            Utah          2,593,458            -     2,593,458
December 2000           Nevada         3,554,591      139,090     3,693,681
                                     -----------  -----------   -----------
     Total                           $28,320,984  $   139,090   $28,460,074
                                     ===========  ===========   ===========



                                      (13)

Multi-family Residential Real Estate Sale Leaseback Program

On July 15, 1999 we purchased a 288 unit multi-family residential property in Jacksonville, Florida for a purchase price of $10,228,000. Simultaneously, we entered into an operation, maintenance, and management agreement which provides for payment of a minimum income stream per month. The agreement also requires the management company to purchase the property at the end of five years. The performance under the agreement is insured jointly and severally by two insurance companies one of which is rated "AAA" by Standard & Poors.

Liquidity and Capital Resources

Our uses for cash during the six months ended December 31, 2000 were for revenue producing asset acquisitions, interest, operating expenses, and repurchase of common stock. We provided for our cash requirements from borrowings, the sale of model homes, and other revenues. We believe that these sources of cash are sufficient to finance our working capital requirements and other needs.

In November 1999, we announced that our Board of Directors had authorized the purchase of an additional 1,000,000 shares to its existing Share Repurchase Program. As of December 31, 2000, 858,645 shares have been repurchased under this program, of which 616,500 shares were purchased during the six months ended December 31, 2000.


Cash Flow - Six Months Ended December 31, 2000.

Net cash provided by operating activities comprised net income of $280,244, plus net adjustments for non-cash items of $168,227, and a net change in other operating assets and liabilities of $230,711.

Net cash used in investing activities comprised purchases of model homes of $482,502 plus $2,184,440 in residential real estate asset purchases, offset by $1,406,016 in proceeds from model home sales.

Net cash provided by financing activities comprised proceeds from mortgages payable of $1,835,191 plus proceeds from stockholder loans of $96,680, offset by deferred financing costs of $598,375, purchase of treasury stock of $100,852, principal payments on mortgages payable of $971,080, and preferred distributions of $55,000.

















                                      (14)

                          PART II - OTHER INFORMATION




Item 1-3 - Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The registrant held its Annual Meeting of Shareholders on December 1, 2000. At the meeting the shareholders took the following actions:

  1) Seven directors were elected by a vote of 14,488,972 for, and 0 against.
  2) Approved the appointment of Horton & Company, LLC. as the Corporation's independent auditors for the current fiscal year ended June 30, 2001. 14,488,972 votes for, 0 against.

Item 5. Other Information

  None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits:
       (27) Financial Data Schedule

   (b) Reports on Form 8-K:
        No reports were filed on Form 8-K during the reporting period.





























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


                                           Strategic Capital Resources, Inc.



                                             By: /s/John P. Kushay
                                             John P. Kushay, Treasurer
                                             Chief Financial Officer and
                                             Chief Accounting Officer

      (Duly Authorized Officer)
Date:   February 8, 2001

                                      (16)