Form 10-Q
period 2001-03-31
STRATEGIC CAPITAL RESOURCES INC
filed 2001-05-17
CIK 1009416

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

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

                             Yes {X}        No  { }

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of common stock, par value $.001 per share, outstanding as of May 10, 2001 was 14,938,525.




















                       STRATEGIC CAPITAL RESOURCES, INC.
                                AND SUBSIDIARIES
                                     INDEX


Part I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements                                   Page Number

           Condensed Consolidated Balance Sheets as of                  3
           March 31, 2001 (unaudited) and June 30, 2000.

           Condensed Consolidated Statements of Operations              4
           for the three months and nine months ended March 31, 2001, and the three months and nine months ended March 31, 2000 (unaudited)

           Condensed Consolidated Statements of Cash Flows              5
           for the nine months ended March 31, 2001, and the nine months ended March 31, 2000
           (unaudited)

           Notes to Condensed Consolidated Financial Statements       6-9
           (unaudited)

  Item 2.  Management's Discussion and Analysis of Financial        10-16
           Condition and Results of Operations.

Part II.   OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                            17

Signatures                                                             18






























                       STRATEGIC CAPITAL RESOURCES, INC.
                                AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   (Unaudited)
                                                    March 31,       June 30,
                                  ASSETS              2001            2000
                                                   -----------     -----------
Revenue producing assets:
 Net investment in direct financing leases:
   Model homes                                     $36,975,294     $42,025,522
   Residential real estate                          29,021,845               -
   Multi-family residential properties              10,227,999      10,227,999
                                                   -----------     -----------
   Total revenue producing assets                   76,225,138      52,253,521
                                                   -----------     -----------
Other assets:
 Cash                                                3,610,967       1,451,548
 Net assets realizable on divestiture (Note 6)               -       1,000,000
 Note receivable                                             -         650,000
 Deferred charges                                      711,410         445,810
 Other                                                 505,358         345,207
                                                   -----------     -----------
   Total other assets                                4,827,735       3,892,565
                                                   -----------     -----------
   Total assets                                    $81,052,873     $56,146,086
                                                   ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Mortgages and notes payable                       $70,419,755     $45,399,792
 Stockholder loans                                   1,163,600       1,141,920
 Accounts payable & accrued expenses                 1,048,734         834,869
 Unearned income                                       276,954         356,855
                                                   -----------     -----------
    Total liabilities                               72,909,043      47,733,436
                                                   -----------     -----------
Stockholders' equity:
 Convertible preferred stock, $.01 par value
   5,000,000 shares authorized
   400,000 shares issued and outstanding                 4,000           4,000
 Common stock, $.001 par value
  25,000,000 shares authorized and 17,012,005 issued
  15,000,025 shares outstanding at March 31, 2001       17,012               -
  15,661,725 shares outstanding at June 30, 2000             -          17,012
 Additional paid-in capital                          8,346,552       8,346,552
 Less treasury stock at cost, 2,011,980 and
  1,350,280 shares respectively at
  March 31, 2001 and June 30, 2000                    (449,812)       (343,176)
 Retained earnings                                     226,078         388,262
                                                   -----------     -----------
   Total stockholders' equity                        8,143,830       8,412,650
                                                   -----------     -----------
   Total liabilities and stockholders' equity      $81,052,873     $56,146,086
                                                   ===========     ===========




                            See accompanying notes.
                                      (3)

                       STRATEGIC CAPITAL RESOURCES, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             Three Months and Nine Months Ended March 31, 2001 and
               Three Months and Nine Months Ended March 31, 2000
                                  (Unaudited)

                                  Three Months Ended       Nine Months Ended
                                       March 31,              March 31,
                                   2001        2000        2001        2000
                                ----------  ----------  ----------- -----------
Revenues:
 Interest income on direct
  financing leases:
    Model homes                 $1,134,818  $1,385,045  $ 3,765,488 $ 3,538,251
    Residential real estate        999,128           -    2,004,172           -
    Multi-family residential       344,553     344,553    1,033,659   1,011,718
  Sale of direct financing
    leases                       3,776,109   4,475,352   14,010,313  17,171,419
  Other income                      32,947     162,869      102,469     290,494
                                ----------  ----------  ----------- -----------
  Total revenues                 6,287,555   6,367,819   20,916,101  22,011,882
                                ----------  ----------  ----------- -----------

Operating expenses:
  Interest and financing costs   1,453,200   1,102,311    4,334,606   2,836,889
  Multi-family operating costs      91,774      89,003      273,195     265,047
  Cost of direct financing
    leases sold                  3,626,297   4,354,471   13,638,440  16,911,984
  Depreciation & amortization      234,666     202,856      641,599     459,487
  Corporate                        397,401     429,620    1,160,445   1,082,076
                                ----------  ----------  ----------- -----------
  Total operating expenses       5,803,338   6,178,261   20,048,285  21,555,483
                                ----------  ----------  ----------- -----------
Operating income                   484,217     189,558      867,816     456,399

Impairment charge                1,000,000     100,000    1,000,000     100,000
                                ----------  ----------  ----------- -----------
Income (loss) before
  income taxes                    (515,783)     89,558     (132,184)    356,399

Deferred income tax
  benefit (expense)                155,000     (26,700)      40,000    (106,800)
                                ----------  ----------  ----------- -----------
Net income (loss)                 (360,783)     62,858      (92,184)    249,599

Preferred stock distributions       15,000      30,000       70,000      90,000
                                ----------  ----------  ----------- -----------
Income (loss) applicable to
  common shareholders            $(375,783)  $  32,858   $ (162,184) $  159,599
                                ==========  ==========  =========== ===========
Income (loss) per share
  Basic                          $   (0.02)  $    0.00   $    (0.01) $     0.01
  Diluted                        $   (0.02)  $    0.00   $    (0.01) $     0.01

Weighted average number of shares
  Basic                         15,116,047  15,735,024   15,385,973  15,824,670
  Diluted                       15,116,047  18,002,791   15,385,973  19,490,930

                            See accompanying notes.
                                      (4)

                       STRATEGIC CAPITAL RESOURCES, INC.
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              Nine Months Ended March 31, 2001 and March 31, 2000
                                  (Unaudited)
                                                      Nine Months Ended
                                                           March 31,
                                                      2001          2000
                                                   -----------    ----------
Net income (loss)                                   $ (92,184)   $  249,599
                                                   -----------    ----------
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
 Amortization expense                                 626,949       446,514
 Depreciation expense                                  14,650        12,973
 Gain on sale of direct financing leases             (371,873)     (259,435)
 Changes in assets and liabilities:
   Increase in miscellaneous assets                  (132,999)     (108,203)
   Decrease in net assets
        realizable of divestiture                   1,000,000       100,000
   Increase in accounts payable & accrued expenses    208,867       207,091
   Increase (decrease) in unearned income             (79,901)      196,229
                                                   -----------    ----------
    Total adjustments                               1,265,693       595,169
                                                   -----------    ----------
    Net cash provided by operating activities       1,173,509       844,768
                                                   -----------    ----------
Cash flows from investing activities
 Investment in direct financing leases             (3,228,713)   (5,105,645)
 Proceeds from sale of direct financing leases      1,839,598     2,881,947
 Capital expenditures                                  (5,802)       (3,933)
 Note (advances) repayments                           650,000      (650,000)
                                                   -----------   -----------
    Net cash used in investing activities            (744,917)   (2,877,631)
                                                   -----------   -----------
Cash flows from financing activities:
 Proceeds from mortgages payable                    3,773,240     4,519,463
 Principal payments on mortgages payable           (1,155,534)     (461,172)
 Deferred financing costs                            (736,920)     (631,356)
 Proceeds from stockholder loans                      293,600             -
 Repayment of stockholder loans                      (271,920)     (168,407)
 Purchase of treasury stock                          (106,636)      (45,050)
 Preferred distributions                              (65,000)     (100,000)
                                                   -----------   -----------
  Net cash provided by
       financing activities                         1,730,830     3,113,478
                                                   -----------   -----------
Net increase in cash                                2,159,422     1,080,615
Cash at beginning of period                         1,451,545       690,719
                                                   -----------   -----------
Cash at end of period                              $3,610,967    $1,771,334
                                                   ===========   ===========
Supplemental disclosure of cash flow information:
                               Interest paid -     $4,161,893    $2,678,873






                            See accompanying notes.
                                      (5)

                       STRATEGIC CAPITAL RESOURCES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                  (unaudited)

Note 1.  Unaudited Interim Financial Statements

These statements do not contain all information required by generally accepted accounting principles that are included in a full set of financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of Strategic Capital Resources, Inc. and subsidiaries collectively called ("the Company") at March 31, 2001 and the results of its operations and its cash flows for the period then ended and the period ended March 31, 2000. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes contained in the Company's Form 10-K for the year ended June 30, 2000. Results of operations for this period are not necessarily indicative of results to be expected for the full year.

Note 2. Lease Accounting Policies

FASB Statement of Financial Accounting Standards No. 13 requires that a lessor account for each lease by either direct financing, sales-type or operating method. The Company has historically accounted for all leases under the operating method.

The Securities and Exchange Commission (SEC) has examined the Company's Annual Report on Form 10-K for the year ended June 30, 2000, and commented on certain issues relating to the Company's accounting for lease transactions under the operating method. After discussions with the SEC, and review of FASB Statement of Financial Accounting Standards No. 13, the Company concurs with the SEC's comments and will account for its lease transactions under the direct financing method. The revised method of accounting for the leases is reflected in the financial statements for the three and nine months ended March 31, 2001. The financial statements for the three and nine months ended March 31, 2000 have been restated to give effect to the change in lease accounting. While the direct financing method of accounting for lease transactions has necessitated some change in presentation, there has been no material cumulative effect on the Company's financial position or results of operations as of March 31, 2001.

Under the direct finance lease method of accounting, the leased assets are recorded as an investment in direct finance leases and represent the minimum net lease payments receivable, and includes third-party guaranteed residuals, plus the unguaranteed residual value of the leased assets, less unearned income. Rental payments consist of principal and interest on the lease, principal payments reduce the investment in the finance lease, and the interest is recorded as revenue over the term of the lease.

In December 1999, the Securities and Exchange Commission (SEC) issued
Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements as amended by SAB 101A, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. In June 2000, the SEC issued SAB 101B which deferred the effective date of SAB 101 until the last quarter of fiscal years beginning after December 15, 1999. The Company has adopted SAB 101 and determined that there is no material effect on its consolidated financial position or results of operations.
                                      (6)
Note 3. Segment Information

Segment Information - Statement of Financial Accounting Standards No. 131 ("FAS 131") "Disclosures About Segments of an Enterprise and Related Information" established new standards for segment reporting based on the way management organizes segments within a company for making operating decisions and assessing performance. The Company has determined that it did not have any separately reportable operating segments as of March 31, 2001 and March 31, 2000.

Note 4. Earnings Per Share

Basic and diluted earnings per share are calculated as follows:

                                  Three Months Ended        Nine Months Ended
                                       March 31,                March 31,
                                   2001        2000         2001        2000
                                 ---------   ----------  ----------   ----------
Earnings
  Net income (loss)               (360,783)     62,858      (92,184)    249,599
  Dividends on preferred shares     15,000      30,000       70,000      90,000
                                 ---------   ----------  ----------   ----------
Income (loss) applicable to
  common shareholders             (375,783)     32,858     (162,184)    159,599
                                 ==========  ==========  ===========  ==========
Basic:
Income(loss) applicable to
  common shareholders             (375,783)     32,858     (162,184)    159,599
Weighted average shares
outstanding during the period   15,116,047  15,735,024   15,385,973  15,824,670

  Basic                              (0.02)       0.00        (0.01)       0.01

Diluted:
Income(loss) applicable to
  common shareholders             (375,783)     32,858     (162,184)    159,599

Weighted average shares
outstanding during the period   15,116,047  15,735,024   15,385,973  15,824,670
Effect of dilutive securities:
  Stock Options                          -     706,203            -   1,239,358
  Warrants                               -   1,561,564            -   2,426,902
                                 ---------   ----------  ----------   ----------
Diluted weighted common
 shares outstanding             15,116,047  18,002,791   15,385,973  19,490,930

  Diluted                            (0.02)       0.00        (0.01)       0.01

Conversion of dilutive securities are not presented for the three and nine months ended March 31, 2001 because they are anti-dilutive.

In addition, the Company's 400,000 shares of preferred stock are convertible into 400,000 shares of common stock. Such conversion has not been assumed since the effect on earnings per share would be anti-dilutive.






                                      (7)


Note 5. Direct Financing Leases
The components of the net investment in direct financing leases at March 31, 2001 and June 30, 2000, are as follows:

                                             March 31, 2001    June 30, 2000
                                             --------------    -------------
Total minimum lease payments receivable       $77,015,012       $52,774,694

Add: Estimated unguaranteed residual
     of leased real estate                              -                 -

Less: Unearned income                             789,874           521,173
                                             --------------    -------------
Net investment in direct financing leases     $76,225,138       $52,253,521
                                             ==============    =============

Note 6. Impairment Charge

We have taken a pre-tax non-cash charge for the impairment of the remaining $1,000,000 balance on a Promissory Note, effectively writing down the carrying value of the Note to $0. In March 2000, we set up a loss reserve of $100,000 against the Note, and have taken the remaining $1,000,000 charge during the current period. The amount of the write down was determined by evaluating the underlying value of the collateral and the difficulty anticipated in efforts to realize the value of such collateral securing the Note. We also evaluated cost of recovery, ongoing litigation costs, and other economic conditions and trends in making our determination. Actual losses could differ from our current estimate and will be reflected as adjustments in future financial statements.

The statements of operations for the three and nine months ended March 31, 2000 have been reclassified to conform to the 2001 presentation of the impairment charge.

The Note was received on October 1, 1996, in connection with the sale by the Company of its construction subsidiary, Iron Eagle Contracting and Mechanical, Inc. (IECM). Under the terms of the agreement, the Company sold the net assets of IECM for a note in the amount of $1,312,500.

For additional information, see Note 7. - Legal Proceedings.

Note 7. Commitments & Contingencies
We make preliminary commitments to acquire revenue producing assets and to enter into various types of purchase and leaseback transactions as well as financing arrangements. We disclose these commitments as part of our routine reporting. Such preliminary commitments are subject to routine changes in size, dollar amounts, and closing time, prior to finalization. Such changes arise from a variety of factors, including changes in client needs, economic conditions, and completion of due diligence and financing agreements.

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


                                      (8)

The Court granted our motion for summary judgment during March 2000 against Monarch/Iron Holdings in the sum of $1,100,000 plus interest from January 1, 1999, a judgment of possession of all collateral pledged by Monarch/Iron Holdings and judgment that we are the rightful owner and entitled to immediate possession of the collateral and impressing a trust on said collateral and declaring defendants to be trustees of said collateral and directing said trustees to deliver such collateral to us. The defendants are appealing the ruling of the court.

Reference is made to our annual report on Form 10-K for fiscal year ended June 30, 2000.

We are not presently involved in any other material litigation nor, to our knowledge, is any material litigation threatened against us or our properties, other than routine litigation arising in the ordinary course of business.

Financing Activities
At March 31, 2001, we had approximately $22 million of unused, committed credit facilities available under existing revolving loan agreements which may be utilized to acquire revenue producing assets in accordance with the terms of those agreements.

The following is a summary of new loan agreements and borrowings during the nine months ended March 31, 2001:

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

                             Results of Operations

A summary of operating results for the three months ended March 31, 2001, and March 31, 2000 are presented below.
                                                 Three Months Ended
                                           March 31,       March 31,
                                         -----------------------------------
                                            2001        %       2000      %
                                         ----------   ----   ---------- ----
Revenues:
 Interest income on direct
  financing leases:
    Model homes                          $1,134,818    18%   $1,385,045  22%
    Residential real estate                 999,128    16%            -   -%
    Multi-family residential                344,553     5%      344,553   5%
  Sale of direct financing leases         3,776,109    60%    4,475,352  70%
  Other income                               32,947     1%      162,869   3%
                                         ----------   ----   ---------- ----
   Total revenues                         6,287,555   100%    6,367,819 100%
                                         ----------   ----   ---------- ----






                                      (10)

Costs and expenses:
  Interest and financing costs            1,453,200    23%    1,102,311  17%
  Multi-family operating costs               91,774     1%       89,003   1%
  Cost of direct financing leases sold    3,626,297    58%    4,354,471  69%
  Depreciation & amortization               234,666     4%      202,856   3%
  Corporate                                 397,401     6%      429,620   7%
                                         ----------   ----   ---------- ----
  Total operating expenses                5,803,338    92%    6,178,261  97%
                                         ----------   ----   ---------- ----
Operating income                            484,217     8%      189,558   3%

Impairment charge                         1,000,000    16%      100,000   2%
                                         ----------   ----   ---------- ----
Income (loss) before income taxes          (515,783)   (8%)      89,558   1%

Deferred income tax benefit (expense)       155,000     2%      (26,700)  -%
                                         ----------   ----   ---------- ----
Net income (loss)                        $ (360,783)   (6%)  $   62,858   1%
                                         ==========   ====   ========== ====

Comparison of Three Months Ended March 31, 2001 to Three Months Ended March 31, 2000.

Interest income on direct financing leases for the three months ended March 31, 2001 increased $748,901 (or 43%) compared to the prior year period. The increased revenue was primarily attributable to the interest income on the residential real estate leases which amounted to $999,128 for the period, compared to $0 for the prior year period.

Sale of direct financing leases decreased $699,243 (or 16%) for the three months ended March 31, 2001 compared to the prior year period. During the three months ended March 31, 2001, we sold 16 model homes at an average price of $236,007, compared to 17 model homes at an average price of $263,256 for the prior year period, resulting in the decreased revenue.

Interest expense increased approximately $350,889 (or 32%) during the three months ended March 31, 2001 compared to the prior year period, primarily due to the increase in loans utilized to purchase additional assets under direct financing leases.

Net loss for the three months ended March 31, 2001 was $360,783, compared to net income of $62,858 for the prior year period. The $423,641 decrease in net income was primarily attributable to the $1,000,000 impairment charge, offset by a $294,659 increase in operating income and a deferred tax benefit of $155,000 compared to a $26,700 deferred tax expense for the prior period.

Corporate costs decreased $32,219 (a 7% decrease), from $429,620 for the three months ended March 31, 2000, to $397,401 for the three months ended March 31, 2001. Corporate costs as a percentage of total revenues is consistent with the prior year period.










                                      (11)


A summary of operating results for the nine months ended March 31, 2001, and March 31, 2000 are presented below.
                                                Nine Months Ended
                                              March 31,       March 31,
                                         -----------------------------------
                                            2001        %       2000      %
                                         ----------   ----   ---------- ----
Revenues:
 Interest income on direct
  financing leases:
    Model homes                          $3,765,488    18%   $3,538,251  16%
    Residential real estate               2,004,172     9%            -   -%
    Multi-family residential              1,033,659     5%    1,011,718   5%
  Sale of direct financing leases        14,010,313    67%   17,171,419  78%
  Other income                              102,469     1%      290,494   1%
                                         ----------   ----   ---------- ----
   Total revenues                        20,916,101   100%   22,011,882 100%
                                         ----------   ----   ---------- ----
Costs and expenses:
  Interest and financing costs            4,334,606    21%    2,836,889  13%
  Multi-family operating costs              273,195     1%      265,047   1%
  Cost of direct financing leases sold   13,638,440    65%   16,911,984  77%
  Depreciation & amortization               641,599     3%      459,487   2%
  Corporate                               1,160,445     6%    1,082,076   5%
                                         ----------   ----   ---------- ----
  Total operating expenses               20,048,285    96%   21,555,483  98%
                                         ----------   ----   ---------- ----
Operating income                            867,816     4%      456,399   2%

Impairment charge                         1,000,000     5%      100,000   -%
                                         ----------   ----   ---------- ----
Income (loss) before income taxes          (132,184)   (1%)     356,399   2%

Deferred income tax benefit (expense)        40,000     -%     (106,800) (1%)
                                         ----------   ----   ---------- ----
Net income (loss)                        $  (92,184)   (1%)  $  249,599   1%
                                         ==========   ====   ========== ====



Comparison of Nine Months Ended March 31, 2001 to Nine Months Ended March 31, 2000.

Interest income on direct financing leases for the nine months ended March 31, 2001 increased $2,253,350 (or 50%) compared to the prior year period. The increased revenue was primarily attributable to the interest income on the residential real estate leases which amounted to $2,004,172 for the period, compared to $0 for the prior year period.

Sale of direct financing leases decreased $3,161,106 (or 18%) for the nine months ended March 31, 2001 compared to the prior year period. During the nine months ended March 31, 2001, we sold 58 model homes at an average price of $241,557, compared to 65 model homes at an average price of $264,176 for the prior year period, resulting in the decreased revenue.

Interest expense increased $1,497,717 (or 53%) during the nine months ended March 31, 2001 compared to the prior year period, primarily due to the increase in loans utilized to purchase additional assets under direct financing leases.


                                      (12)

Net loss for the nine months ended March 31, 2001 was $ 92,184, compared to net income of $249,599 for the prior year period. The $341,783 decrease in net income was primarily attributable to the $1,000,000 impairment charge, offset by a $411,417 increase in operating income, and a $40,000 deferred tax benefit compared to a $106,000 deferred tax expense for the prior period.

Corporate costs increased $78,369 (a 7% increase), from $1,082,076 for the nine months ended March 31, 2000, to $1,160,445 for the nine months ended March 31, 2001. Corporate costs as a percentage of total revenue was consistent with the prior year period.

Model Home Sale Leaseback Program
We purchase and leaseback fully furnished model homes complete with options and upgrades to major publicly traded homebuilders. The model homes are leased pursuant to a triple-net lease where the lessee is obligated to pay all maintenance, taxes, insurance, etc., in addition to the required lease payment.

Since inception, we have purchased a total of 463 model homes at an aggregate purchase price in excess of $102,000,000.

The following is a breakdown of model home units and costs by state:

                           March 31, 2001                  March 31, 2000
                     -------------------------         -----------------------
State                Units           Amount            Units        Amount
----------------     -------------------------         -----------------------
Arizona                 8         $    875,185             16     $  1,790,445
California             44           11,669,315             62       16,267,394
Colorado                -                    -              1          274,536
Florida                 3              836,403              5        1,122,689
Iowa                   15            2,622,695              -                -
Minnesota              10            2,438,035              -                -
Nevada                 13            1,667,790             13        1,667,790
New Jersey             30            8,352,931             40       10,698,641
New York                3              883,291              4        1,518,291
North Carolina          7            1,648,741              8        1,875,873
Pennsylvania           10            2,433,911             15        3,709,042
Texas                  13            3,050,900             21        4,359,206
Utah                    3              496,097              5          837,726
                   -------        -------------        -------    ------------
Total                 159         $ 36,975,294            190     $ 44,121,633
                   =======        =============        =======    ============



















                                      (13)

The following is a breakdown of interest income on model home direct financing leases by state:

                        Three Months Ended               Nine Months Ended
                             March 31,                       March 31,
State                  2001           2000              2001          2000
-------------       -------------------------        ------------------------
Arizona             $   30,254     $   62,285        $  109,128    $  126,732
California             348,063        488,022         1,176,159       816,539
Colorado                     -         15,029                 -        78,735
Florida                 25,092         51,321            77,862       212,354
Iowa                    76,495              -           222,859             -
Minnesota               82,061              -           303,339        19,744
Nevada                  50,034         50,034           150,101       133,880
New Jersey             256,112        325,742           843,703     1,261,825
New York                25,712         61,214            85,125       202,952
North Carolina          49,462         55,433           154,595       100,244
Pennsylvania            75,636        114,801           268,775       382,187
Texas                  101,014        136,034           329,193       156,580
Utah                    14,883         25,130            44,649        46,479
                    ----------     ----------        ----------    ----------
Total               $1,134,818     $1,385,045        $3,765,488    $3,538,251
                    ==========     ==========        ==========    ==========


Subsequent Events

From April 1, 2000 through the date of this report, we sold 5 model homes at an aggregate price of $1,151,890 which we originally purchased for $1,118,590. As of the report date, we have sales contracts pending on ten model homes for an aggregate sale price of $3,457,250 which we originally purchased for $3,403,165.

Acquisition, Development, and Sale of Residential Real Estate

We purchase parcels of fully entitled residential real estate selected by homebuilders from non-affiliated third parties. The parcels of land are acquired at the lower of appraised value or contract price. The parcels of land may require development or consist of finished lots. If development work is required, the homebuilder enters into a fixed price development agreement to develop the parcels of land for us, and is required to provide completion bonds for all work by a surety company acceptable to us. Reimbursement for development work performed is determined on a transaction by transaction basis. A lease and exclusive option to purchase agreement are entered into with the homebuilder simultaneously with the land acquisition. The terms and conditions of each transaction are project specific (lease rate, term, option deposit, takedown schedule, etc.). We obtain various forms of insurance coverage to insure the payment performance of the homebuilder, as well as the value of the real estate acquired.











                                      (14)


During the nine month period ended March 31, 2001, we entered into the following four (4) Acquisition, Development and Sale of Residential Real Estate agreements:

Project
Number      Date Acquired       Property Location
-------     -------------       -----------------
  1         August 2000         California
  2         November 2000       Arizona
  3         November 2000       Utah
  4         December 2000       Nevada

The following is a summary of the project costs by project number:

                        Development    Total        Remaining      Total
Project    Purchase     Costs Paid   Costs Paid    Development    Project
 Number     Price        to Date       to Date        Work         Costs
-------  -----------    -----------  -----------   -----------  -----------
  1      $20,546,010    $         -  $20,546,010   $         -  $20,546,010
  2        1,680,925         50,846    1,731,771     1,123,863    2,855,634
  3        2,539,458        266,520    2,805,978     2,084,022    4,890,000
  4        3,554,591        383,495    3,938,086     1,929,714    5,867,800
         -----------    -----------  -----------   -----------  -----------
Total    $28,320,984    $   700,861  $29,021,845   $ 5,137,599  $34,159,444
         ===========    ===========  ===========   ===========  ===========

The following is a breakdown of interest income on residential real estate direct financing leases by state:

                        Three Months Ended               Nine Months Ended
                             March 31,                       March 31,
State                  2001           2000              2001          2000
-------------       -------------------------        ------------------------
Arizona             $   58,598     $        -        $   88,328    $        -
California             693,428              -         1,623,438             -
Nevada                 144,873              -           146,017             -
Utah                   102,229              -           146,389             -
                    ----------     ----------        ----------    ----------
Total               $  999,128     $        -        $2,004,172    $        -
                    ==========     ==========        ==========    ==========

Subsequent Events
During April 2001, we acquired a parcel of land in Nevada at a cost of $8,083,084. Simultaneous with the acquisition, we entered into lease, development, and option agreements with a homebuilder, who will develop the parcel of land for us on a fixed price budget. The development budget for the project is $4,607,658, bringing the total project cost to $12,690,742. The project will yield 89 finished lots which the homebuilder has an exclusive option to purchase at a cost of $142,592 per lot.

During April 2001, we acquired a parcel of land in California at a cost of $6,762,000. Simultaneous with the acquisition, we entered into lease, development, and option agreements with a homebuilder. The project will yield 69 finished lots which the homebuilder has an exclusive option to purchase at a cost of $98,000 per lot.






                                      (15)

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

Liquidity and Capital Resources

Our uses for cash during the nine months ended March 31, 2001 were for revenue producing asset acquisitions, interest, operating expenses, and repurchase of common stock. We provided for our cash requirements from borrowings, the sale of direct financing leases, and other revenues. We believe that these sources of cash are sufficient to finance our working capital requirements and other needs.

In November 1999, we announced that our Board of Directors had authorized the purchase of an additional 1,000,000 shares to its existing Share Repurchase Program. As of March 31, 2001, 903,845 shares have been repurchased under this program, of which 661,700 shares were purchased during the nine months ended March 31, 2001.


Cash Flow - Nine Months Ended March 31, 2001.

Net cash provided by operating activities comprised net adjustments for non-cash items of $269,726, and a net change in other operating assets and liabilities of $995,967, offset by net loss of $92,184.

Net cash used in investing activities comprised investment in direct financing leases of $3,228,713, plus capital expenditures of $5,802, offset by $1,839,598 in proceeds from sale of direct financing leases, and proceeds from note receivable of $650,000.

Net cash provided by financing activities comprised proceeds from mortgages payable of $3,773,240 plus proceeds from stockholder loans of $21,680, offset by deferred financing costs of $736,920, purchase of treasury stock of $106,636, principal payments on mortgages payable of $1,155,534, and preferred distributions of $65,000.

























                                      (16)










                          PART II - OTHER INFORMATION




Item 1-3 - Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

  None







Item 5. Other Information

  None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits:
        None

   (b) Reports on Form 8-K:
        No reports were filed on Form 8-K during the reporting period.
























                                      (17)

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

      (Duly Authorized Officer)
Date:   May 17, 2001




                                      (18)