Form 10-K/A
period 2000-06-30
STRATEGIC CAPITAL RESOURCES INC
filed 2001-05-29
CIK 1009416

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

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

The Company accounts for these arrangements as direct financing leases.
Under the direct finance lease method of accounting, the leased assets are recorded as an investment in direct finance leases and represent the minimum net lease payments receivable, and includes third-party guaranteed residuals, plus the unguaranteed residual value of the leased assets, less unearned income. Rental payments consist of principal and interest on the lease, principal payments reduce the investment in the finance lease, and the interest is recorded as revenue over the term of the lease.

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

                            SELECTED FINANCIAL DATA
                     (In thousands, except per share data)

                                                Years Ended June 30,
                                    -------------------------------------------
                                      2000     1999     1998     1997     1996
                                    -------- -------- -------- -------- --------
Income Statement Data:

Revenues                            $26,073  $26,287  $21,303  $ 7,525  $   965

Expenses                             25,849   26,019   21,336    7,479    1,039
                                    -------- -------- -------- -------- --------
Income (loss) from continuing
 operations before income tax
 benefit (expense)                      224      268      (33)      46      (74)

Provision for income tax
 benefit (expense)                      (67)     (80)      10       97        -

Income (loss) from continuing
 operations                             157      188      (23)     143      (74)

Discontinued operations, net of taxes
  Loss from discontinued operations       -        -        -      (54)     (23)
  Gain on disposal of
  discontinued operations                 -        -        -      284        -
                                    -------- -------- -------- -------- --------
Net income (loss)                       157      188      (23)     373      (97)

Preferred stock distributions           120       90        -        5       40
                                    -------- -------- -------- -------- --------
Income (loss) applicable to
common shareholders                 $    37  $    98      (23)     368     (137)
                                    ======== ======== ======== ======== ========

Per Share Data:
Basic:
Net income (loss)                      0.00     0.01    (0.00)    0.02    (0.01)
Weighted average number
  of common shares outstanding       15,790   16,185   16,911   16,551   10,801

Assuming Dilution:
Net income (loss)                      0.00     0.01    (0.00)    0.02    (0.01)
Weighted average number
  of common shares outstanding       18,859   18,916   16,911   18,911   10,801


                                                      June 30,
                                    -------------------------------------------
                                      2000     1999     1998     1997     1996
                                    -------- -------- -------- -------- --------
Balance Sheet Data:

Total assets                         56,146   37,159   41,824   32,934   14,815

Mortgages and notes payable          46,541   27,958   31,538   23,658    6,477

Other liabilities                     1,192      765      685      683      192

Stockholders' equity                  8,413    8,436    8,601    8,593    8,146



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

A summary of the operating results of Strategic Capital Resources, Inc. and subsidiaries for the fiscal years ended June 30, 2000, June 30, 1999, and June 30, 1998 are presented below:

                                                Years Ended June 30,
                                   --------------------------------------------
                                       2000           1999             1998
                                   --------------------------------------------
                                              (Dollars in thousands)
Revenues:
 Interest income on direct
  financing leases:
    Model homes                    $ 4,842  19%    $ 4,664  18%    $ 3,545  17%
    Residential real estate              -   -%          -   -%          9   -%
    Multi-family residential         1,356   5%          -   -%          -   -%
  Sale of direct financing
    leases                          19,551  75%     21,496  82%     17,620  83%
  Other income                         324   1%        127   -%        129   -%
                                 ----------------------------------------------
   Total revenues                   26,073 100%     26,287 100%     21,303 100%

Operating expenses:
  Interest and financing costs       3,948  15%      2,806  11%      2,135  10%
  Multi-family operating costs         355   1%          -   -%          -   -%
  Cost of direct financing
    leases sold                     19,227  74%     21,270  81%     17,583  83%
  Depreciation & amortization          665   3%        509   2%        470   2%
  Corporate                          1,654   6%      1,434   6%      1,148   5%
                                 ----------------------------------------------
  Total operating expenses          25,849  99%     26,019  99%     21,758 100%
                                 ----------------------------------------------
Income (loss) before income
 tax benefit (expense)                 224   1%        268   1%        (33)  -%

Income tax benefit (expense)           (67)  -%        (80) (-%)        10   -%
                                 ----------------------------------------------
Net income (loss)                   $  157   1%     $  188   1%     $  (23)  -%
                                 ==============================================

Results of Operations

Comparison of Year Ended June 30, 2000 to Year Ended June 30, 1999.

Interest income on direct financing leases for the year ended June 30, 2000 increased $1,535,077 (or 33%) compared to the prior year period. The increased revenue was primarily attributable to the interest income on the multi-family residential leases which amounted to $1,356,271 for the period, compared to $0 for the prior year period.

Sale of direct financing leases decreased $1,944,568 (or 9%) for the year ended June 30, 2000 compared to the prior year period. During the year ended June 30, 2000, we sold 68 model homes at an average price of $287,520, compared to 95 model homes at an average price of $226,273 for the prior year period, resulting in the decreased revenue.

Interest expense increased approximately $1,142,422 (or 41%) during the year ended June 30, 2000 compared to the prior year period, primarily due to the increase in loans utilized to purchase additional assets under direct financing leases.

Net income for the year ended June 30, 2000 was $156,954, compared to net income of $187,834 for the prior year period. Net income as a percentage of total revenues is consistent with the prior year period.

Corporate costs increased $220,135 (or 15%) during fiscal year 2000 as compared to fiscal year 1999. This increase was primarily attributable to a $147,000 increase in salaries and employee benefits and a $142,000 increase in professional fees during fiscal 2000 compared to the prior year period. Corporate costs as a percentage of revenues is consistent with fiscal year 1999.



Comparison of Year Ended June 30, 1999 to Year Ended June 30, 1998.

Interest income on direct financing leases for the year ended June 30, 1999 increased $1,109,976 (or 31%) compared to the prior year period.
The increase was attributable the increased investment in direct financing leases.

Sale of direct financing leases increased $3,876,465 (or 22%) for the year ended June 30, 1999 compared to the prior year period. During the year ended June 30, 1999, we sold 95 model homes at an average price of $226,273. During the year ended June 30, 1998, we sold 49 model homes at an average price of $184,235 and one land parcel for $8,591,956.

Interest expense increased approximately $671,188 (or 31%) during the year ended June 30, 1999 compared to the prior year period, primarily due to the increase in loans utilized to purchase additional assets under direct financing leases.

Net income for the year ended June 30, 1999 was $187,834, compared to net loss of $22,907 for the prior year period. The increase in net income was primarily attributable to the increase in interest income on direct financing leases.

Corporate costs increased $285,827 (or 25%) during fiscal year 1999 as compared to fiscal year 1998. This increase was attributable to the selling, general and administrative costs associated with generating the increased revenue levels. Corporate costs as a percentage of revenues is consistent with fiscal year 1998.

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

As discussed in Note 14 to the financial statements, the Company has changed the method of accounting for its leasing activities. The method of accounting for the leases was changed to direct financing leases from operating leases. The financial statements have been retroactively restated to reflect this change.


HORTON & COMPANY, L.L.C.


Wayne, New Jersey
September 7, 2000, except for the fourth paragraph above and
Note 14, as to which the date is May 29, 2001

               STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                               June 30,
                                                     --------------------------
                                                          2000          1999
                                                     --------------------------
Revenue producing assets:

  Net investment in direct financing leases:
    Model homes                                       $42,025,522   $34,701,941
    Multi-family residential properties                10,227,999             -
                                                      -----------   -----------
                                                       52,253,521    34,701,941
                                                      -----------   -----------
Other assets:
  Cash                                                  1,451,548       690,719
  Net assets realizable on divestiture                  1,000,000     1,100,000
  Note receivable                                         650,000             -
  Deferred charges                                        445,810       545,631
  Other                                                   345,207       121,656
                                                      -----------   -----------
        Total other assets                              3,892,565     2,458,006
                                                      -----------   -----------
        Total assets                                  $56,146,086   $37,159,947
                                                      ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               June 30,
                                                     --------------------------
                                                          2000          1999
                                                     --------------------------

Liabilities:
   Mortgages and notes payable                       $ 45,399,792  $ 26,642,294
   Accounts payable and accrued expenses                  834,869       587,415
   Unearned income                                        356,855       168,246
   Stockholder loans                                    1,141,920     1,315,907
   Preferred distribution payable                               -        10,000
                                                      -----------   -----------
        Total liabilities                              47,733,436    28,723,862
                                                      -----------   -----------

Stockholders' equity:
 Convertible preferred stock, $.01 par value
   5,000,000 shares authorized,
   400,000 shares issued and outstanding
     in 2000 and 1999                                       4,000         4,000
 Common stock, $.001 par value
   25,000,000 shares authorized and 17,012,005 issued
   15,661,725 outstanding in 2000                          17,012             -
   15,903,870 outstanding in 1999                               -        17,012
 Additional paid-in capital                             8,346,552     8,346,552
 Treasury stock, 1,350,280 shares in 2000,
  and 1,108,135 shares in 1999                           (343,176)     (282,786)
 Retained earnings                                        388,262       351,307
                                                      -----------   -----------
        Total stockholders' equity                      8,412,650     8,436,085
                                                      -----------   -----------
        Total liabilities and stockholders' equity    $56,146,086   $37,159,947
                                                      ===========   ===========

                 See notes to consolidated financial statements

STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Year Ended June 30,
                                      -----------------------------------------
                                         2000          1999           1998
                                      ------------  -----------   -------------
Revenues:
 Interest income on direct
   financing leases:
     Model homes                      $ 4,842,346   $ 4,663,540    $ 3,544,793
     Residential real estate                    -             -          8,771
     Multi-family residential           1,356,271             -              -
 Sale of direct financing leases       19,551,367    21,495,935     17,619,470
 Interest and other income                323,620       127,445        129,488
                                      ------------  -----------   -------------
                                       26,073,604    26,286,920      21,302,522
                                      ------------  -----------   -------------
Operating expenses:
 Interest and financing costs           3,948,480     2,806,058       2,134,870
 Multi-family residential                 354,722             -               -
 Cost of direct financing
   leases sold                         19,227,557    21,270,040      17,582,418
 Corporate                              1,653,940     1,433,805       1,147,978
                                      ------------  -----------   -------------
 Total Operating Expenses              25,184,699    25,509,903      20,865,266
                                      ------------  -----------   -------------
Income before depreciation
  and amortization                        888,905       777,017         437,256

Depreciation & Amortization               664,751       508,783         470,063
                                      ------------  -----------   -------------
Income (loss) before income tax
  (expense) benefit                       224,154       268,234         (32,807)

Income tax (expense) benefit              (67,200)      (80,400)          9,900
                                      ------------  -----------   -------------
Net income (loss)                         156,954       187,834         (22,907)

Preferred stock distributions             120,000        90,000               -
                                      ------------  -----------   -------------
Income (loss) applicable to
  common shareholders                 $    36,954   $   97,834    $    (22,907)
                                      ============  ===========   =============
Earnings (loss) per share data:

  Basic earnings (loss) per share     $      0.00   $     0.01    $      (0.00)

  Diluted earnings (loss) per share   $      0.00   $     0.01    $      (0.00)


                 See notes to consolidated financial statements

STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                For the years ended June 30, 2000, 1999 and 1998


                                      Preferred stock          Common Stock
                                    ------------------   ---------------------
                                     Shares    Amount      Shares      Amount
                                    --------  --------   ----------  ----------
Balance, July 1, 1997                400,000    $4,000   16,811,990  $   16,812

Common stock issued in payment
 of indebtedness                        -         -         200,015         200

Treasury stock purchased                -         -            -           -

Net loss                                -         -            -           -
                                   ---------  --------   ----------  ----------
Balance,  June 30, 1998              400,000     4,000   17,012,005      17,012

Treasury stock purchased                -         -            -           -

Preferred distributions                 -         -            -           -

Net income                              -         -            -           -
                                   ---------  --------   ----------  ----------
Balance,  June 30, 1999              400,000     4,000   17,012,005      17,012

Treasury stock purchased                -         -            -           -

Preferred distributions                 -         -            -           -

Net income                              -         -            -           -
                                   ---------  --------   ----------  ----------
Balance,  June 30, 2000              400,000   $ 4,000   17,012,005   $  17,012
                                   =========  ========   ==========  ==========



                                   Additional   Treasury Stock
                                    Paid-In    ----------------       Retained
                                    Capital    Shares    Amount       Earnings
                                 ----------   --------   ----------  -----------
Balance,  July 1, 1997           $8,296,049       -        $ -        $ 276,380)


Common stock issued in payment
 of indebtedness                     50,503       -          -             -

Treasury stock purchased               -       (77,920)     (20,354)       -

Net loss                               -          -            -        (22,907)

                                 ----------   --------   ----------  -----------
Balance,  June 30, 1998           8,346,552    (77,920)     (20,354)    253,473

Treasury stock purchased               -    (1,030,215)    (262,432)       -

Preferred distributions                -          -            -        (90,000)

Net income                             -          -            -        187,834
                                 ----------   --------   ----------  -----------
Balance,  June 30, 1999           8,346,552 (1,108,135)    (282,786)    351,307

Treasury stock purchased               -      (242,145)     (60,390)       -

Preferred distributions                -          -            -       (120,000)

Net income                             -          -            -        156,954
                                 ----------   --------   ----------  -----------
Balance,  June 30, 2000          $8,346,552 (1,350,280)   $(343,176)   $388,261
                                 ==========   ========   ==========  ===========





                 See notes to consolidated financial statements

STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                 For the Year Ended June 30,
                                                -------------------------------






                                                   2000       1999     1998
                                                ---------- ---------- ---------


Net income (loss)                               $ 156,954  $ 187,834  $ (22,907)
 Adjustments to reconcile net income (loss)    ---------- ---------- ----------
  to net cash provided by operating activities:
   Amortization expense                           647,300    494,604    455,911
   Depreciation expense                            17,451     14,179     14,152
   Gain on sale of direct financing leases       (323,810)  (225,895)   (37,052)
   Operating expenses satisfied through issuance
       of common stock                                  -          -     50,703
 Changes in assets and liabilities:
 (Increase) decrease in net assets
  realizable on divestiture                       100,000          -          -
 (Increase) decrease in deferred income tax asset  (9,800)    80,400     (9,900)
 (Increase) decrease in other assets             (241,746)    26,527     54,896
 Increase (decrease) in accounts payable and
  accrued expenses                                169,236     47,972     14,550
 Increase (decrease) in unearned income           188,611    (35,121)   (11,976)
                                                ---------- ---------- ----------
         Total adjustments                        547,242    402,666    531,284
                                                ---------- ---------- ----------
         Net cash provided by
           operating activities                   704,196    590,500    508,377
                                                ---------- ---------- ----------
Cash flows from investing activities:
    Investment in direct financing leases      (5,105,645)(4,216,654)(7,840,827)
    Proceeds from sale of direct finance leases 3,186,506  4,897,860 10,646,385
    Loan advanced                              (1,000,000)         -          -
    Proceeds from note receivable                 350,000          -          -
    Capital expenditures                           (3,933)   (14,594)      (607)
    Proceeds from note receivable of
      divested segment                                  -          -    212,500
                                                ---------- ---------- ----------
     Net cash provided by (used in)
       investing activities                    (2,573,072)   666,612  3,017,451
                                                ---------- ---------- ----------
Cash flows from financing activities:
    Proceeds from mortgages & notes payable     4,519,462    972,109  3,981,691
    Principal payments on mortgages payable      (958,886)(1,390,406)(7,614,045)
    Deferred finance charges                     (566,494)  (460,891)  (330,829)
    Deferred offering costs                             -          -     (8,330)
    Proceeds from (repayment of)
      stockholder loans                          (173,987)   290,000          -
    Preferred distributions                      (130,000)   (80,000)         -
    Purchase of treasury stock                    (60,390)  (262,432)   (20,354)
                                                ---------- ---------- ----------
     Net cash provided by (used in)
       financing activities                     2,629,705   (931,620)(3,991,867)
                                                ---------- ---------- ----------
Net increase (decrease) in cash                   760,829    325,492   (466,039)

Cash at beginning of year                         690,719    365,227    831,266
                                                ---------- ---------- ----------
Cash at end of year                            $1,451,548  $ 690,719  $ 365,227
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

From its inception through June 30, 2000, the Company has purchased a total of 425 model homes and sold 246, resulting in a portfolio of 179 model homes owned at June 30, 2000. All such purchases have been from twelve nationally-known, homebuilders and real estate developers. Concurrent therewith, the Company entered into arrangements to lease the units back to the builders under direct financing lease agreements (Notes 1,3 and 14). The Company also acquired and sold a tract of land which was being developed for it by the homebuilder.

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

1.      Summary of significant accounting policies (continued)

                Depreciation

Office furniture and equipment (included in other assets) are carried at cost and are depreciated on the straight-line method over a five-year period.


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


                                                 Years ended June 30,
                                          -----------------------------------
                                             2000        1999         1998
                                          ----------  ----------   ----------
Earnings:
   Net income (loss)                      $  156,954  $  187,834   $  (22,907)
   Dividends on preferred shares            (120,000)    (90,000)        -
                                          ----------  ----------   ----------

Income (loss) applicable to common
   shareholders                           $   36,954  $   97,834   $  (22,907)
                                          ==========  ==========   ==========

1.      Summary of significant accounting policies (continued)

             Earnings (loss) per common share (continued)

                                                 Years ended June 30,
                                          -----------------------------------
                                             2000        1999         1998
                                          ----------  ----------   ----------
Basic:
Income (loss) applicable to common
   shareholders                           $   36,954  $   97,834   $  (22,907)
                                          ==========  ==========   ==========

Weighted average shares outstanding during
   the period                             15,790,441  16,185,044   16,911,168
                                          ==========  ==========   ==========

Basic earnings (loss) per share           $      .00  $      .01   $     (.00)
                                          ==========  ==========   ==========

Diluted:
Income (loss) applicable to common
   shareholders                           $   36,954  $   97,834   $  (22,907)
                                          ==========  ==========   ==========

Weighted average shares outstanding during
   the period                             15,790,441  16,185,044   16,911,168
Effect of dilutive securities:
   Stock options                           1,027,146     968,524         -
   Warrants                                2,041,923   1,762,673         -
                                          ----------  ----------   ----------

Diluted weighted average shares
  outstanding                             18,859,510  18,916,241   16,911,168
                                          ==========  ==========   ==========

Diluted earnings (loss) per share         $      .00  $      .01   $     (.00)
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

The Company's financial statements have been retroactively restated to give effect to the change in lease accounting. While the direct financing method of accounting for lease transactions has necessitated some change in presentation, there has been no material cumulative effect on the Company's financial position or results of operations as of June 30, 2000.

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

2.      Deferred charges

Deferred charges consist of the following:
                                                            June 30,
                                                   ------------------------
                                                     2000            1999
                                                   --------        --------
                Deferred finance charges           $337,050        $434,557
                Deferred offering costs              62,160          62,160
                Deferred income tax asset            36,000          26,200
                Goodwill                             10,600          22,714
                                                   --------        --------
                                                   $445,810        $545,631
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


3.      Leasing arrangements

The Company has entered into a series of direct financing leases with twelve different major homebuilders and real estate developers (the "Lessees") (Note
1) which provide for monthly lease payments which are negotiated on a per transaction basis and are designed to cover debt service as well as to provide positive cash flow. Under the terms of the lease agreements, all expenses arising during the term of the lease are paid by the Lessee including, but not limited to, utilities, homeowner association assessments, maintenance, insurance and real estate taxes.

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

14.     Restatement

The Company's financial statements as of June 30, 2000 and 1999 and for each of the three years in the period ended June 30, 2000 have been restated to reflect a change in the method of accounting for the Company's leasing activities. The Company had been accounting for these leases as operating leases. In May 2001, the Securities and Exchange Commission (the "SEC") reviewed and commented on certain issues relating to the Company's accounting for lease transactions under the operating method. After discussions with the SEC and review of applicable standards, the Company concurred with the SEC's comments and agreed to change its method of accounting for lease transactions from the operating method, which was considered an unacceptable method, to the direct financing method. While the direct financing method has necessitated some change in presentation, there has been no material cumulative effect on the Company's financial position or results of operations through June 30, 2000.

Under the direct financing lease method of accounting, the leased assets are recorded as an investment in direct financing leases and represent the minimum net lease payments receivable, including third-party guaranteed residuals, plus the unguaranteed residual value of the leased assets, less earned income. Rental payments consist of principal and interest on the lease. Principal payments reduce the investment in the finance lease and the interest is recorded as revenue over the term of the lease.

The principal impact of the restatement was to eliminate depreciation expense that was being recorded on the operating leases and the resultant effect on the calculation of gain on sale of the assets.  The effects of the restatement are as follows:
                                           Year Ended June 30,
                 --------------------------------------------------------------
                     2000         1999         1998        1997        1996
                 -----------  -----------  -----------  -----------  ----------
Revenue
  Previous       $26,073,604  $26,286,920  $21,302,522  $ 7,524,938  $   965,168
  As restated    $26,073,604  $26,286,920  $21,302,522  $ 7,524,938  $   965,168

Net income (loss)
  Previous       $   206,471  $   759,950  $  (157,311) $   (42,542) $ (184,953)
  As restated    $   156,954  $   187,834  $   (22,907) $   373,307  $  (96,926)

Basic earnings (loss) per share
  Previous       $      0.01  $      0.04  $     (0.01) $     (0.00) $    (0.02)
  As restated    $      0.00  $      0.01  $     (0.00) $      0.02  $    (0.01)

Stockholders' equity
  Previous       $ 8,396,003  $ 8,369,922  $ 7,962,404  $ 8,089,366  $ 8,058,242
  As restated    $ 8,412,650  $ 8,436,085  $ 8,600,683  $ 8,593,242  $ 8,146,269


The cumulative effect in the statements of operations for the five year period was an increase in net income of $16,647.


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

/s/David Miller                             Dated: May 29, 2001
David Miller, Director

/s/Samuel G. Weiss                          Dated: May 29, 2001
Samuel G. Weiss, Director

/s/Joan E. Kushay                           Dated: May 29, 2001
Joan E. Kushay, Director

/s/John P. Kushay                           Dated: May 29, 2001
John P. Kushay, Director

/s/Ralph Wilson                             Dated: May 29, 2001
Ralph Wilson, Director

/s/Kenneth MacKenzie                        Dated: May 29, 2001
Kenneth MacKenzie, Director

/s/John H. Roach, Jr.                       Dated: May 29, 2001
John H. Roach, Jr., Director



EXHIBIT 21.1

                       List of Registrants' subsidiaries


Subsidiary Name                 State of Incorporation






-------------------             ----------------------
JJFN Holdings, Inc.                  Delaware
Model Funding I, LLC                 Delaware
Model Funding II, LLC                Delaware
LLC Oak Hills Limited Partnership    Florida