Form 10-K/A
period 2000-06-30
STRATEGIC CAPITAL RESOURCES INC
filed 2001-05-31
CIK 1009416

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A2

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

                                      F-1

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














                                      F-2

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
                                                      ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               June 30,
                                                     --------------------------
                                                          2000          1999
                                                     --------------------------
Liabilities:
   Mortgages and notes payable                       $ 45,399,792  $ 26,642,294
   Accounts payable and accrued expenses                  834,869       587,415
   Unearned income                                        356,855       168,246
   Stockholder loans                                    1,141,920     1,315,907
   Preferred distribution payable                               -        10,000
                                                      -----------   -----------
        Total liabilities                              47,733,436    28,723,862
                                                      -----------   -----------
Stockholders' equity:
 Convertible preferred stock, $.01 par value
   5,000,000 shares authorized,
   400,000 shares issued and outstanding
     in 2000 and 1999                                       4,000         4,000
 Common stock, $.001 par value
   25,000,000 shares authorized and 17,012,005 issued
   15,661,725 outstanding in 2000                          17,012             -
   15,903,870 outstanding in 1999                               -        17,012
 Additional paid-in capital                             8,346,552     8,346,552
 Treasury stock, 1,350,280 shares in 2000,
  and 1,108,135 shares in 1999                           (343,176)     (282,786)
 Retained earnings                                        388,262       351,307
                                                      -----------   -----------
        Total stockholders' equity                      8,412,650     8,436,085
                                                      -----------   -----------
        Total liabilities and stockholders' equity    $56,146,086   $37,159,947
                                                      ===========   ===========
                 See notes to consolidated financial statements
                                      F-3
STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Year Ended June 30,
                                      -----------------------------------------
                                         2000          1999           1998
                                      ------------  -----------   -------------
Revenues:
 Interest income on direct
   financing leases:
     Model homes                      $ 4,842,346   $ 4,663,540    $ 3,544,793
     Residential real estate                    -             -          8,771
     Multi-family residential           1,356,271             -              -
 Sale of direct financing leases       19,551,367    21,495,935     17,619,470
 Interest and other income                323,620       127,445        129,488
                                      ------------  -----------   -------------
                                       26,073,604    26,286,920      21,302,522
                                      ------------  -----------   -------------
Operating expenses:
 Interest and financing costs           3,948,480     2,806,058       2,134,870
 Multi-family residential                 354,722             -               -
 Cost of direct financing
   leases sold                         19,227,557    21,270,040      17,582,418
 Corporate                              1,653,940     1,433,805       1,147,978
                                      ------------  -----------   -------------
 Total Operating Expenses              25,184,699    25,509,903      20,865,266
                                      ------------  -----------   -------------
Income before depreciation
  and amortization                        888,905       777,017         437,256

Depreciation & Amortization               664,751       508,783         470,063
                                      ------------  -----------   -------------
Income (loss) before income tax
  (expense) benefit                       224,154       268,234         (32,807)

Income tax (expense) benefit              (67,200)      (80,400)          9,900
                                      ------------  -----------   -------------
Net income (loss)                         156,954       187,834         (22,907)

Preferred stock distributions             120,000        90,000               -
                                      ------------  -----------   -------------
Income (loss) applicable to
  common shareholders                 $    36,954   $   97,834    $    (22,907)
                                      ============  ===========   =============
Earnings (loss) per share data:

  Basic earnings (loss) per share     $      0.00   $     0.01    $      (0.00)

  Diluted earnings (loss) per share   $      0.00   $     0.01    $      (0.00)










                 See notes to consolidated financial statements

                                      F-4

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

                                      F-5

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

From its inception through June 30, 2000, the Company has purchased a total of 425 model homes and sold 246, resulting in a portfolio of 179 model homes owned at June 30, 2000. All such purchases have been from twelve nationally-known, homebuilders and real estate developers. Concurrent therewith, the Company entered into arrangements to lease the units back to the builders under direct financing lease agreements (Notes 1,2,3 and 15). The Company also acquired and sold a tract of land which was being developed for it by the homebuilder.


                                      F-7
1.      Summary of significant accounting policies (continued)

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

As of June 30, 2000, the Company has purchased, and is leasing, model homes located in Florida, California, Arizona, North Carolina, Texas, New Jersey, New York, Pennsylvania, Nevada, and Utah. All such homes have been leased to twelve different major homebuilders and real estate developers (Note 2).

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
                                          ==========  ==========   ==========

                                      F-9
1.      Summary of significant accounting policies (continued)

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

1.      Summary of significant accounting policies (continued)

              Lease Accounting Policies (continued)


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






2.      Leasing arrangements (continued)

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


3.  Direct financing leases

The components of the net investment in direct financing leases at June 30, 2000 and June 30, 1999, are as follows:

                                              June 30, 2000    June 30, 1999
                                             --------------    -------------
Total minimum lease payments receivable       $52,774,694       $35,046,927

Add: Estimated unguaranteed residual
     of leased real estate                              -                 -

Less: Unearned income                             521,173           344,986
                                             --------------    -------------
Net investment in direct financing leases     $52,253,521       $34,701,941
                                             ==============    =============

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

8.      Mortgages and notes payable

Mortgages and notes payable consist of the following:

                                                            June 30,
                                                   ---------------------------
                                                      2000            1999
                                                   -----------     -----------
Mortgages payable to various financial
institutions.  As of June 30, 2000 and 1999,
approximately $29.6 million and $15.4
million, respectively, of such mortgage
obligations require payment of interest
only, including approximately $16 million
payable under revolving loan agreements with
an aggregate credit limit of $23 million.
The remaining loan agreements are payable in
monthly installments totaling $62,624 at
June 30, 2000 and $156,093 at June 30, 1999,
including interest.  As of June 30, 2000 and
1999 approximately $5.9 million and $10.6
million, respectively, of such obligations
are payable under a $15 million revolving
loan agreement.  The loan agreements bear
interest ranging from 8.5% to 10.5% and
mature between January 2001 and December
2002.  The loans are secured by model homes
purchased and by the related surety bonds
and leases described in Note 2.                    $35,483,938     $26,642,294



8.  Mortgages and notes payable (continued)

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

9.      Stockholder loans payable

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













10.      Stockholders' equity

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

The following is a summary of option transactions during the years ended June 30, 2000, 1999 and 1998:

                                                                 Weighted
                                                Number of         average
                                                 Shares        exercise price
                                            ---------------   ---------------

Outstanding at July 1, 1997                      1,050,000           $0.22

Granted - December 1997                            700,000           $0.14
Cancelled                                          (75,000)          $0.25
                                                 ----------
Outstanding at June 30, 1998                     1,675,000           $0.19

Granted - August 1998                              800,000           $0.20
Granted - December 1998                            975,000           $0.42
Cancelled                                          (75,000)          $0.25
                                                 ----------

Outstanding at June 30, 1999                     3,375,000           $0.26



10.      Stockholders' equity (continued)

Granted - November 1999                            775,000           $0.29
Cancelled                                         (450,000)          $0.28
                                                 ----------
Outstanding at June 30, 2000                     3,700,000           $0.26
                                                 ==========
11.     Income taxes

The Company has a $441,515 net operating loss available for carryforward to offset future years' taxable income. The net operating loss expires in 2013.

Deferred income taxes arise from temporary differences in reporting assets and liabilities for income tax and financial accounting purposes primarily resulting from net operating losses.

12.     Supplemental cash flow information

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

13.     Commitments and contingencies

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
                                        ---------
                                        $ 112,543
                                        =========



13.     Commitments and contingencies (continued)

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


14.     Subsequent events

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

15.     Restatement

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










15.     Restatement (continued)

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

/s/David Miller                             Dated: May 31, 2001
David Miller, Director

/s/Samuel G. Weiss                          Dated: May 31, 2001
Samuel G. Weiss, Director

/s/Joan E. Kushay                           Dated: May 31, 2001
Joan E. Kushay, Director

/s/John P. Kushay                           Dated: May 31, 2001
John P. Kushay, Director

/s/Ralph Wilson                             Dated: May 31, 2001
Ralph Wilson, Director

/s/Kenneth MacKenzie                        Dated: May 31, 2001
Kenneth MacKenzie, Director

/s/John H. Roach, Jr.                       Dated: May 31, 2001
John H. Roach, Jr., Director



EXHIBIT 21.1

                       List of Registrants' subsidiaries


Subsidiary Name                 State of Incorporation
-------------------             ----------------------
JJFN Holdings, Inc.                  Delaware
Model Funding I, LLC                 Delaware
Model Funding II, LLC                Delaware
LLC Oak Hills Limited Partnership    Florida