Form 10-Q/A
period 2000-09-30
STRATEGIC CAPITAL RESOURCES INC
filed 2001-05-31
CIK 1009416

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-Q/A

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


























                       STRATEGIC CAPITAL RESOURCES, INC.
                                AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   (Unaudited)
                                                  September 30,      June 30,
                                  ASSETS              2000            2000
                                                   -----------     -----------
Revenue producing assets:
 Net investment in direct financing leases:
   Model homes                                     $43,278,739     $42,025,522
   Residential real estate on lease                 20,546,010               -
   Multi-family residential properties              10,227,999      10,227,999
                                                   -----------     -----------
   Total revenue producing assets                   74,052,748      52,253,521
                                                   -----------     -----------
Other assets:
 Cash                                                1,143,723       1,451,548
 Net assets realizable on divestiture                1,000,000       1,000,000
 Note receivable                                       650,000         650,000
 Deferred charges                                      609,066         445,810
 Other                                                 387,574         345,207
                                                   -----------     -----------
   Total other assets                                3,790,363       3,892,565
                                                   -----------     -----------
   Total assets                                    $77,843,111     $56,146,086
                                                   ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Mortgages and notes payable                       $66,367,616     $45,399,792
 Stockholder loans                                   1,391,920       1,141,920
 Accounts payable & accrued expenses                 1,164,391         834,869
 Unearned income                                       384,393         356,855
 Preferred distribution payable                         10,000               -
                                                   -----------     -----------
    Total liabilities                               69,318,320      47,733,436
                                                   -----------     -----------
Stockholders' equity:
 Convertible preferred stock, $.01 par value
   5,000,000 shares authorized
   400,000 shares issued and outstanding                 4,000           4,000
 Common stock, $.001 par value
  25,000,000 shares authorized and 17,012,005 issued
  15,566,725 shares outstanding at September 30, 2000   17,012               -
  15,661,725 shares outstanding at June 30, 2000             -          17,012
 Additional paid-in capital                          8,346,552       8,346,552
 Less treasury stock at cost, 1,445,280 and
  1,350,280 shares respectively at
  September 30, 2000 and June 30, 2000                (356,766)       (343,176)
 Retained earnings                                     513,993         388,262
                                                   -----------     -----------
   Total stockholders' equity                        8,524,791       8,412,650
                                                   -----------     -----------
   Total liabilities and stockholders' equity      $77,843,111     $56,146,086
                                                   ===========     ===========
                            See accompanying notes.
                                      (3)
                       STRATEGIC CAPITAL RESOURCES, INC.
                                 AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          Three Months Ended September 30, 2000 and September 30, 1999
                                  (Unaudited)

                                  Three Months Ended
                                     September 30,
                                   2000        1999
                                ----------  ----------
Revenues:
 Interest income on direct
   financing leases:
     Model homes                $1,369,864  $  937,701
     Residential real estate       238,599           -
     Multi-family residential      344,553     322,612
 Sale of direct financing
   leases                        7,080,069   7,786,215
 Other income                       28,583     109,068
                                ----------  ----------
  Total revenues                 9,061,668   9,155,596
                                ----------  ----------

Operating expenses:
  Interest and financing costs   1,308,122     729,712
  Multi-family residential costs    90,361      87,699
  Cost of direct financing
    leases sold                  6,920,521   7,740,460
  Depreciation & amortization      178,898     116,720
  Corporate                        341,035     335,755
                                ----------  ----------
  Total operating expenses       8,838,937   9,010,346
                                ----------  ----------
Income before income taxes         222,731     145,250

Deferred income tax expense         67,000      44,000
                                ----------  ----------
Net income                         155,731     101,250

Preferred stock distributions       30,000      30,000
                                ----------  ----------
Income applicable to
  common shareholders            $ 125,731   $  71,250
                                ==========  ==========

Income per share
  Basic                          $    0.01   $    0.00
  Diluted                        $    0.01   $    0.00


Weighted average number of shares
  Basic                         15,621,345  15,903,870
  Diluted                       16,791,853  18,978,851



                            See accompanying notes.
                                      (4)
                       STRATEGIC CAPITAL RESOURCES, INC.
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          Three Months Ended September 30, 2000 and September 30, 1999
                                  (Unaudited)
                                                     Three Months Ended
                                                        September 30,
                                                      2000        1999
                                                   -----------    ----------
Net income                                          $ 155,731    $  101,250
                                                   -----------    ----------
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Amortization expense                                 173,661       112,440
 Depreciation expense                                   5,237         4,281
 Gain on sale of direct financing leases             (159,548)      (45,754)
 Changes in assets and liabilities:
   Increase in miscellaneous assets                   (34,355)     (147,753)
   Increase in accounts payable & accrued expenses    289,615        74,621
   Increase in unearned income                         27,538        42,200
                                                   -----------    ----------
    Total adjustments                                 302,148        40,035
                                                   -----------    ----------
    Net cash provided by operating activities         457,879       141,285
                                                   -----------    ----------
Cash flows from investing activities
 Investment in direct financing leases             (1,542,244)   (2,124,640)
 Proceeds from sale of direct financing leases      1,048,429     1,343,766
                                                   -----------    ----------
    Net cash use in investing activities             (493,815)     (780,874)
                                                   -----------    ----------
Cash flows from financing activities:
 Proceeds from mortgages payable                            -     1,116,858
 Principal payments on mortgages payable             (169,868)     (225,232)
 Deferred financing costs                            (318,431)     (106,216)
 Proceeds from stockholder loans                      250,000             -
 Purchase of treasury stock                           (13,590)            -
 Preferred distributions                              (20,000)      (30,000)
                                                   -----------   -----------
  Net cash provided by (used in)
       financing activities                          (271,889)      755,410
                                                   -----------   -----------
Net increase (decrease) in cash                      (307,825)      115,821
Cash at beginning of period                         1,451,548       690,719
                                                   -----------   -----------
Cash at end of period                              $1,143,723    $  806,540
                                                   ===========   ===========
Supplemental disclosure of cash flow information:
                               Interest paid -     $1,062,339    $  762,615







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

The financial statements for the three months ended September 30, 2000 and September 30, 1999 have been restated to give effect to the change in lease accounting. While the direct financing method of accounting for lease transactions has necessitated some change in presentation, there has been no material cumulative effect on the Company's financial position or results of operations as of September 30, 2000.

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

In December 1999, the Securities and Exchange Commission (SEC) issued
Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements as amended by SAB 101A, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. In June 2000, the SEC issued SAB 101B which
                                      (6)
deferred the effective date of SAB 101 until the last quarter of fiscal years beginning after December 15, 1999. The Company has adopted SAB 101 and determined that there is no material effect on its consolidated financial position or results of operations.

Note 3. Direct Financing Leases
The components of the net investment in direct financing leases at September 30, 2000 and June 30, 2000, are as follows:
                                            September 30, 2000   June 30, 2000
                                            -----------------    -------------
Total minimum lease payments receivable       $74,817,596        $52,774,694

Add: Estimated unguaranteed residual
     of leased real estate                              -                  -

Less: Unearned income                             764,848            521,173
                                             --------------     -------------
Net investment in direct financing leases     $74,052,748        $52,253,521
                                             ==============     =============

Note 4. Earnings Per Share

Basic and diluted earnings per share are calculated as follows:

                                  Three Months Ended
                                     September 30,
                                   2000        1999
                                 ---------   ---------
Earnings
  Net income                     $ 155,731   $ 101,250
  Dividends on preferred shares     30,000      30,000
                                 ---------   ---------
Income applicable to
  common shareholders            $ 125,731   $  71,250
                                 =========   =========
Basic:
Income applicable to
  common shareholders            $ 125,731   $  71,250
Weighted average shares
outstanding during the period   15,621,345  15,903,870

  Basic                          $    0.01   $    0.00

Diluted:
Income applicable to
  common shareholders            $ 125,731   $  71,250

Weighted average shares
outstanding during the period   15,621,345  15,903,870
Effect of dilutive securities:
  Stock Options                    235,333   1,089,384
  Warrants                         935,175   1,985,597
                                 ---------   ---------
Diluted weighted common
 shares outstanding             16,791,853  18,978,851

  Diluted                        $    0.01   $    0.00

                                      (7)
Note 5. Commitments & Contingencies

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























                                      (9)

A summary of operating results for the three months ended September 30, 2000, and September 30, 1999 are presented below.
                                                 Three Months Ended
                                         September 30,       September 30,
                                         -----------------------------------
                                            2000        %       1999      %
                                         ----------   ----   ---------- ----
Revenues:
 Interest income on direct
   financing leases:
     Model homes                         $1,369,864    15%   $  937,701  10%
     Residential real estate                238,599     3%            -   -
     Multi-family residential               344,553     4%      322,612   4%
 Sale of direct financing
  leases                                  7,080,069    78%    7,786,215  85%
 Other income                                28,583     -       109,068   1%
                                         ----------   ----   ---------- ----
   Total revenues                         9,061,668   100%    9,155,596 100%
                                         ----------   ----   ---------- ----
Operating expenses:
  Interest and financing costs            1,308,122    14%      729,712   8%
  Multi-family residential costs             90,361     1%       87,699   1%
  Cost of direct financing
    leases sold                           6,920,521    76%    7,740,460  84%
  Depreciation & amortization               178,898     2%      116,720   1%
  Corporate                                 341,035     4%      335,755   4%
                                         ----------   ----   ---------- ----
  Total operating expenses                8,838,937    97%    9,010,346  98%
                                         ----------   ----   ---------- ----
Income before income taxes                  222,731     3%      145,250   2%

Deferred income tax expense                  67,000     1%       44,000   1%
                                         ----------   ----   ---------- ----
Net income                               $  155,731     2%   $  101,250   1%
                                         ==========   ====   ========== ====

Results of Operations:

Comparison of Three Months Ended September 30, 2000 to Three Months Ended September 30, 1999.

Interest income on direct financing leases for the three months ended September 30, 2000 increased $692,703 (or 55%) compared to the prior year period. The increased revenue was attributable to the $238,599 in interest income on residential real estate leases compared to $0 for the prior year period, and a $432,163 increase in interest income on model home leases.

Sale of direct financing leases decreased $706,146 (or 9%) for the three months ended September 30, 2000 compared to the prior year period. During the three months ended September 30, 2000, we sold 25 model homes at an average price of $283,203, compared to 30 model homes at an average price of $259,541 for the prior year period, resulting in the decreased revenue.

Interest and financing costs increased $578,410 (or 79%) during the three months ended September 30, 2000 compared to the prior year period, primarily due to the increase in loans utilized to purchase additional assets under direct financing leases.
                                      (10)
Net income for the three months ended September 30, 2000 was $155,731, compared to net income of $101,250 for the prior year period. The $54,481 increase in net income was primarily attributable to a $77,481 increase in operating income offset by a deferred tax expense of $23,000.

Corporate costs increased $5,280 (a 2% increase), from $335,755 for the three months ended September 30, 1999, to $341,035 for the three months ended September 30, 2000. Corporate costs as a percentage of total revenues is consistent with the prior year period.


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

Since inception, we have purchased a total of 463 model homes at an aggregate purchase price in excess of $102,000,000. The following is a summary of model home purchases by year since inception:

  Fiscal             Units           Total
Year Ended          Purchased        Cost
----------          ---------      -----------
  6/30/96              61          $11,836,729
  6/30/97              75           14,512,772
  6/30/98             110           26,170,860
  6/30/99              61           16,813,539
  6/30/2000           118           25,725,869
  6/30/2001 (*)        38            7,834,480
                    ---------     ------------
  Total               463         $102,894,249
                    ---------     ------------

(*) Three month period ended September 30, 2000.

The following is a breakdown of model home costs and units by state:

                        September 30, 2000                September 30, 1999
                     -------------------------         -----------------------
State                Units           Amount            Units        Amount
----------------     -------------------------         -----------------------
Arizona                11         $  1,222,078             19     $  2,124,640
California             52           13,125,493              -                -
Colorado                -                    -              5        1,086,175
Florida                 3              836,403             12        2,592,506
Iowa                   15            2,622,695              -                -
Minnesota              18            4,070,715              1          258,377
Nevada                 13            1,667,790             13        1,667,790
New Jersey             36            9,752,795             54       14,851,650
New York                3              883,291              6        2,386,435
North Carolina          7            1,648,741              -                -
Pennsylvania           13            3,124,311             18        4,409,042
Texas                  18            3,828,330              2          342,430
Utah                    3              496,097              5          837,726
                   -------        -------------        -------    ------------
Total                 192         $ 43,278,739            135     $ 30,556,771
                   =======        =============        =======    ============
                                      (11)
The following is a breakdown by state of interest income on model home direct financing leases:

                        Three Months Ended
                           September 30,
State                  2000           1999
---------------------------------------------
Arizona             $   44,822     $      708
California             441,064              -
Colorado                     -         32,585
Florida                 27,678         91,483
Iowa                    67,682              -
Minnesota              109,056         15,610
Nevada                  50,034         35,935
New Jersey             301,086        520,471
New York                33,701         76,655
North Carolina          55,671          5,478
Pennsylvania           107,448        148,503
Texas                  116,739         10,273
Utah                    14,883              -
                    ----------     ----------
Total               $1,369,864     $  937,701
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

On August 31, 2000, we acquired two parcels of land in California consisting of 66 finished lots at a cost of approximately $20,500,000 and simultaneously leased the property to a major publicly traded homebuilder. We also granted the homebuilder an exclusive option to purchase the finished lots at prices ranging from approximately $218,000 to $477,000 per finished lot. We obtained insurance coverage to insure the performance of the homebuilder as well as the value of the real estate acquired.
                                      (12)

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




                                      (13)
Secured loans from financial institutions and capital contributions have been adequate to permit us to carry on operations to date. However, it may be necessary to finance the expansion of operations over the coming fiscal year with additional funds raised through the issuance of debt or equity securities. Should the need arise, we will attempt to complete a securities offering of debt or equity. The net proceeds of an offering, together with existing cash and credit facilities, as well as new facilities obtained on an "as needed" basis, should enable us to finance our growing level of operations. (See Financing Activities for additional information.)

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

Cash Flow - Three Months Ended September 30, 2000.

Net cash provided by operating activities comprised net income of $155,731, plus net adjustments for non-cash items of $19,350, and a net change in other operating assets and liabilities of $282,798.

Net cash used in investing activities comprised investment of direct financing leases of $1,542,244 offset by $1,048,429 in proceeds from sales of direct financing leases.

Net cash used in financing activities comprised principal payments on mortgages payable of $169,868, plus deferred financing costs of $318,431, purchase of treasury stock of $13,590, and preferred distributions of $20,000, offset by proceeds from stockholder loans of $250,000.


























                                      (14)


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

      (Duly Authorized Officer)
Date:   May 31, 2001

                                      (16)