Form 10-Q/A
period 2000-12-31
STRATEGIC CAPITAL RESOURCES INC
filed 2001-05-31
CIK 1009416

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
                                     INDEX


Part I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements                                   Page Number

           Condensed Consolidated Balance Sheets as of                  3
           December 31, 2000 (unaudited) and June 30, 2000.

           Condensed Consolidated Statements of Operations              4
           for the three months and six months ended December 31, 2000, and the three months and six months ended December 31, 1999 (unaudited)

           Condensed Consolidated Statements of Cash Flows              5
           for the six months ended December 31, 2000, and the six months ended December 31, 1999
           (unaudited)

           Notes to Condensed Consolidated Financial Statements       6-8
           (unaudited)

  Item 2.  Management's Discussion and Analysis of Financial         9-14
           Condition and Results of Operations.

Part II.   OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                            15

Signatures                                                             16






























                       STRATEGIC CAPITAL RESOURCES, INC.
                                AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   (Unaudited)
                                                  December 31,      June 30,
                                  ASSETS              2000            2000
                                                   -----------     -----------

Revenue producing assets:
 Net investment in direct financing leases:
   Model homes                                     $40,347,540     $42,025,522
   Residential real estate                          28,460,074               -
   Multi-family residential properties              10,227,999      10,227,999
                                                   -----------     -----------
   Total revenue producing assets                   79,035,613      52,253,521
                                                   -----------     -----------
Other assets:
 Cash                                                1,076,365       1,451,548
 Net assets realizable on divestiture                1,000,000       1,000,000
 Note receivable                                       650,000         650,000
 Deferred charges                                      892,355         445,810
 Other                                                 136,213         345,207
                                                   -----------     -----------
   Total other assets                                3,754,933       3,892,565
                                                   -----------     -----------
   Total assets                                    $82,790,546     $56,146,086
                                                   ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Mortgages and notes payable                       $71,684,129     $45,399,792
 Stockholder loans                                   1,238,600       1,141,920
 Accounts payable & accrued expenses                 1,029,911         834,869
 Unearned income                                       312,511         356,855
                                                   -----------     -----------
    Total liabilities                               74,265,151      47,733,436
                                                   -----------     -----------
Stockholders' equity:
 Convertible preferred stock, $.01 par value
   5,000,000 shares authorized
   400,000 shares issued and outstanding                 4,000           4,000
 Common stock, $.001 par value
  25,000,000 shares authorized and 17,012,005 issued
  15,045,225 shares outstanding at December 31, 2000    17,012               -
  15,661,725 shares outstanding at June 30, 2000             -          17,012
 Additional paid-in capital                          8,346,552       8,346,552
 Less treasury stock at cost, 1,966,780 and
  1,350,280 shares respectively at
  December 31, 2000 and June 30, 2000                 (444,028)       (343,176)
 Retained earnings                                     601,859         388,262
                                                   -----------     -----------
   Total stockholders' equity                        8,525,395       8,412,650
                                                   -----------     -----------
   Total liabilities and stockholders' equity      $82,790,546     $56,146,086
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
                                  (Unaudited)

                                  Three Months Ended       Six Months Ended
                                     December 31,            December 31,
                                   2000        1999        2000        1999
                                ----------  ----------  ----------- -----------
Revenues:
 Interest income on direct
  financing leases:
    Model homes                 $1,260,806  $1,215,505  $ 2,630,670 $ 2,153,206
    Residential real estate        766,445           -    1,005,044           -
    Multi-family residential       344,553     344,553      689,106     667,165
 Sale of direct financing
   leases                        3,170,780   4,909,852   10,250,849  12,696,067
 Other income                       40,939      18,557       69,522     127,625
                                ----------  ----------  ----------- -----------
  Total revenues                 5,583,523   6,488,467   14,645,191  15,644,063
                                ----------  ----------  ----------- -----------

Operating expenses:
  Interest and financing costs   1,573,284     945,146    2,881,406   1,674,858
  Multi-family residential costs 91,060 88,344 181,421 176,043 Cost of direct financing
    leases sold                  3,108,269   4,817,052   10,028,790  12,557,512
  Depreciation & amortization      228,035     139,911      406,933     256,631
  Corporate                        422,009     376,421      763,044     712,176
                                ----------  ----------  ----------- -----------
  Total operating expenses       5,422,657   6,366,874   14,261,594  15,377,220
                                ----------  ----------  ----------- -----------
Income before income taxes         160,866     121,593      383,597     266,843

Deferred income tax expense         48,000      36,000      115,000      80,000
                                ----------  ----------  ----------- -----------
Net income                         112,866      85,593      268,597     186,843

Preferred stock distributions       25,000      30,000       55,000      60,000
                                ----------  ----------  ----------- -----------
Income applicable to
  common shareholders            $  87,866   $  55,593   $  213,597  $  126,843
                                ==========  ==========  =========== ===========

Income per share
  Basic                          $    0.01   $    0.00   $     0.01  $     0.01
  Diluted                        $    0.01   $    0.00   $     0.01  $     0.01


Weighted average number of shares
  Basic                         15,418,247  15,834,142   15,518,002  15,869,006
  Diluted                       16,204,780  17,668,463   17,009,945  19,060,040







                            See accompanying notes.
                                      (4)




                       STRATEGIC CAPITAL RESOURCES, INC.
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            Six Months Ended December 31, 2000 and December 31, 1999
                                  (Unaudited)
                                                      Six Months Ended
                                                        December 31,
                                                      2000          1999
                                                   -----------    ----------
Net income                                          $ 268,597    $  186,843
                                                   -----------    ----------
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Amortization expense                                 396,459       248,069
 Depreciation expense                                  10,474         8,561
 Gain on sale of direct financing leases             (222,059)     (138,554)
 Changes in assets and liabilities:
   Decrease (Increase) in miscellaneous assets        145,520       (40,990)
   Increase in accounts payable & accrued expenses    124,535       115,392
   Increase (decrease) in unearned income             (44,344)      250,606
                                                   -----------    ----------
    Total adjustments                                 410,585       443,084
                                                   -----------    ----------
    Net cash provided by operating activities         679,182       629,927
                                                   -----------    ----------
Cash flows from investing activities
 Investment in direct financing leases             (2,666,942)   (5,105,645)
 Proceeds from sale of direct financing leases      1,406,016     2,184,904
 Loan advanced                                              -    (1,000,000)
                                                   -----------   -----------
    Net cash used in investing activities          (1,260,926)   (3,920,741)
                                                   -----------   -----------
Cash flows from financing activities:
 Proceeds from mortgages payable                    1,835,191     4,519,463
 Principal payments on mortgages payable             (971,080)     (347,830)
 Deferred financing costs                            (598,375)     (531,353)
 Proceeds from stockholder loans                       96,680             -
 Purchase of treasury stock                          (100,852)      (36,300)
 Preferred distributions                              (55,000)      (70,000)
                                                   -----------   -----------
  Net cash provided by
       financing activities                           206,564     3,533,980
                                                   -----------   -----------
Net increase (decrease) in cash                      (375,180)      243,166
Cash at beginning of period                         1,451,545       690,719
                                                   -----------   -----------
Cash at end of period                              $1,076,365    $  933,885
                                                   ===========   ===========
Supplemental disclosure of cash flow information:
                               Interest paid -     $2,729,044    $1,528,688






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

The financial statements for the three and six months ended December 31, 1999 and December 31, 2000 have been restated to give effect to the change in lease accounting. While the direct financing method of accounting for lease transactions has necessitated some change in presentation, there has been no material cumulative effect on the Company's financial position or results of operations as of December 31, 2000.

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
Note 3. Direct Financing Leases
The components of the net investment in direct financing leases at December 31, 2000 and June 30, 2000, are as follows:

                                            December 31, 2000    June 30, 2000
                                             --------------    -------------
Total minimum lease payments receivable       $79,865,333       $52,774,694

Add: Estimated unguaranteed residual
     of leased real estate                              -                 -

Less: Unearned income                             829,720           521,173
                                             --------------    -------------
Net investment in direct financing leases     $79,035,613       $52,253,521
                                             ==============    =============

Note 4. Segment Information

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

Note 5. Earnings Per Share

Basic and diluted earnings per share are calculated as follows:

                                  Three Months Ended        Six Months Ended
                                     December 31,             December 31,
                                   2000        1999         2000        1999
                                 ---------   ----------  ----------   ----------
Earnings
  Net income                       112,866      85,593      268,597     186,843
  Dividends on preferred shares     25,000      30,000       55,000      60,000
                                 ---------   ----------  ----------   ----------
Income(loss) applicable to
  common shareholders               87,866      55,593      213,597     126,843
                                 ==========  ==========  ===========  ==========
Basic:
Income(loss) applicable to
  common shareholders               87,866      55,593      213,597     126,843
Weighted average shares
outstanding during the period   15,418,247  15,834,142   15,518,002  15,869,006

  Basic                          $    0.01   $    0.00    $    0.01   $    0.01


Diluted:
Income(loss) applicable to
  common shareholders               87,866      55,593      213,597     126,843

Weighted average shares
outstanding during the period   15,418,247  15,834,142   15,518,002  15,869,006
Effect of dilutive securities:
  Stock Options                     81,666     549,793      402,705   1,109,382
  Warrants                         704,867   1,284,528    1,089,238   2,081,652
                                 ---------   ----------  ----------   ----------

                                      (7)

Diluted weighted common
 shares outstanding             16,204,780  17,668,463   17,009,945  19,060,040

  Diluted                        $    0.01   $    0.00    $    0.01   $    0.01

In addition, the Company's 400,000 shares of preferred stock are convertible into 400,000 shares of common stock. Such conversion has not been assumed since the effect on earnings per share would be anti-dilutive.

Note 6. Commitments & Contingencies
We make preliminary commitments to acquire revenue producing assets and to enter into various types of purchase and leaseback transactions as well as financing arrangements. We disclose these commitments as part of our routine reporting. Such preliminary commitments are subject to routine changes in size, dollar amounts, and closing time, prior to finalization. Such changes arise from a variety of factors, including changes in client needs, economic conditions, and completion of due diligence and financing agreements.

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
                                                 Three Months Ended
                                           December 31,       December 31,
                                         -----------------------------------
                                            2000        %       1999      %
                                         ----------   ----   ---------- ----
Revenues:
  Interest income on direct
   financing leases:
    Model homes                          $1,260,806    22%   $1,215,505  19%
    Residential real estate                 766,445    14%            -   -%
    Multi-family residential income         344,553     6%      344,553   5%
  Sale of direct financing leases         3,170,780    57%    4,909,852  76%
  Other income                               40,939     1%       18,557   -
                                         ----------   ----   ---------- ----
   Total revenues                         5,583,523   100%    6,488,467 100%
                                         ----------   ----   ---------- ----
Operating expenses:
  Interest and financing costs            1,573,284    28%      945,146  15%
  Multi-family residential expenses          91,060     2%       88,344   1%
  Cost of direct financing leases sold    3,108,269    56%    4,817,052  74%
  Depreciation & amortization               228,035     4%      139,911   2%
  Corporate                                 422,009     7%      376,421   6%
                                         ----------   ----   ---------- ----
  Total operating expenses                5,422,657    97%    6,366,874  98%
                                         ----------   ----   ---------- ----
Income before income taxes                  160,866     3%      121,593   2%

Deferred income tax expense                  48,000     1%       36,000   1%
                                         ----------   ----   ---------- ----
Net income                               $  112,866     2%   $   85,593   1%
                                         ==========   ====   ========== ====

Comparison of Three Months Ended December 31, 2000 to Three Months Ended December 31, 1999.

Interest income on direct financing leases for the three months ended December 31, 2000 increased $811,746 (or 52%) compared to the prior year period. The increased revenue was primarily attributable to the interest income on the residential real estate leases which amounted to $766,445 for the period, compared to $0 for the prior year period.

Sale of direct financing leases decreased $1,739,072 (or 35%) for the three months ended December 31, 2000 compared to the prior year period. During the three months ended December 31, 2000, we sold 16 model homes at an average price of $198,174, compared to 18 model homes at an average price of $272,770 for the prior year period, resulting in the decreased revenue.

Interest and financing costs increased $628,138 (or 66%) during the three months ended December 31, 2000 compared to the prior year period, primarily due to the increase in loans utilized to purchase additional assets under direct financing leases.

Net income for the three months ended December 31, 2000 was $112,866, compared to net income of $85,593 for the prior year period. Net income as a percentage of total revenues was consistent with the prior year period.


                                      (10)

Corporate costs increased $45,588 (a 12% increase), from $376,421 for the quarter ended December 31, 1999, to $422,009 for the quarter ended December 31, 2000. The increase was primarily attributable to a $47,000 increase in professional fees.

A summary of operating results for the six months ended December 31, 2000, and December 31, 1999 are presented below.
                                                Six Months Ended
                                           December 31,       December 31,
                                         -----------------------------------
                                            2000        %       1999      %
                                         ----------   ----   ---------- ----
Revenues:
 Interest income on direct
  financing leases:
    Model homes                          $2,630,670    18%   $2,153,206  14%
    Residential real estate               1,005,044     7%            -   -%
    Multi-family residential income         689,106     5%      667,165   4%
 Cost of direct financing leases sold    10,250,849    70%   12,696,067  81%
 Other income                                69,522      -      127,625   1%
                                         ----------   ----   ---------- ----
   Total revenues                        14,645,191   100%   15,644,063 100%
                                         ----------   ----   ---------- ----
Operating expenses:
  Interest and financing costs            2,881,406    20%    1,674,858  11%
  Multi-family residential expenses         181,421     1%      176,043   1%
  Cost of direct financing leases sold   10,028,790    68%   12,557,512  80%
  Depreciation & amortization               406,933     3%      256,631   2%
  Corporate                                 763,044     5%      712,176   4%
                                         ----------   ----   ---------- ----
  Total operating expenses               14,261,594    97%   15,377,220  98%
                                         ----------   ----   ---------- ----
Income before income taxes                  383,597     3%      266,843   2%

Deferred income tax expense                 115,000     1%       80,000   1%
                                         ----------   ----   ---------- ----
Net income                               $  268,597     2%   $  186,843   1%
                                         ==========   ====   ========== ====

Comparison of Six Months Ended December 31, 2000 to Six Months Ended December 31, 1999.

Interest income on direct financing leases for the six months ended December 31, 2000 increased $1,504,449 (or 53%) compared to the prior year period. The increased revenue was attributable to $1,005,044 in interest income on residential real estate leases compared to $0 for the prior year period, and a $477,464 increase in interest income on model home leases.

Sale of direct financing leases decreased $2,445,218 (or 19%) for the six months ended December 31, 2000 compared to the prior year period. During the six months ended December 31, 2000, we sold 41 model homes at an average price of $250,021, compared to 48 model homes at an average price of $264,501 for the prior year period, resulting in the decreased revenue.

Interest and financing costs increased $1,206,548 (or 72%) during the six months ended December 31, 2000 compared to the prior year period, primarily due to the increase in loans utilized to purchase additional assets under direct financing leases.



                                      (11)

Net income for the six months ended December 31, 2000 was $268,597, compared to net income of $186,843 for the prior year period. Net income as a percentage of total revenues was consistent with the prior year period.

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

The following is a summary of the acquisitions and development costs:

 Acquisition           Property       Purchase    Development
    Date               Location        Price        Costs         Total
-----------------     ----------     -----------  -----------   -----------
  August 2000         California     $20,546,010  $         -   $20,546,010
November 2000           Arizona        1,680,925            -     1,680,925
November 2000            Utah          2,539,458            -     2,593,458
December 2000           Nevada         3,554,591      139,090     3,693,681
                                     -----------  -----------   -----------
     Total                           $28,320,984  $   139,090   $28,460,074
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


Cash Flow - Six Months Ended December 31, 2000.

Net cash provided by operating activities comprised net income of $268,597, plus net adjustments for non-cash items of $184,874, and a net change in other operating assets and liabilities of $225,711.

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