Form 10-K
period 2001-06-30
STRATEGIC CAPITAL RESOURCES INC
filed 2001-08-10
CIK 1009416

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

              [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended June 30, 2001

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's outstanding Common Stock held by non-affiliates of the registrant on August 2, 2001 was approximately $852,000. There were 15,438,525 shares of Common Stock outstanding as of August 2, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Information Statement relating to the 2001 Annual Meeting of Shareholders to be held on November 1, 2001, are incorporated by reference in Part III hereof.

         PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential." Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, ability to continue insurance coverage, real estate values, and competition; changes in accounting principals, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors that may affect our operations, pricing, products and services.

                                     PART I

Throughout this report, we refer to Strategic Capital Resources, Inc., together with its wholly owned subsidiaries, as "we," "us," "our," or "the Company."

ITEM 1. BUSINESS

General

We are a Delaware corporation organized in 1995. Our principal operations consist of the following business lines:

  1) The purchase and leaseback of fully furnished model homes.

  2) The acquisition, development and sale of residential real estate.

  3) The purchase and leaseback of multi-family residential and other real estate.

Model Home Sale Leaseback Program
We purchase and leaseback fully furnished model homes complete with options and upgrades to major publicly traded homebuilders. The model homes are leased pursuant to a triple-net lease where the lessee is obligated to pay all maintenance, taxes, insurance, etc.

Since inception, we have purchased a total of 463 model homes at an aggregate purchase price in excess of $102,000,000.

The following is a breakdown of model homes and purchase price by state at June 30, 2001 and June 30, 2000:

                            June 30, 2001                   June 30, 2000
                     -------------------------         -----------------------
State                # of homes      Amount            # of homes   Amount
----------------     -------------------------         -----------------------
Arizona                 7         $    764,356             16     $  1,790,445
California             44           11,669,315             62       16,267,394
Florida                 3              836,403              5        1,122,689
Iowa                   15            2,622,695              -                -
Minnesota               7            1,683,505              -                -
Nevada                 13            1,667,790             13        1,667,790
New Jersey             29            8,079,198             34        9,470,671
New York                3              883,291              4        1,518,291
North Carolina          7            1,648,741              8        1,875,873
Pennsylvania            8            1,851,686             15        3,709,042
Texas                   9            2,299,900             19        4,107,230
Utah                    3              496,097              3          496,097
                   -------        -------------        -------    ------------
Total                 148         $ 34,502,977            179     $ 42,025,522
                   =======        =============        =======    ============

The following is a summary by state of model home purchases and sales since inception, as well as our inventory at June 30, 2001.

                         Number of       Number of        Model Home
                        Model Homes     Model Homes      Inventory at
State                    Purchased         Sold          June 30, 2001
-----------------       -----------     -----------     -------------
Arizona                      19              12                7
California                   62              18               44
Colorado                     22              22                0
Georgia                       5               5                0
Florida                     107             104                3
Iowa                         15               0               15
Minnesota                    21              14                7
Nevada                       13               0               13
New Jersey                  111              82               29
New York                      9               6                3
North Carolina               12               5                7
Pennsylvania                 31              23                8
Texas                        25              16                9
Utah                          5               2                3
Virginia                      6               6                0
                        -----------     -----------     -------------
Total                       463             315              148
                        ===========     ===========     =============

The following chart summarizes our model home purchases and sales by state since inception as well as the current model home inventory at June 30, 2001.

                          Cost of         Cost of         Model Home
                        Model Homes     Model Homes      Inventory at
State                    Purchased         Sold          June 30, 2001
-----------------      ------------    ------------     -------------
Arizona                $ 2,124,640      $1,360,284      $    764,356
California              16,267,394       4,598,079        11,669,315
Colorado                 4,715,463       4,715,463                 -
Georgia                  1,576,755       1,576,755                 -
Florida                 20,086,710      19,250,307           836,403
Iowa                     2,622,695               -         2,622,695
Minnesota                4,852,110       3,168,605         1,683,505
Nevada                   1,667,790               -         1,667,790
New Jersey              28,335,475      20,256,277         8,079,198
New York                 3,301,435       2,418,144           883,291
North Carolina           2,758,255       1,109,514         1,648,741
Pennsylvania             7,191,197       5,339,511         1,851,686
Texas                    5,060,757       2,760,857         2,299,900
Utah                       837,726         341,629           496,097
Virginia                 1,495,847       1,495,847                 -
                       ------------    ------------     -------------
Total                 $102,894,249     $68,391,272      $ 34,502,977
                       ============    ============     =============

The following is a breakdown of lease revenues by state for fiscal years ended June 30, 2001, 2000, and 1999:

                  Lease revenue      Lease revenue      Lease revenue
                    Year Ended         Year Ended         Year Ended
State                6/30/2001          6/30/2000          6/30/1999
-----------       ---------------    ---------------    ---------------

Arizona            $  132,499         $    180,445       $        -
California          1,529,366            1,304,561                -
Colorado                    -               81,126          274,911
Florida               102,954              246,035          912,838
Iowa                  290,065                    -                -
Minnesota             356,362               19,744           34,056
Nevada                200,135              183,914            1,198
New Jersey          1,085,792            1,572,944        2,336,894
New York              110,837              247,714          306,227
North Carolina        204,057              156,520           79,659
Pennsylvania          331,163              491,788          641,562
Texas                 407,561              287,196           45,076
Utah                   59,532               70,359                -
Virginia                    -                    -           31,119
                   ----------         ------------       ----------
  Total            $4,810,323         $  4,842,346       $4,663,540
                   ===========        ============       ==========


Model Home Program Subsequent Events

From July 1, 2001 through the date of this report, we sold five (5) model homes at an aggregate sales price of approximately $1.5 million which we originally purchased for approximately $1.2 million. As of the report date, we have sales contracts pending on seven (7) model homes for an aggregate sale price of approximately $2.8 million which we originally purchased for approximately $2.6 million.

Acquisition, Development, and Sale of Residential Real Estate

We purchase parcels of residential real estate selected by homebuilders from non-affiliated third parties. We also purchase residential real estate owned by the homebuilders and lease it back to them on triple-net basis. The parcels of land are acquired at the lower of appraised value or contract price. The parcels of land may require additional government approvals or entitlements and development work or consist of finished lots. If development work is required, the homebuilder enters into a fixed price development agreement to develop the parcels of land for us, and in some cases, is required to provide completion bonds for some or all work by a surety company acceptable to us. Reimbursement for development work performed is typically paid monthly. A lease and exclusive option to purchase agreement are entered into with the homebuilder simultaneously with the land acquisition. The terms and conditions of each transaction are project specific (lease rate, term, option deposit, takedown schedule, etc.). Insurance coverage is obtained to insure the prompt payment and performance of the homebuilder, as well as the fully developed value of the real estate acquired.

During the year ended June 30, 2001, we entered into six (6) Acquisition, Development and Sale of Residential Real Estate agreements in the following states; California (2), Nevada (2), Arizona, and Utah.

The following is a summary of the project costs by project number:

                        Development    Total        Remaining      Total
Project    Purchase     Costs Paid   Costs Paid    Development    Project
 Number     Price        to Date       to Date        Work         Costs
-------  -----------    -----------  -----------   -----------  -----------
  1      $20,546,010    $         -  $20,546,010   $         -  $20,546,010
  2        1,680,925        328,232    2,009,157       846,477    2,855,634
  3        2,539,458        470,687    3,010,145     1,879,855    4,890,000
  4        3,554,591        800,335    4,354,926     1,512,874    5,867,800
  5        8,083,084      1,176,468    9,259,552     3,431,190   12,690,742
  6        6,762,000              -    6,762,000             -    6,762,000
         -----------    -----------  -----------   -----------  -----------
Total    $43,166,068    $ 2,775,722  $45,941,790   $ 7,670,396  $53,612,186
         ===========    ===========  ===========   ===========  ===========

The following is a summary of total costs paid to date, sale of finished lots, and residential real estate balance at June 30, 2001:

               Total         Sale of
Project     Costs Paid      Finished     Balance at
 Number       to Date         Lots      June 30, 2001    Location
-------     -----------    -----------  -------------  ------------
  1         $20,546,010    $         -   $20,546,010    California
  2           2,009,157         49,663     1,959,494    Arizona
  3           3,010,145      1,169,347     1,840,798    Utah
  4           4,354,926        197,791     4,157,135    Nevada
  5           9,259,552              -     9,259,552    Nevada
  6           6,762,000              -     6,762,000    California
            -----------    -----------   -----------
Total       $45,941,790    $ 1,416,801   $44,524,989
            ===========    ===========   ===========

The following is a breakdown of interest income on residential real estate direct financing leases by state:

                            Year Ended
                             June 30,
State                  2001           2000
-------------       -------------------------
Arizona             $  146,417     $        -
California           2,453,415              -
Nevada                 454,122              -
Utah                   210,645              -
                    ----------     ----------
Total               $3,264,599     $        -
                    ==========     ==========
Acquisition, Development, and Sale of Residential Real Estate Subsequent Events

The following is a summary of development costs paid and sale of finished lots from July 1, 2001 through the date of this report.

                             Sale of
Project     Development     Finished
 Number     Costs Paid        Lots
-------     -----------    -----------
  2         $    29,486    $   188,720
  3             675,729        504,946
  4              59,785              -
  5             207,863        406,391
            -----------    -----------
Total       $   972,863    $ 1,100,057
            ===========    ===========

Multi-family Residential and Other Real Estate

On July 15, 1999 we purchased a 288 unit multi-family residential property in Jacksonville, Florida for a purchase price of $10,227,999. The purchase price was paid as follows:

  Assumption of existing first mortgage      $ 4,927,999
  New loan                                     5,300,000
                                             -----------
  Total purchase price                       $10,227,999
                                             ===========

Simultaneous with the purchase, we entered into an operation, maintenance, and management agreement which provides for payment of a minimum income stream per month. The agreement also requires the management company to purchase the property at the end of five years. The performance under the agreement is insured by an insurance company rated "AAA" by Standard & Poors.

Competition and Market Factors

We are subject to all the general risks associated with investment in real estate such as adverse changes in general or local economic conditions, changes in the supply of or demand for similar or competing properties in an area, changes in interest rates and operating expenses, changes in market rental rates, changes in and compliance with accounting issues relating to off balance sheet financing, inability to procure residual value insurance polices, inability to lease properties upon the termination or expiration of existing leases, the renewal of existing leases and inability to collect payments from operators.

Our business operates in a highly competitive environment. The financial services industry consists of a large number of companies, including banks, pension funds, insurance companies, finance companies, leasing companies, and real estate investment trusts, most of which are larger and have greater financial resources than we do.

There can be no assurance that we will be able to raise sufficient capital through borrowings, or the issuance of debt and equity securities, to achieve our investment objectives.

We are dependent on the efforts of our executive officers, key employees and directors. We have employment contracts with only two such persons. There can be no assurance that we will be able to recruit additional personnel with equivalent experience in the event of our loss of their services.

Employees

At August 2, 2001, we employed 7 persons, which included sales and marketing, executive, and administrative personnel. None of our employees are covered by a collective bargaining agreement and management considers the relationship with its employees to be excellent.

ITEM 2. PROPERTIES

Our corporate office is located at 2500 Military Trail North, Suite 260, Boca Raton, Florida 33431, where we lease 2,798 square feet of office space. Our lease terminates January 2002. We are currently evaluating new office space in the Boca Raton, Florida area similar to our existing office space.


We own additional properties more fully described in Item 1.



Insurance

We have comprehensive liability, fire, flood, extended coverage and rental loss insurance with respect to our Properties. We believe that such insurance provides adequate coverage for potential exposure.

ITEM 3. LEGAL PROCEEDINGS

We are not presently involved in any other material litigation nor, to our knowledge, is any material litigation threatened against us or our properties, other than routine litigation arising in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders in the fourth quarter of our fiscal year ended June 30, 2001.

However, during June 2001, a majority of our shareholders by consent approved a 2001 incentive stock option plan.




                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is traded on the OTC Bulletin Board under the symbol "JJFN". The following table sets forth, for the periods indicated, the high and low closing sales price for the Common Stock, as reported by the OTC Bulletin Board. As of June 30, 2001 there were approximately 738 shareholders of record. The closing sale price of our Common Stock as reported on the OTC Bulletin Board, on August 2, 2001, was $0.18.


                                  Year Ended June 30,
                            ----------------------------------
                                 2001                2000
                            -------------      ---------------
                             High    Low        High      Low
                            -----   -----      -----     -----

First Quarter                0.20    0.18       0.30      0.25
Second Quarter               0.14    0.12       0.25      0.24
Third Quarter                0.13    0.12       0.35      0.30
Fourth Quarter               0.19    0.15       0.21      0.20

We have not paid any cash dividends on our Common Stock and do not anticipate paying any in the foreseeable future. We intend to continue our present policy of retaining earnings for investment in our operations.

On November 2, 1995, we sold 400,000 shares of our 6% participating convertible preferred stock for $1,000,000 in cash. Each share is convertible into one share of our common stock at $2.50 per share commencing in December 1996. Dividends are declared on the basis of a 50% participation in the rental revenue stream up to $60,000 per year. The preferred stock is redeemable at our option at par.

During the year ended June 30, 1999, the Company commenced payment of current preferred distributions and distributions in arrears. As of June 30, 2001, there are no unpaid distributions in arrears.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below for the years ended June 30, 2001, 2000, 1999, 1998, and 1997 have been derived from the Company's audited consolidated financial statements. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto included elsewhere in this Report.


                            SELECTED FINANCIAL DATA
                     (In thousands, except per share data)

                                                Years Ended June 30,
                                    -------------------------------------------
                                      2001    2000     1999     1998     1997
                                    -------- -------- -------- -------- --------
Income Statement Data:

Revenues                            $27,538  $26,073  $26,287  $21,303  $ 7,525

Expenses                            $26,218   25,749   26,019   21,336    7,479
                                    -------- -------- -------- -------- --------
Operating income                      1,320      324      268      (33)      46

Impairment charge                     1,000      100        -        -        -
                                    -------- -------- -------- -------- --------
Income (loss) from continuing
 operations before income tax
 benefit (expense)                      320      224      268      (33)      46

Deferred income tax
 benefit (expense)                      (95)     (67)     (80)      10       97
                                    -------- -------- -------- -------- --------
Income (loss) from continuing
 operations                             225      157      188      (23)     143

Discontinued operations, net of taxes
  Loss from discontinued operations       -        -        -        -      (54)
  Gain on disposal of
  discontinued operations                 -        -        -        -      284
                                    -------- -------- -------- -------- --------
Net income (loss)                       225      157      188      (23)     373

Preferred stock distributions            85      120       90        -        5
                                    -------- -------- -------- -------- --------
Income (loss) applicable to
common shareholders                 $   140  $    37  $    98  $   (23) $   368
                                    ======== ======== ======== ======== ========

Per Share Data:
Basic:
Net income (loss)                      0.01     0.00     0.01     0.00     0.02
Weighted average number
  of common shares outstanding       15,540   15,790   16,185   16,911   16,551

Assuming Dilution:
Net income (loss)                      0.01     0.00     0.01     0.00     0.02
Weighted average number
  of common shares outstanding       17,105   18,859   18,916   18,072   18,911


                                                      June 30,
                                    -------------------------------------------
                                      2001    2000     1999     1998     1997
                                    -------- -------- -------- -------- --------
Balance Sheet Data:

Total assets                         94,671   56,146   37,159   40,824   32,934

Mortgages and notes payable          84,642   46,541   27,958   31,538   23,658

Other liabilities                     1,591    1,192      765      685      683

Stockholders' equity                  8,438    8,413    8,436    8,601    8,593



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

A summary of the operating results of Strategic Capital Resources, Inc. and subsidiaries for the fiscal years ended June 30, 2001, June 30, 2000, and June 30, 1999 are presented below:

                                                Years Ended June 30,
                                   --------------------------------------------
                                       2001           2000             1999
                                   --------------------------------------------
                                              (Dollars in thousands)
Revenues:
 Interest income on direct
  financing leases:
    Model homes                    $ 4,810  17%    $ 4,842  19%    $ 4,664  18%
    Residential real estate          3,265  12%          -   -%          -   -%
    Multi-family residential         1,378   5%      1,356   5%          -   -%
  Sale of direct financing leases:
    Model homes                     16,532  60%     19,551  75%     21,496  82%
    Residential real estate          1,417   5%          -   -%          -   -%
  Other income                         136   1%        324   1%        127   -%
                                 ----------------------------------------------
  Total revenues                    27,538 100%     26,073 100%     26,287 100%

Costs and expenses:
  Interest and financing costs       5,814  21%      3,948  15%      2,806  11%
  Multi-family operating               365   1%        355   1%          -   -%
  Cost of direct financing lease sold:
    Model homes                     16,155  59%     19,227  74%     21,270  81%
    Residential real estate          1,417   5%          -   -%          -   -%
  Depreciation & amortization          931   3%        665   3%        509   2%
  Corporate                          1,536   6%      1,554   6%      1,434   5%
                                 ----------------------------------------------
  Total costs and expenses          26,218  95%     25,749  99%     26,019  99%
                                 ----------------------------------------------
Operating income                     1,320   5%        324   1%        268   1%

Impairment charge                    1,000   4%        100   -%          -   -%
                                 ----------------------------------------------
Income before income tax expense       320   1%        224   1%        268   1%

Income tax expense                      95   -%         67   -%         80   -%
                                 ----------------------------------------------
Net income                          $  225   1%     $  157   1%     $  188   1%
                                 ==============================================

Comparison of Year Ended June 30, 2001 to Year Ended June 30, 2000.

Interest income on direct financing leases for the year ended June 30, 2001 increased $3,254,517 (or 53%) compared to the prior year period. The increased revenue was primarily attributable to the interest income on the residential real estate leases which amounted to $3,264,599 for the period, compared to $0 for the prior year period.

Sale of direct financing leases decreased $1,602,324 (or 8%) for the year ended June 30, 2001 compared to the prior year period. During the year ended June 30, 2001, we sold 69 model homes at an average price of $260,131, compared to 76 model homes at an average price of $257,255 for the prior year period, resulting in the decreased revenue.

Interest expense increased $1,865,551 (or 47%) during the year ended June 30, 2001 compared to the prior year period, primarily due to the increase in loans utilized to purchase additional assets under direct financing leases.

Net income for the year ended June 30, 2001 was $ 224,537, compared to net income of $156,954 for the prior year period. Net income as a percentage of total revenue was consistent with the prior year period.

Corporate costs decreased $17,822 (a 1% decrease), from $1,553,940 for the year ended June 30, 2000, to $1,536,118 for the year ended June 30, 2001. Corporate costs as a percentage of total revenue was consistent with the prior year period.


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

Sale of direct financing leases decreased $1,944,568 (or 9%) for the year ended June 30, 2000 compared to the prior year period. During the year ended June 30, 2000, we sold 76 model homes at an average price of $257,255, compared to 95 model homes at an average price of $226,273 for the prior year period, resulting in the decreased revenue.

Interest expense increased $1,142,422 (or 41%) during the year ended June 30, 2000 compared to the prior year period, primarily due to the increase in loans utilized to purchase additional assets under direct financing leases.

Net income for the year ended June 30, 2000 was $ 156,954, compared to net income of $187,834 for the prior year period. Net income as a percentage of total revenue was consistent with the prior year period.

Corporate costs increased $120,135 (a 8% increase), from $1,433,805 for the year ended June 30, 1999, to $1,553,940 for the year ended June 30, 2000. Corporate costs as a percentage of total revenue was consistent with the prior year period.


Segment Information

Segment Information - Statement of Financial Accounting Standards No. 131 ("FAS 131") "Disclosures About Segments of an Enterprise and Related Information" established new standards for segment reporting based on the way management organizes segments within a company for making operating decisions and assessing performance. We have determined that we did not have any separately reportable operating segments for the years ended June 30, 2001, June 30, 2000, and June 30, 1999.

Trends in Operations

Our operations continue to accelerate at a rapid pace. For the fiscal year ended June 30, 2001, total purchases of revenue producing assets were in excess of $53 million, compared to $35 million for the year ended June 30,
2000.   Monthly revenue from direct financing leases outstanding at June 30,
2001, 2000, and 1999 were $912,000, $521,000, and $347,000, respectively.

Inflation

Inflation has not had a significant impact on the results of operations and is not anticipated to have a significant negative impact in the foreseeable future. Although increases in the rate of inflation may tend to increase interest rates which may increase our cost of borrowed funds, we attempt to pass the increases through to our customers through increased lease rates. The potential adverse impact of inflation on our lease operations is further mitigated by requiring lessees to pay all operating expenses, including real property taxes, insurance and utilities.

However, there is no assurance that inflation will not have a material adverse impact on our future results of operation.

Liquidity and Capital Resources

Our uses for cash during the year ended June 30, 2001 were for revenue producing asset acquisitions, interest, operating expenses, and repurchase of common stock. We provided for our cash requirements from borrowings, the sale of direct financing leases, and other revenues. We believe that these sources of cash are sufficient to finance our working capital requirements and other needs.

Common Stock Repurchase Plan

In November 1999, we announced that our Board of Directors had authorized the purchase of an additional 1,000,000 shares to its existing Share Repurchase Program. As of June 30, 2001, 965,345 shares have been repurchased under this program, of which 723,200 shares were purchased during the year ended June 30, 2001.

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

Cash Flows

Net cash provided by operating activities totaled $1,861,974, comprised of net income of $224,536, plus net adjustments for non-cash items of $1,553,549, plus a net change in other operating assets and liabilities of $83,889.

Net cash used in investing activities comprised investment in direct financing leases of $5,356,597, plus capital expenditures of $9,511, offset by $1,983,897 in proceeds from sale of direct financing leases, and proceeds from note receivable of $650,000.

Net cash provided by financing activities comprised proceeds from mortgages payable of $5,773,240 plus proceeds from stockholder loans of $81,680, offset by deferred financing costs of $948,012, purchase of treasury stock of $114,823, principal payments on mortgages payable of $1,301,753, and preferred distributions of $85,000.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates primarily as a result of our floating rate debt arrangements, which includes borrowings under lines of credit. These lines, along with cash flow from operations, are used to maintain liquidity and fund business operations. The nature and amount of our debt may vary as a result of business requirements, market conditions and other factors. It has not been necessary for us to use derivative instruments to adjust our interest rate risk profile, although we continuously evaluate the need for interest rate caps, swaps, and other interest rate-related derivative contracts, to mitigate this risk.

A hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate curve would adversely affect our annual interest cost by approximately $575,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY SCHEDULES

                       STRATEGIC CAPITAL RESOURCES, INC.
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                         Page

Independent Auditors' Report                                              F-2

Consolidated balance sheets as of June 30, 2001 and 2000                  F-3

Consolidated statements of operations for the years ended
    June 30, 2001, 2000, and 1999                                         F-4

Consolidated statements of stockholders' equity for the years ended
    June 30, 2001, 2000 and 1999                                          F-5

Consolidated statements of cash flows for the years ended
    June 30, 2001, 2000, and 1999                                         F-6

Notes to consolidated financial statements                        F-7 to F-21

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Strategic Capital Resources, Inc.
   and subsidiaries
Boca Raton, Florida


We have audited the accompanying consolidated balance sheets of Strategic Capital Resources, Inc. and subsidiaries as of June 30, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2001, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Strategic Capital Resources, Inc. and subsidiaries as of June 30, 2001 and 2000 and the results of its consolidated operations and its consolidated cash flows for the years ended June 30, 2001, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.





HORTON & COMPANY, L.L.C.



Wayne, New Jersey
July 24, 2001






               STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                               June 30,
                                                     --------------------------
                                                          2001          2000
                                                     --------------------------
Revenue producing assets:
  Net investment in direct financing leases:
   Model Homes                                        $34,502,977   $42,025,522
   Residential real estate                             44,524,990             -
   Multi-family residential properties                 10,227,999    10,227,999
                                                      -----------   -----------
                                                       89,255,966    52,253,519
                                                      -----------   -----------
Other assets:
  Cash                                                  3,986,639     1,451,548
  Net assets realizable on divestiture                          -     1,000,000
  Note receivable                                               -       650,000
  Deferred charges                                        673,382       445,810
  Other                                                   754,519       345,207
                                                      -----------   -----------
        Total other assets                              5,414,540     3,892,565
                                                      -----------   -----------
        Total assets                                  $94,670,506   $56,146,086
                                                      ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Mortgages and notes payable                       $ 83,351,379  $ 45,399,792
   Accounts payable and accrued expenses                1,290,159       834,869
   Unearned income                                        368,003       356,855
   Stockholder loans                                    1,223,100     1,141,920
                                                      -----------   -----------
        Total liabilities                              86,232,641    47,733,436
                                                      -----------   -----------

Stockholders' equity:
 Convertible preferred stock, $.01 par value
   5,000,000 shares authorized,
   400,000 shares issued and outstanding
     in 2001 and 2000                                       4,000         4,000
 Common stock, $.001 par value
 25,000,000 shares authorized,
 17,512,005 shares issued, 15,438,525 outstanding in 2001  17,512             -
 17,012,005 shares issued, 15,661,725 outstanding in 2000       -        17,012
 Additional paid-in capital                             8,346,552     8,346,552
 Treasury stock, 2,073,480 shares in 2001,
  and 1,350,280 shares in 2000                           (457,999)     (343,176)
 Retained earnings                                        527,800       388,262
                                                      -----------   -----------
        Total stockholders' equity                      8,437,865     8,412,650
                                                      -----------   -----------
        Total liabilities and stockholders' equity    $94,670,506   $56,146,086
                                                      ===========   ===========

                 See notes to consolidated financial statements

STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Year Ended June 30,
                                      -----------------------------------------
                                         2001          2000           1999
                                      ------------  -----------   -------------
Revenues:
 Interest income on direct
   financing leases:
     Model homes                      $ 4,810,323   $ 4,842,346    $ 4,663,540
     Residential real estate            3,264,599             -              -
     Multi-family residential           1,378,213     1,356,271              -
 Sale of direct financing leases:
     Model homes                       16,532,241    19,551,367     21,495,935
     Residential real estate            1,416,802             -              -
 Interest and other income                135,798       323,620        127,445
                                      ------------  -----------   -------------
                                       27,537,976    26,073,604      26,286,920
                                      ------------  -----------   -------------
Costs and expenses:
 Interest and financing costs           5,814,031     3,948,480       2,806,058
 Multi-family residential                 365,696       354,722               -
 Cost of direct financing leases sold:
   Model homes                         16,154,849    19,227,557      21,270,040
   Residential real estate              1,416,802             -               -
 Depreciation & Amortization              930,942       664,751         508,783
 Corporate                              1,536,118     1,553,940       1,433,805
                                      ------------  -----------   -------------
                                       26,218,438    25,749,450      26,018,686
                                      ------------  -----------   -------------
Operating income                        1,319,538       324,154         268,234

Impairment charge                       1,000,000       100,000               -
                                      ------------  -----------   -------------
Income before income tax expense          319,538       224,154         268,234

Deferred income tax expense                95,000        67,200          80,400
                                      ------------  -----------   -------------
Net income                                224,538       156,954         187,834

Preferred stock distributions              85,000       120,000          90,000
                                      ------------  -----------   -------------
Income applicable to
  common shareholders                 $   139,538   $    36,954    $     97,834
                                      ============  ===========   =============
Earnings per share data:

  Basic earnings per share            $      0.01   $     0.00    $       0.01
                                      ------------  -----------   -------------
  Diluted earnings per share          $      0.01   $     0.00    $       0.01
                                      ------------  -----------   -------------

                 See notes to consolidated financial statements

STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                For the years ended June 30, 2000, 1999 and 1998


                                      Preferred stock          Common Stock
                                    ------------------   ---------------------
                                     Shares    Amount      Shares      Amount
                                    --------  --------   ----------  ----------
Balance,  June 30, 1998              400,000    $4,000   17,012,005     $17,012

Treasury stock purchased                -         -            -           -

Preferred distributions                 -         -            -           -

Net income                              -         -            -           -
                                   ---------  --------   ----------  ----------
Balance,  June 30, 1999              400,000     4,000   17,012,005      17,012

Treasury stock purchased                -         -            -           -

Preferred distributions                 -         -            -           -

Net income                              -         -            -           -
                                   ---------  --------   ----------  ----------
Balance,  June 30, 2000              400,000   $ 4,000   17,012,005   $  17,012

Treasury stock purchased                -         -            -           -

Warrant exercised                       -         -         500,000         500

Preferred distributions                 -         -            -           -

Net income                              -         -            -           -
                                   ---------  --------   ----------  ----------
Balance,  June 30, 2001              400,000   $ 4,000   17,512,005   $  17,512
                                   =========  ========   ==========  ==========



                                   Additional   Treasury Stock
                                    Paid-In    ----------------       Retained
                                    Capital    Shares    Amount       Earnings
                                 ----------   --------   ----------  -----------
Balance,  June 30, 1998          $8,346,552    (77,920)    $(20,354)  $ 253,474

Treasury stock purchased               -    (1,030,215)    (262,432)       -

Preferred distributions                -          -            -        (90,000)

Net income                             -          -            -        187,834
                                 ----------   --------   ----------  -----------
Balance,  June 30, 1999           8,346,552 (1,108,135)    (282,786)    351,308

Treasury stock purchased               -      (242,145)     (60,390)       -

Preferred distributions                -          -            -       (120,000)

Net income                             -          -            -        156,954
                                 ----------   --------   ----------  -----------
Balance,  June 30, 2000           8,346,552 (1,350,280)    (343,176)    388,262

Treasury stock purchased               -      (723,200)    (114,823)       -

Preferred distributions                -          -            -        (85,000)

Net income                             -          -            -        224,538
                                 ----------   --------   ----------  -----------
Balance,  June 30, 2001          $8,346,552 (2,073,480)   $(457,999)   $527,800
                                 ==========   ========   ==========  ===========

                 See notes to consolidated financial statements

STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES






                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                 For the Year Ended June 30,
                                               ---------------------------------
                                                   2001       2000     1999
                                               ----------- ---------- ----------


Net income                                      $ 224,538  $ 156,954  $ 187,834
                                               ----------- ---------- ----------
Adjustments to reconcile net income
  to net cash provided by operating activities:
   Amortization expense                           912,191    647,300    494,604
   Depreciation expense                            18,751     17,451     14,179
   Gain on sale of direct financing leases       (377,396)  (323,810)  (225,895)
   Impairment charge                            1,000,000    100,000          -
 Changes in assets and liabilities:
 (Increase) decrease in deferred income tax asset  36,000     (9,800)    80,400
 (Increase) decrease in other assets             (418,554)  (241,746)    26,527
 Increase (decrease) in accounts payable and
  accrued expenses                                455,292    169,236     47,972
 Increase (decrease) in unearned income            11,149    188,611    (35,121)
                                               ----------- ---------- ----------
         Total adjustments                      1,637,433    547,242    402,666
                                               ----------- ---------- ----------
         Net cash provided by
           operating activities                 1,861,971    704,196    590,500
                                               ----------- ---------- ----------
Cash flows from investing activities:
  Investment in direct financing leases:
    Model homes                                  (482,502)(5,105,645)(4,216,654)
    Residential real estate                    (4,874,095)         -          -
  Proceeds from sale of direct financing leases:
    Model homes                                 1,913,058  3,186,506  4,897,860
    Residential real estate                        70,839          -          -
  Loan advanced                                         - (1,000,000)         -
  Proceeds from note receivable                   650,000    350,000          -
  Capital expenditures                             (9,511)    (3,933)   (14,594)
                                               ----------- ---------- ----------
     Net cash provided by (used in)
       investing activities                    (2,732,211)(2,573,072    666,612
                                               ----------- ---------- ----------
Cash flows from financing activities:
    Proceeds from mortgages & notes payable     5,773,240  4,519,462    972,109
    Principal payments on mortgages payable    (1,301,754)  (958,886)(1,390,406)
    Deferred finance charges                     (948,012)  (566,494)  (460,891)
    Proceeds from (repayment of)
      stockholder loans                            81,680   (173,987)   290,000
    Preferred distributions                       (85,000)  (130,000)   (80,000)
    Purchase of treasury stock                   (114,823)   (60,390)  (262,432)
                                               ----------- ---------- ----------
     Net cash provided by (used in)
       financing activities                     3,405,331  2,629,705   (931,620)
                                               ----------- ---------- ----------
Net increase in cash                            2,535,091    760,829    325,492

Cash at beginning of year                       1,451,548    690,719    365,227
                                               ----------- ---------- ----------
Cash at end of year                            $3,986,639 $1,451,548  $ 690,719
                                               =========== ========== ==========


                 See notes to consolidated financial statements
                                      F-6


                       STRATEGIC CAPITAL RESOURCES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                For the years ended June 30, 2001, 2000 and 1999


1.      Description of business and significant accounting policies

        Description of business

The Company is engaged in three lines of business, all with major homebuilders and real estate developers:

1) The purchase and leaseback of fully-furnished model homes.

2) The acquisition, development and sale of residential real estate.

3) The purchase and leaseback of multi-family residential and other real estate.

        Basis of presentation

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

        Principles of consolidation

The accompanying consolidated financial statements include the accounts of Strategic Capital Resources, Inc. and of its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

        Special-purpose subsidiary

During 1997, the Company formed Model Funding I, L.L.C. ("MFI"), a wholly-owned, special-purpose subsidiary. MFI was formed for the exclusive purpose of acquiring model homes and leasing them back to a single major real estate developer and homebuilder until such time as they are sold to third parties. In connection with the acquisition of model homes, MFI entered into loan agreements, which impose restrictions applicable only to MFI. These restrictions are not applicable to the Company. The restrictive covenants impose limits on the following: (a) employees, (b) operating costs, (c) asset acquisitions, (d) a single lessee, (e) minimum dollar value of lease payments,
(f) incurring additional debt without prior approval, and (g) transaction duration.

1.      Description of business and significant accounting policies (continued)

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

At June 30, 2001 and 2000, the Company had cash balances with two banks, which were, in the aggregate, $3,335,738 and $920,560, respectively, in excess of the $100,000 limit insured by the Federal Deposit Insurance Corporation.
Based on credit analysis of the financial institutions with which it does business, the Company believes it is not exposed to any significant credit risk on cash. Cash balances include $25,495 and $111,444 in restricted cash accounts at June 30, 2001 and 2000, respectively.

As of June 30, 2001, the Company has purchased, and is leasing, model homes located in Florida, California, Arizona, North Carolina, Texas, New Jersey, New York, Pennsylvania, Iowa, Minnesota, Nevada, and Utah. The Company has purchased and is developing residential real estate in Arizona, California, Nevada and Utah. The multi-family residential properties are located in Florida. All such properties have been leased to various different major homebuilders and real estate developers (Note 3).

        Depreciation

Office furniture and equipment (included in other assets) are carried at cost and are depreciated on the straight-line method over a five-year period.

1.      Description of business and significant accounting policies (continued)

        Accounting standards changes

In October 1995, the Financial Accounting Standards Board issued "Accounting for Stock Based Compensation" ("SFAS 123") which is effective for fiscal years beginning after December 15, 1995. With respect to stock options granted to employees, SFAS 123 permits companies to continue using the accounting method promulgated by the Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," to measure compensation or to adopt the fair value-based method prescribed by SFAS 123. The Company has elected to continue to account for stock-based compensation in accordance with APB 25 and therefore, SFAS 123 has no effect on the financial statements of the Company for the years ended June 30, 2001, 2000 and 1999. Under APB 25, the Company does not recognize compensation expense for its stock option plans as options are granted at an exercise price equal to, or greater than, the market price. If the Company were to issue options at less than the market price, the Company would then recognize compensation expense in an amount equal to the excess of the market value of the underlying stock over the exercise price of the stock option. If the APB 25 method is continued and if the differences are material, pro forma disclosures are required as if SFAS 123 accounting provisions were followed. No pro forma disclosures have been presented since, in the opinion of management, the effect of the application of such provision is immaterial to the financial statements for the years ended June 30, 2001, 2000 and 1999.

In June 1997, the Financial Accounting Standards Board issued "Reporting Comprehensive Income" ("SFAS 130") which is effective for years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income consists of foreign currency translation adjustments, unrealized gain and losses on certain investments in debt and equity securities and minimum pension liability adjustments. The Company currently has no items of comprehensive income and therefore, the pronouncement has had no impact on the Company's financial statements.

In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137. SFAS 133 requires companies to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. SFAS 133 is effective as of July 1, 2000 for the Company and its implementation will not have a material effect on the Company's financial position or results of operations.

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

1.      Description of business and significant accounting policies (continued)

        Earnings  per common share

Basic earnings per common share is computed by dividing the net income applicable to common stock shareholders by the weighed average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents then outstanding using the treasury-stock method.

                                                 Years ended June 30,
                                          -----------------------------------
                                             2001        2000         1999
                                          ----------  ----------   ----------
Earnings:
   Net income                             $  224,538  $  156,954   $  187,834
   Dividends on preferred shares             (85,000)   (120,000)     (90,000)
                                          ----------  ----------   ----------

Income applicable to common
  shareholders                            $  139,538  $   36,954   $   97,834
                                          ==========  ==========   ==========

Basic:
Income applicable to common
  shareholders                            $  139,538  $   36,954   $   97,834
                                          ==========  ==========   ==========

Weighted average shares outstanding during
   the period                             15,540,242  15,790,441   16,185,044
                                          ==========  ==========   ==========

Basic earnings per share                  $      .01  $      .00   $      .01
                                          ==========  ==========   ==========

Diluted:
Income applicable to common
  shareholders                            $  139,538  $   36,954   $   97,834
                                          ==========  ==========   ==========

Weighted average shares outstanding during
   the period                             15,540,242  15,790,441   16,185,044
Effect of dilutive securities:
   Stock options                             680,317   1,027,146      968,524
   Warrants                                  788,458   2,041,923    1,762,673
                                          ----------  ----------   ----------
Diluted weighted average shares
  outstanding                             17,009,017  18,859,510   18,916,241
                                          ==========  ==========   ==========

Diluted earnings per share                $      .01  $      .00   $      .01
                                          ==========  ==========   ==========


In addition, the Company's 400,000 shares of preferred stock are convertible into 400,000 shares of common stock. Such conversion has not been assumed since the effect on earnings per share would be anti-dilutive.

1.      Description of business and significant accounting policies (continued)

        Lease accounting policies

FASB Statement of Financial Accounting Standards No. 13 requires that a lessor account for each lease by either direct financing, sales-type or operating method. The Company has historically accounted for all leases under the operating method.

The Securities and Exchange Commission (SEC) has examined the Company's Annual Report on Form 10-K for the year ended June 30, 2000, and commented on certain issues relating to the Company's accounting for lease transactions under the operating method. After discussions with the SEC, and review of FASB Statement of Financial Accounting Standards No. 13, the Company concurs with the SEC's comments and has revised the method of accounting for its lease transactions to the direct financing method.

The Company's financial statements through June 30, 2000, were previously restated to give effect to the change in lease accounting. While the direct financing method of accounting for lease transactions has necessitated some change in presentation, there has been no material cumulative effect on the Company's financial position or results of operations as of June 30, 2000.

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

2.      Leasing arrangements

        Model home purchase and lease back

The Company has entered into a series of direct financing leases with various major homebuilders and real estate developers (the "Lessees") which provide for monthly lease payments which are negotiated on a per transaction basis and are designed to cover debt service as well as to provide positive cash flow. Under the terms of the lease agreements, all expenses arising during the term of the lease are paid by the Lessee including, but not limited to, utilities, homeowner association assessments, maintenance, insurance and real estate taxes.

The leases terminate only upon the sale of the model homes. In connection therewith, the Company has entered into net listing agreements with the real estate brokerage affiliates of some of the Lessees. Such agreements provide for commissions and incentives, which are negotiated on a per transaction basis. The sales price may not be less than the original cash closing purchase price unless the Lessee elects to pay any deficiency at the closing.

All Lessees are required to provide a surety bond or equivalent financial instrument in order to assure the performance of their obligations. The financial instruments provided by Lessees have historically ranged from 5% to 110% of the Company's purchase price of the model homes, including related costs.

2.      Leasing arrangements (continued)

        Model home purchase and lease back (continued)

In many cases, the Company has obtained various forms of insurance, which effectively serve as credit enhancements. The insurance instrument insures the timely payment by the lessee of the lease payments. In the event of default by the lessee, the insurer has an obligation to continue to make the lease payments. The Company negotiates the premium for the insurance on a case-by-case basis. All such insurance has been obtained from major domestic based insurance companies rated "A" through "AAA" by major credit rating agencies. The intent of these arrangements is to reduce the cost of funds, and to increase the amounts borrowed, thereby increasing profitability.

        Acquisition, development and sale of residential real estate

The Company purchases parcels of residential real estate selected by homebuilders from non-affiliated third parties. They also purchase residential real estate owned by the homebuilders and lease it back to them on triple-net basis. The parcels of land are acquired at the lower of appraised value or contract price. The parcels of land may require additional government approvals or entitlements and development work or consist of finished lots.
If development work is required, the homebuilder enters into a fixed price development agreement to develop the parcels of land and in some cases, is required to provide completion bonds for some or all work by a surety company acceptable to the Company. Reimbursement for development work performed is typically paid monthly. A lease and exclusive option to purchase agreement are entered into with the homebuilder simultaneously with the land acquisition. The terms and conditions of each transaction are project specific (lease rate, term, option deposit, takedown schedule, etc.). Insurance coverage is obtained to insure the prompt payment and performance of the homebuilder, as well as the fully developed value of the real estate acquired.

        Major customers

Revenues derived from major customers represented percentages of total lease revenues as follows:
                                Year ended June 30,
                                --------------------
                                2001    2000    1999
                                ----    ----    ----
        Customer A               52%     57%     74%
        Customer B               15%     22%      -
        Customer C               11%      -       -
                                ----    ----    ----
                                 78%     79%     74%
                                ====    ====    ====

3.      Direct financing leases

The components of the net investment in direct financing leases are as follows:

                                                           June 30,
                                                 ----------------------------
                                                    2001              2000
                                                 -----------      -----------
Total minimum lease payments receivable          $90,167,661      $52,774,694

Add: Estimated unguaranteed residual of
       leased real estate                             -                -
                                                 -----------      -----------
Gross investment in direct financing leases       90,167,661       52,774,694

Less: Unearned income                                911,695          521,173
                                                 -----------      -----------
Total net investment in direct financing leases  $89,255,966      $52,253,521
                                                 ===========      ===========

4.      Multi-family residential property operations

On July 15, 1999, the Company purchased a 288 unit multi-family residential property in Jacksonville, Florida, for a purchase price of $10,227,999. The purchase price was paid as follows:

Assumption of existing first mortgage   $  4,927,999
New loan                                   5,300,000
                                        ------------
Total purchase price                    $ 10,227,999
                                        ============

Simultaneously, the Company entered into an operation, maintenance, and management agreement, which provides for an independent management company to manage the property and to pay the Company a minimum income stream per month sufficient to service debt and provide positive cash flow. The agreement also provides for the management company to purchase the property at the end of five years. The performance of the management company under the agreement is guaranteed by an insurance company rated "AAA" by Standard & Poors.

5.      Impairment charge on net assets realizable on divestiture

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

5.      Impairment charge on net assets realizable on divestiture (continued)

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

During the year ended June 30, 2001, the Company took an impairment charge for the remaining $1,000,000 balance on the promissory note. The amount of the write-down was determined by evaluating the underlying value of the collateral, the cost of recovery, ongoing litigation costs and the difficulty in realizing the collateral securing the promissory note. Actual losses could differ from our current estimate and will be reflected as adjustments in future financial statements.

The statement of operations for the year ended June 30, 2000, has been reclassified to conform to the 2001 presentation of the impairment charge.

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

Prior to June 30, 2000, $350,000 of the principal amount of the loan was repaid. The balance was repaid in-full during the year ended June 30, 2001.


7.      Deferred charges

Deferred charges consist of the following:
                                                           June 30,

                                                      2001            2000
                                                    --------        --------
                Deferred finance charges            $611,222        $337,050
                Deferred offering costs               62,160          62,160
                Deferred income tax asset               -             36,000
                Goodwill                                -             10,600
                                                    --------        --------
                                                    $673,382        $445,810
                                                    ========        ========

Deferred finance charges are carried at cost. Amortization is provided on the straight-line method over the lives of the loans to which the deferred finance charges relate. Amortization expense of deferred finance charges was $901,591 for the year ended June 30, 2001, $635,186 for the year ended June 30, 2000, $482,490 for the year ended June 30, 1999. Accumulated amortization of deferred finance charges totaled $1,663,104, $1,015,137, and $1,180,273 at June 30, 2001, 2000 and 1999, respectively.

Goodwill is carried at cost and has been amortized over a five-year period. Amortization expense of goodwill was $10,600, $12,114 and $12,114 for the years ended June 30, 2001, 2000 and 1999, respectively. Accumulated amortization of goodwill was $60,570, $49,970, and $37,856 at June 30, 2001, 2000 and 1999, respectively.

8.      Mortgages and notes payable

Mortgages and notes payable consist of the following:

                                      Interest   Maturity          June 30,
                                       Rate (3)    Date       2001     2000
                                       -------  -------- ----------- -----------
Debt secured by model homes and
 residential real estate:
 Floating Rate Mortgage (LIBOR based)(1) 6.06%  8/5/2002 $34,996,838 $      -
 Floating Rate Mortgage (LIBOR based)(2) 6.56%  8/5/2001  10,986,045  11,403,764

Debt secured by model homes:
 Fixed Rate Mortgage                     8.75%  9/20/2002    385,280     385,280
 Fixed Rate Mortgage                     8.75%  9/30/2002    422,964     422,964
 Fixed Rate Mortgage                     8.75%  9/30/2002    550,317   1,534,396
 Fixed Rate Mortgage                     8.70%  9/30/2001    894,000     894,000
 Fixed Rate Mortgage                     8.50% 10/29/2002  6,128,500   6,603,500
 Fixed Rate Mortgage                     8.50% 12/31/2002  2,299,614   3,764,524
 Floating Rate Mortgage (Prime based)    6.50%  7/15/2003  4,659,321        -
 Fixed Rate Mortgage                     7.76%  1/15/2004  4,050,120        -
 Fixed Rate Mortgage                     7.31%  1/15/2004  1,638,049        -
 Floating Rate Mortgage (Prime based)    8.00% 12/31/2000       -      4,623,167
 Fixed Rate Mortgage                     8.71%  9/01/2000       -      2,240,464
 Fixed Rate Mortgage                     8.83% 10/01/2000       -        524,597
 Fixed Rate Mortgage                     8.62%  1/01/2001       -      3,087,282

Debt secured by residential real estate:
 Floating Rate Mortgage (Prime based)    7.50%  7/01/2003  6,762,000        -

Debt related to multi-family residential:
 Fixed Rate Note                         8.75%  7/15/2004  4,927,099   5,120,752
 Fixed Rate Mortgage                     7.96%  3/01/2017  4,651,232   4,795,102
                                                         ----------- -----------
   Total                                                 $83,351,379 $45,399,792
                                                         =========== ===========


(1)     $45,000,000 revolving credit facility.
(2) $15,000,000 revolving credit facility. Renewed August 5, 2001 for one additional year.
(3)     As of June 30, 2001.

In addition to the mortgages being secured by real estate, all loans are secured by the leases and related security bonds and/or residual value insurance policies.

At June 30, 2001, maturities of mortgages and notes payable are as follows:

                Year ending June 30, 2002       $14,566,609
                Year ending June 30, 2003        49,980,789
                Year ending June 30, 2004        10,451,128
                Year ending June 30, 2005         4,399,127
                Year ending June 30, 2006           200,000
                Thereafter                        3,753,726
                                                -----------
                                                $83,351,379
                                                ===========

9.      Stockholder loans payable

Stockholder loans payable arose from advances various stockholders made to the Company. The notes are payable on demand and interest at 9% is payable monthly. Interest on stockholder notes payable totaled $109,653 for the year ended June 30, 2001, $112,220 for the year ended June 30, 2000, and $108,663 for the year ended June 30, 1999.

During the years ended June 30, 2001, 2000, and 1999, the Company issued a total of 1,491,920, 1,146,000, and 1,959,000 warrants, respectively, to stockholders who had made loans to the Company. The warrants are exercisable at the fair value of the stock on the date the warrant was issued. As of June 30, 2001, there are a total of 7,724,014 warrants outstanding. The exercise price ranges from $0.12 to $0.47 per share. To date, none of the warrants have been exercised.

10.     Stockholders' equity

                Convertible preferred stock

The Company has 400,000 shares of its 6% participating preferred stock outstanding. Each share is convertible into one share of the Company's common stock at $2.50 per share. The preferred stock is redeemable at the option of the Company.

During the year ended June 30, 1999, the Company commenced payment of current preferred distributions and distributions in arrears. As of June 30, 2001, there are no unpaid distributions in arrears.

        Warrants

In conjunction with a loan agreement entered into by a former subsidiary, IECM (Note 5) in December 1995, the Company issued warrants convertible into 500,000 shares of the Company's common stock at $.001 per share. These warrants were exercised in December 2000.

10.     Stockholders' equity (continued)

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

The following is a summary of option transactions during the years ended June 30, 2001, 2000 and 1999:

                                                                 Weighted
                                                Number of         average
                                                 Shares        exercise price
                                            ---------------   ---------------

Outstanding at July 1, 1998                      1,675,000           $0.19

Granted - August 1998                              800,000           $0.20
Granted - December 1998                            975,000           $0.42
Cancelled                                          (75,000)          $0.25
                                                 ----------

Outstanding at June 30, 1999                     3,375,000           $0.26

Granted - November 1999                            775,000           $0.29
Cancelled                                         (450,000)          $0.28
                                                 ----------
Outstanding at June 30, 2000                     3,700,000           $0.26

Granted - December 2000                            750,000           $0.16
Cancelled                                         (300,000)          $0.30
                                                 ----------
Outstanding at June 30, 2001                     4,150,000           $0.26
                                                 ==========          =====


11.     Income taxes

The Company has a $720,000 net operating loss available for carryforward to offset future years' taxable income. The net operating losses expire in 2012 and 2013.
                                            Year Ended June 30,
                                       --------------------------------
                                         2001        2000        1999
                                       --------    --------    --------
                Current                $      -    $      -    $      -
                Deferred                 95,000      67,200      80,400
                                       --------    --------    --------
                                       $ 95,000    $ 67,200    $ 80,400
                                       ========    ========    ========

11.     Income taxes (continued)

Deferred income taxes arise from temporary differences in reporting assets and liabilities for income tax and financial accounting purposes. These temporary differences primarily resulted from net operating losses and from different depreciation methods used for financial and tax purposes.

The components of the deferred income tax liabilities are as follows:


                                                             June 30,
                                                      ----------------------
                                                         2001        2000
                                                      ----------  ----------
          Deferred tax asset                          $  217,000  $  179,000
          Deferred tax liability                        (353,000)   (220,000)
                                                      ----------  ----------
          Net deferred tax liability                  $ (136,000) $  (41,000)
                                                      ==========  ==========

The net deferred tax liability is included in accounts payable and accrued expenses.

12.     Supplemental cash flow information

The Company's non-cash investing and financing activities were as follows:

During the years ended June 30, 2001, 2000, and 1999, the Company acquired revenue producing assets at a cost of $53,776,279, $35,953,869, and $16,813,539, respectively. Such purchases were financed as follows:

                                                    Year ended June 30,
                                        ---------------------------------------
                                            2001          2000          1999
                                        -----------   -----------   -----------
Revenue producing assets                $53,776,279   $35,953,868   $16,813,539
Bank borrowings                         (48,419,682)  (30,848,223)  (12,596,885)
                                        -----------   -----------   -----------
Investment in direct financing leases   $ 5,356,597   $ 5,105,645   $ 4,216,654
                                        ===========   ===========   ===========

Interest paid totaled $4,569,018, $3,848,251, and $2,756,454 during the years ended June 30, 2001, 2000 and 1999, respectively.

13.     Commitments and contingencies

        Lease agreement

The Company leases its office space under an operating lease for a five-year term ending in January 2002. Rent expense for the years ended June 30, 2001, 2000 and 1999, was $85,972, $75,015, and $87,577, respectively. The following is a schedule of future minimum lease payments:

        Year ending June 30, 2002           $41,782
                                            =======

13.     Commitments and contingencies

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

        Model home sale contracts

As of June 30, 2001, and through the report date, the Company had sales contracts pending on 12 model homes at an aggregate sales price of $4,366,877. The model homes were acquired at an aggregate cost of $3,922,916.

        Qualified retirement plans

During the year ended June 30, 1997, the Company adopted the provisions of a savings incentive match plan for employees ("SIMPLE"), which covers substantially all employees of the Company. The SIMPLE is a qualified plan under the provisions of The Internal Revenue Code, which permits employees to make elective contributions to a retirement plan on a pre- tax basis. Effective January 1, 2000, the Company instituted a 401(K) plan. The Company makes matching contributions, which totaled $28,880, $12,654, and $11,514 for the years ended June 30, 2001, 2000 and 1999, respectively.

         Financing activities

At June 30, 2001, the Company had approximately $14 million of unused, committed credit facilities available under existing revolving loan agreements, which may be utilized to acquire model homes in accordance with the terms of those agreements. Such credit facilities expire August 2002.

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

         Legal proceedings

Other than as disclosed in Note 5, the Company is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company or its properties, other than routine litigation arising in the ordinary course of business. Although the ultimate outcome of litigation both as a plaintiff or defendant cannot be predicted with any certainty, based on information presently known to management and counsel, management does not believe that there are any legal actions that, individually or in the aggregate, will have a material adverse effect on the Company's financial condition, cash flows or results of operations.

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

STRATEGIC CAPITAL RESOURCES, INC.


By:     /s/David Miller
David Miller, President, CEO, and Chairman of the Board


By:     _/s/John P. Kushay
John P. Kushay, Treasurer,
Chief Financial Officer and
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/David Miller                             Dated: August 9, 2001
David Miller, Director

/s/Samuel G. Weiss                          Dated: August 9, 2001
Samuel G. Weiss, Director

/s/Joan E. Kushay                           Dated: August 9, 2001
Joan E. Kushay, Director

/s/John P. Kushay                           Dated: August 9, 2001
John P. Kushay, Director

/s/Ralph Wilson                             Dated: August 9, 2001
Ralph Wilson, Director

/s/Kenneth MacKenzie                        Dated: August 9, 2001
Kenneth MacKenzie, Director

/s/John H. Roach, Jr.                       Dated: August 9, 2001
John H. Roach, Jr., Director



EXHIBIT 21.1

                       List of Registrants' subsidiaries


Subsidiary Name                 State of Incorporation
-------------------             ----------------------
JJFN Holdings, Inc.                  Delaware
Model Funding I, LLC                 Delaware
Model Funding II, LLC                Delaware
LLC Oak Hills Limited Partnership    Florida