Form 10-Q
period 2001-09-30
STRATEGIC CAPITAL RESOURCES INC
filed 2001-11-13
CIK 1009416

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

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

                             Yes {X}        No  { }

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of common stock, par value $.001 per share, outstanding as of November 9, 2001 was 15,438,525.




















                       STRATEGIC CAPITAL RESOURCES, INC.
                                AND SUBSIDIARIES
                                     INDEX


Part I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements                                   Page Number

           Condensed Consolidated Balance Sheets as of                  3
           September 30, 2001 (unaudited) and June 30, 2001.

           Condensed Consolidated Statements of Operations              4
           for the three months ended September 30, 2001, and the three months ended September 30, 2000
           (unaudited)

           Condensed Consolidated Statements of Cash Flows              5
           for the three months ended September 30, 2001, and the three months ended September 30, 2000
           (unaudited)

           Notes to Condensed Consolidated Financial Statements       6-8
           (unaudited)

  Item 2.  Management's Discussion and Analysis of Financial         9-13
           Condition and Results of Operations.

Part II.   OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                            14

Signatures                                                             15






























                       STRATEGIC CAPITAL RESOURCES, INC.
                                AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   (Unaudited)
                                                   September 30,    June 30,
                                  ASSETS              2001            2001
                                                  ------------     -----------
Revenue producing assets:
 Net investment in direct financing leases:
   Model homes                                     $31,130,005     $34,502,977
   Residential real estate                          56,369,652      44,524,990
   Multi-family residential properties              10,227,999      10,227,999
                                                  ------------     -----------
   Total revenue producing assets                   97,727,656      89,255,966
                                                  ------------     -----------
Other assets:
 Cash                                                  995,764       3,986,639
 Deferred charges                                      707,724         673,382
 Other                                                 698,252         754,519
                                                  ------------     -----------
   Total other assets                                2,401,740       5,414,540
                                                  ------------     -----------
   Total assets                                   $100,129,396     $94,670,506
                                                  ============     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Mortgages and notes payable                       $87,905,920     $83,351,379
 Stockholder loans                                   1,223,100       1,223,100
 Accounts payable & accrued expenses                 1,758,648       1,290,159
 Unearned income                                       374,314         368,003
                                                  ------------     -----------
    Total liabilities                               91,261,984      86,232,641
                                                  ------------     -----------
Stockholders' equity:
 Convertible preferred stock, $.01 par value
   5,000,000 shares authorized
   400,000 shares issued and outstanding                 4,000           4,000
 Common stock, $.001 par value
  25,000,000 shares authorized and 17,512,005 issued
  15,438,525 shares outstanding                         17,512          17,512
 Additional paid-in capital                          8,346,552       8,346,552
 Less treasury stock at cost, 2,011,980 and
  2,011,980 shares respectively at
  September 30, 2001 and June 30, 2001                (457,999)       (457,999)
 Retained earnings                                     957,349         527,800
                                                  ------------     -----------
   Total stockholders' equity                        8,867,412       8,437,865
                                                  ------------     -----------
   Total liabilities and stockholders' equity     $100,129,396     $94,670,506
                                                  ============     ===========







                            See accompanying notes.
                                      (3)

                       STRATEGIC CAPITAL RESOURCES, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2001 and September 30, 2000
                                  (Unaudited)

                                          Three Months Ended
                                             September 30,
                                           2001        2000
                                        ----------  ----------
Revenues:
 Interest income on direct
  financing leases:
    Model homes                         $  888,476  $1,369,864
    Residential real estate              1,511,456     238,599
    Multi-family residential               344,553     344,553
  Sale of direct financing leases:
    Model homes                          3,849,934   7,080,069
    Residential real estate              2,048,445           -
  Other income                              27,256      28,583
                                        ----------  ----------
  Total revenues                         8,670,120   9,061,668
                                         ----------  ----------

Operating expenses:
  Interest and financing costs           1,411,954   1,308,122
  Multi-family operating costs              93,243      90,361
  Cost of direct financing leases sold:
    Model homes                          3,717,812   6,920,521
    Residential real estate              2,048,445           -
  Depreciation & amortization              361,259     178,898
  Corporate                                402,858     341,035
                                        ----------  ----------
  Total operating expenses               8,035,571   8,838,937
                                        ----------  ----------
Income before income taxes                 634,549     222,731

Deferred income tax expense                190,000      67,000
                                        ----------  ----------
Net income                                 444,549     155,731

Preferred stock distributions               15,000      30,000
                                         ----------  ----------
Income applicable to
  common shareholders                    $ 429,549   $ 125,731
                                         ==========  ==========
Earnings per share
  Basic                                  $    0.03   $    0.01
  Diluted                                $    0.03   $    0.01

Weighted average number of shares
  Basic                                 15,438,525  15,621,345
  Diluted                               15,813,106  16,791,853






                            See accompanying notes.
                                      (4)

                       STRATEGIC CAPITAL RESOURCES, INC.
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          Three Months Ended September 30, 2001 and September 30, 2000
                                  (Unaudited)
                                                      Three Months Ended
                                                          September 30,
                                                      2001          2000
                                                   -----------    ----------
Net income                                          $ 444,549    $  155,731
                                                   -----------    ----------
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Amortization expense                                 356,712       173,661
 Depreciation expense                                   4,547         5,237
 Gain on sale of direct financing leases             (132,123)     (159,548)
 Changes in assets and liabilities:
   Decrease (increase) in miscellaneous assets         51,720       (34,355)
   Increase in accounts payable & accrued expenses    468,496       289,615
   Increase in unearned income                          6,310        27,538
                                                   -----------    ----------
    Total adjustments                                 755,662       302,148
                                                   -----------    ----------
    Net cash provided by operating activities       1,200,211       457,879
                                                   -----------    ----------
Cash flows from investing activities
 Investment in direct financing leases             (4,392,133)   (1,542,244)
 Proceeds from sale of direct financing leases        371,665     1,048,429
                                                   -----------   -----------
    Net cash used in investing activities          (4,020,468)     (493,815)
                                                   -----------   -----------
Cash flows from financing activities:
 Proceeds from mortgages payable                      326,362             -
 Principal payments on mortgages payable             (118,452)     (169,868)
 Deferred financing costs                            (363,528)     (318,431)
 Proceeds from stockholder loans                            -       250,000
 Purchase of treasury stock                                 -       (13,590)
 Preferred distributions                              (15,000)      (20,000)
                                                   -----------   -----------
  Net cash used in
       financing activities                          (170,618)     (271,889)
                                                   -----------   -----------
Net decrease in cash                               (2,990,875)     (307,825)
Cash at beginning of period                         3,986,639     1,451,548
                                                   -----------   -----------
Cash at end of period                              $  995,764    $1,143,723
                                                   ===========   ===========
Supplemental disclosure of cash flow information:
                               Interest paid -     $1,210,815    $1,062,339











                            See accompanying notes.
                                      (5)

                       STRATEGIC CAPITAL RESOURCES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                  (unaudited)

Note 1.  Unaudited Interim Financial Statements

These statements do not contain all information required by generally accepted accounting principles that are included in a full set of financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of Strategic Capital Resources, Inc. and subsidiaries collectively called ("the Company") at September 30, 2001 and the results of its operations and its cash flows for the period then ended and the period ended September 30, 2000. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes contained in our Annual Report on Form 10-K for the year ended June 30, 2001. Results of operations for this period are not necessarily indicative of results to be expected for the full year.

Note 2. Lease Accounting Policies

FASB Statement of Financial Accounting Standards No. 13 requires that a lessor account for each lease by either direct financing, sales-type or operating method. We account for all leases under the direct finance lease method.

Under the direct finance lease method of accounting, the leased assets are recorded as an investment in direct finance leases and represent the minimum net lease payments receivable, and include third-party guaranteed residuals, plus the unguaranteed residual value of the leased assets, less unearned income. Rental payments consist of principal and interest on the lease, principal payments reduce the investment in the finance lease, and the interest is recorded as revenue over the term of the lease.

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

Note 3. Segment Information

Segment Information - Statement of Financial Accounting Standards No. 131 ("FAS 131") "Disclosures About Segments of an Enterprise and Related Information" established new standards for segment reporting based on the way management organizes segments within a company for making operating decisions and assessing performance. The Company has determined that it did not have any separately reportable operating segments as of September 30, 2001 and September 30, 2000.





                                      (6)

Note 4. Earnings Per Share

Basic and diluted earnings per share are calculated as follows:

                                  Three Months Ended
                                     September 30,
                                   2001        2000
                                 ---------   ----------
Earnings
  Net income                       444,549     155,731
  Dividends on preferred shares     15,000      30,000
                                 ---------   ----------
Income applicable to
  common shareholders              429,549     125,731
                                 ==========  ==========
Basic:
Income applicable to
  common shareholders              429,549     125,731
Weighted average shares
outstanding during the period   15,438,525  15,621,345

  Basic                               0.03        0.01

Diluted:
Income applicable to
  common shareholders              429,549     125,731

Weighted average shares
outstanding during the period   15,438,525  15,621,345
Effect of dilutive securities:
  Stock Options                    106,452     235,333
  Warrants                         268,129     935,175
                                 ---------   ----------
Diluted weighted common
 shares outstanding             15,813,106  16,791,853

  Diluted                             0.03        0.01

Note 5. Direct Financing Leases
The components of the net investment in direct financing leases at September 30, 2001 and June 30, 2001, are as follows:

                                           September 30, 2001    June 30, 2001
                                           ------------------  ----------------
Total minimum lease payments receivable       $98,725,929       $90,167,661

Add: Estimated unguaranteed residual
     of leased real estate                              -                 -

Less: Unearned income                             998,273           911,695
                                             --------------    -------------
Net investment in direct financing leases     $97,727,656       $89,255,966
                                             ==============    =============








                                      (7)

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

Legal Proceedings
Reference is made to our annual report on Form 10-K for fiscal year ended June 30, 2001. There has been no new activity on the referenced proceedings during the quarter ended September 30, 2001.

We are not presently involved in any other material litigation nor, to our knowledge, is any material litigation threatened against us or our properties, other than routine litigation arising in the ordinary course of business.

Model home sales contracts
Sales contracts are pending on five (5) model homes. The aggregate sales price for the five homes is $1,315,802, which we originally purchased for $1,268,882.

Financing Activities
At September 30, 2001, we had approximately $7 million of unused, committed credit facilities available under existing revolving loan agreements which may be utilized to acquire revenue producing assets in accordance with the terms of those agreements.

As a part of our ongoing business, we are in constant discussion with financial institutions for new credit facilities. It is our policy not to incur costs related to the activation of credit facilities unless and until needed.




























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

                             Results of Operations

A summary of operating results for the three months ended September 30, 2001, and September 30, 2000 are presented below.
                                                   Three Months Ended
                                           September 30,       September 30,
                                         -----------------------------------
                                            2001        %       2000      %
                                         ----------   ----   ---------- ----
Revenues:
 Interest income on direct
  financing leases:
    Model homes                          $  888,476    10%   $1,369,864  15%
    Residential real estate               1,511,456    17%      238,599   3%
    Multi-family residential                344,553     4%      344,553   4%
  Sale of direct financing leases:
    Model homes                          $3,849,934    44%   $7,080,069  78%
    Residential real estate               2,048,445    24%            -   -%
  Other income                               27,256     1%       28,583   -%
                                         ----------   ----   ---------- ----
   Total revenues                         8,670,120   100%    9,061,668 100%
                                         ----------   ----   ---------- ----




                                      (9)

Costs and expenses:
  Interest and financing costs            1,411,954    16%    1,308,122  14%
  Multi-family operating costs               93,243     1%       90,361   1%
  Cost of direct financing leases sold:
    Model homes                           3,717,812    43%    6,920,521  76%
    Residential real estate               2,048,445    24%            -   -%
  Depreciation & amortization               361,259     4%      178,898   2%
  Corporate                                 402,858     5%      341,035   4%
                                         ----------   ----   ---------- ----
  Total operating expenses                8,035,571    93%    8,838,937  97%
                                         ----------   ----   ---------- ----
Income before income taxes                  634,549     7%      222,731   3%

Deferred income tax expense                 190,000     2%       67,000   1%
                                         ----------   ----   ---------- ----
Net income                               $  444,549     5%   $  155,731   2%
                                         ==========   ====   ========== ====

Comparison of Three Months Ended September 30, 2001 to Three Months Ended September 30, 2000.

Interest income on direct financing leases for the three months ended September 30, 2001 increased $791,469 (or 41%) compared to the prior year period. The increased revenue was primarily attributable to the interest income on the residential real estate leases which amounted to $1,511,456 for the period, compared to $238,599 for the prior year period, offset by a $481,388 decrease in interest income on model home leases.

Sale of model home direct financing leases decreased $3,230,135 (or 46%) for the three months ended September 30, 2001 compared to the prior year period. During the three months ended September 30, 2001, we sold 18 model homes at an average price of $213,885, compared to 25 model homes at an average price of $283,203 for the prior year period, resulting in the decreased revenue. Sale of residential real estate direct financing leases totaled $2,048,445 for the three months ended September 30, 2001, compared to $0 for the prior year period.

Interest expense increased $103,832 (or 8%) during the three months ended September 30, 2001 compared to the prior year period, primarily due to the increase in loans utilized to purchase additional assets under direct financing leases, offset by reduced borrowing costs on floating rate loans.

Net income for the three months ended September 30, 2001 was $444,549, compared to net income of $155,731 for the prior year period, an increase of 185%. The $288,818 increase in net income was primarily attributable to the increased interest income on direct financing leases and reduced borrowing costs.

Corporate costs increased $61,823 (an 18% increase), from $341,035 for the three months ended September 30, 2000, to $402,858 for the three months ended September 30, 2001. Corporate costs as a percentage of total revenues is consistent with the prior year period.

Model Home Sale Leaseback Program
We purchase and leaseback fully furnished model homes complete with options and upgrades to major publicly traded homebuilders. The model homes are leased pursuant to a triple-net lease where the lessee is obligated to pay all maintenance, taxes, insurance, etc., in addition to the required lease payment.



                                      (10)

Since inception, we have purchased a total of 463 model homes at an aggregate purchase price in excess of $102,000,000.

The following is a breakdown of model home units and costs by state:

                        September 30, 2001                September 30, 2000
                     -------------------------         -----------------------
State                Units           Amount            Units        Amount
----------------     -------------------------         -----------------------
Arizona                 2         $    248,665             11     $  1,222,078
California             44           11,669,315             52       13,125,493
Florida                 1              472,917              3          836,403
Iowa                   13            2,247,025             15        2,622,695
Minnesota               6            1,443,935             18        4,070,715
Nevada                 13            1,667,790             13        1,667,790
New Jersey             25            7,006,755             36        9,752,795
New York                3              883,291              3          883,291
North Carolina          6            1,497,891              7        1,648,741
Pennsylvania            5            1,196,424             13        3,124,311
Texas                   9            2,299,900             18        3,828,330
Utah                    3              496,097              3          496,097
                   -------        -------------        -------    ------------
Total                 130         $ 31,130,005            192     $ 43,278,739
                   =======        =============        =======    ============


The following is a breakdown of interest income on model home direct financing leases by state:

                        Three Months Ended
                           September 30,
State                  2001           2000
-------------       -------------------------
Arizona             $        -     $   44,822
California             350,079        441,064
Florida                 22,784         27,678
Iowa                    55,188         67,682
Minnesota               36,557        109,056
Nevada                  20,278         50,034
New Jersey             217,734        301,086
New York                25,712         33,701
North Carolina          49,010         55,671
Pennsylvania            42,138        107,448
Texas                   68,996        116,739
Utah                         -         14,883
                    ----------     ----------
Total               $  888,476     $1,369,864
                    ==========     ==========













                                      (11)

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

The following is a summary of the current residential real estate projects under direct financing leases:

                                       Development      Sale of
  Date     Property       Purchase      Costs Paid     Finished       Balance
Acquired   Location        Price       to 9/30/2001      Lots        9/30/2001
---------  ----------    ------------  ------------  ------------  ------------
 Aug 2000  California    $ 20,546,010             -             -  $ 20,546,010
 Nov 2000  Arizona          1,680,925       393,079      (347,642)    1,726,362
 Nov 2000  Utah             3,145,522       540,352    (1,700,870)    1,985,004
 Nov 2000  Nevada           3,554,591     1,060,387      (988,955)    3,626,023
 Apr 2001  Nevada           8,620,383     1,731,650      (427,780)    9,924,253
 Apr 2001  California       5,762,000     1,000,000             -     6,762,000
 Sep 2001  New Jersey      11,800,000             -             -    11,800,000
                         ------------  ------------  ------------  ------------
                         $ 55,109,431  $  4,725,468  $ (3,465,247) $ 56,369,652
                         ------------  ------------  ------------  ------------

The following is a breakdown of interest income on residential real estate direct financing leases by state:

                        Three Months Ended
                          September 30,
State                  2001           2000
-------------       -------------------------
Arizona             $   61,497     $        -
California             918,077        238,599
Nevada                 398,874              -
New Jersey              73,750              -
Utah                    59,258              -
                    ----------     ----------
Total               $1,511,456     $  238,599
                    ==========     ==========











                                      (12)

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

Liquidity and Capital Resources

Our uses for cash during the three months ended September 30, 2001 were for revenue producing asset acquisitions, interest, and operating expenses. We provided for our cash requirements from borrowings, the sale of direct financing leases, and other revenues. We believe that these sources of cash are sufficient to finance our working capital requirements and other needs.

Interest Rate Risk

The primary market risk facing us is interest rate risk on our current and future variable rate mortgage loans which are based on a base rate plus a negotiated premium.

To date, we have not hedged interest rate risk but continually evaluate interest rate swaps and other financial instruments to mitigate this risk.

While we have benefited from the overall reduction in interest rates, there is no assurance that such benefits will continue. If interest rates increase, it may have a negative impact on margins. See Item 3 for additional information.

Cash Flow - Three Months Ended September 30, 2001.

Net cash provided by operating activities comprised net adjustments for non-cash items of $229,136, net change in other operating assets and liabilities of $526,526, plus net income of $444,549.

Net cash used in investing activities comprised investment in direct financing leases of $4,392,133, offset by $371,665 in proceeds from sale of direct financing leases.

Net cash used in financing activities comprised proceeds deferred financing costs of $363,528, preferred distributions of $ 15,000, and principal payments on mortgages payable of $118,452, offset by proceeds from mortgages payable of $326,362.
















                                      (13)


                          PART II - OTHER INFORMATION




Item 1-2 - Not applicable.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from changes in interest rates based on our financing, investment and cash management activities.

Interest rate risk begins when we commit to purchase an asset and lease the asset to a third party at a fixed rate of interest over a specific period of time.

The interest rate risk continues until such time as we close our financing on the asset we acquire.

In periods of rising interest rates, the degree of exposure will increase unless we borrow at a fixed rate of interest or purchase a hedge to manage exposure to any fluctuations in the interest rates.

When it is possible and where we consider it to be prudent, we may enter into agreements with financial institutions which provide for interest rate caps and floors to better manage potential interest rate risks. The effect of such transactions may reduce our margins.

We do not utilize any derivative financial instruments for trading purposes.

There are no foreign currency exchange risks or equity price risks related to our business.

Additional information required by this item is set forth in Item 7 on page 13 under the caption "Interest Rate Risk."

Item 4. Submission of Matters to a Vote of Security Holders

The registrant held its Annual Meeting of Shareholders on November 1, 2001. At the meeting the shareholders took the following actions:

  1) Six directors were elected by a vote of 16,574,639 for, and 0 against.
  2) Approved the appointment of Citron Cooperman & Company, LLP as the Corporation's independent auditors for the current fiscal year ended June 30, 2002. 16,574,639 votes for, 0 against. Horton & Company, LLC was merged into Citron Cooperman & Company, LLP in October 2001.

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


                                           Strategic Capital Resources, Inc.



                                             By: /s/John P. Kushay
                                             John P. Kushay, Treasurer
                                             Chief Financial Officer and
                                             Chief Accounting Officer

      (Duly Authorized Officer)
Date:   November 13, 2001




                                      (15)