Form 10-Q
period 2001-12-31
STRATEGIC CAPITAL RESOURCES INC
filed 2002-02-13
CIK 1009416

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                         Commission File Number 0-28168

                       Strategic Capital Resources, Inc.
             (Exact name of Registrant as specified in its charter)

      Delaware                                11-3289981
   (State or other jurisdiction           (I.R.S. Identification number)
    of incorporation or organization)

            7900 Glades Road, Suite 610, Boca Raton, Florida  33434
                    (Address of principal executive offices)

                                 (561)558-0165
              (Registrant's Telephone Number, Including Area Code)

        2500 Military Trail North, Suite 260, Boca Raton, Florida 33431
                    (Former Address of principal executive offices)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes {X}        No  { }

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of common stock, par value $.001 per share, outstanding as of February 12, 2002 was 15,438,525.


















                       STRATEGIC CAPITAL RESOURCES, INC.
                                AND SUBSIDIARIES
                                     INDEX


Part I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements                                   Page Number

           Condensed Consolidated Balance Sheets as of                  3
           December 31, 2001 (unaudited) and June 30, 2001.

           Condensed Consolidated Statements of Operations              4
           for the three months and six months ended December 31, 2001, and the three months and six months ended December 31, 2000 (unaudited)

           Condensed Consolidated Statements of Cash Flows              5
           for the six months ended December 31, 2001, and the six months ended December 31, 2000
           (unaudited)

           Notes to Condensed Consolidated Financial Statements       6-9
           (unaudited)

  Item 2.  Management's Discussion and Analysis of Financial        10-16
           Condition and Results of Operations.

  Item 3.  Quantitative and Qualitative Disclosures About              17
           Market Risk

Part II.   OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders         18

Signatures                                                             19



























                       STRATEGIC CAPITAL RESOURCES, INC.
                                AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   (Unaudited)
                                                   December 31,    June 30,
                                  ASSETS              2001            2001
                                                  ------------     -----------
Revenue producing assets:
 Net investment in direct financing leases:
   Model homes                                     $25,044,339     $34,502,977
   Residential real estate                          51,453,068      44,524,990
   Multi-family residential properties              10,227,999      10,227,999
                                                  ------------     -----------
   Total revenue producing assets                   86,725,406      89,255,966
                                                  ------------     -----------
Other assets:
 Cash                                                2,264,080       3,986,639
 Deferred charges                                      814,650         673,382
 Other                                                 809,942         754,519
                                                  ------------     -----------
   Total other assets                                3,888,672       5,414,540
                                                  ------------     -----------
   Total assets                                   $ 90,614,078     $94,670,506
                                                  ============     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Mortgages and notes payable                       $77,831,514     $83,351,379
 Stockholder loans                                   1,223,100       1,223,100
 Accounts payable & accrued expenses                 1,712,244       1,290,159
 Unearned income                                       386,587         368,003
                                                  ------------     -----------
    Total liabilities                               81,153,445      86,232,641
                                                  ------------     -----------
Stockholders' equity:
 Convertible preferred stock, $.01 par value
   5,000,000 shares authorized
   400,000 shares issued and outstanding                 4,000           4,000
 Common stock, $.001 par value
  25,000,000 shares authorized and 17,512,005 issued
  15,438,525 shares outstanding                         17,512          17,512
 Additional paid-in capital                          8,346,552       8,346,552
 Less treasury stock at cost, 2,073,480 and
  2,073,480 shares respectively at
  December 31, 2001 and June 30, 2001                 (457,999)       (457,999)
 Retained earnings                                   1,550,568         527,800
                                                  ------------     -----------
   Total stockholders' equity                        9,460,633       8,437,865
                                                  ------------     -----------
   Total liabilities and stockholders' equity     $ 90,614,078     $94,670,506
                                                  ============     ===========








                            See accompanying notes.
                                      (3)
                       STRATEGIC CAPITAL RESOURCES, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            Three Months and Six Months Ended December 31, 2001 and
              Three Months and Six Months Ended December 31, 2000
                                  (Unaudited)

                                      Three Months Ended     Six Months Ended
                                         December 31,           December 31,
                                      2001        2000        2001       2000
                                   ----------  ----------  ---------- ----------
Revenues:
 Interest income on direct
  financing leases:
    Model homes                    $  762,475  $1,260,806  $1,650,951 $2,630,671
    Residential real estate         1,660,668     766,445   3,172,124  1,005,043
    Multi-family residential          344,553     344,553     689,106    689,106
  Sale of direct financing leases:
    Model homes                     6,503,432   3,170,780  10,353,366 10,250,849
    Residential real estate         7,650,573           -   9,699,018          -
  Other income                          6,831      40,939      34,087     69,552
                                   ----------  ----------  ---------- ----------
  Total revenues                   16,928,532   5,583,523  25,598,652 14,645,191
                                   ----------  ----------  ---------- ----------
Operating expenses:
  Interest and financing costs      1,198,019   1,573,284   2,609,973  2,881,406
  Multi-family operating costs         94,000      91,060     187,243    181,421
  Cost of direct financing leases sold:
    Model homes                     6,295,688   3,108,269  10,013,500 10,028,790
    Residential real estate         7,650,573           -   9,699,018          -
  Depreciation & amortization         364,117     228,035     725,376    406,933
  Corporate                           457,914     422,009     860,772    763,044
                                   ----------  ----------  ---------- ----------
  Total operating expenses         16,060,311   5,422,657  24,095,882 14,261,594
                                   ----------  ----------  ---------- ----------
Income before income taxes            868,221     160,866   1,502,770    383,597

Deferred income tax expense           260,000      48,000     450,000    115,000
                                   ----------  ----------  ---------- ----------
Net income                            608,221     112,866   1,052,770    268,597

Preferred stock distributions          15,000      25,000      30,000     55,000
                                   ----------  ----------  ---------- ----------
Income applicable to
  common shareholders              $  593,221  $   87,866  $1,022,770 $  213,597
                                   ==========  ==========  ========== ==========
Earnings per share
  Basic                            $    0.04   $    0.01   $    0.07  $    0.01
  Diluted                          $    0.04   $    0.01   $    0.06  $    0.01

Weighted average number of shares
  Basic                           15,438,525  15,418,247  15,438,525 15,518,002
  Diluted                         15,438,525  16,204,780  15,981,620 17,009,945







                            See accompanying notes.
                                      (4)
                       STRATEGIC CAPITAL RESOURCES, INC.
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            Six Months Ended December 31, 2001 and December 31, 2000
                                  (Unaudited)
                                                       Six Months Ended
                                                          December 31,
                                                      2001          2000
                                                   -----------    ----------
Net income                                         $1,052,770    $  268,597
                                                   -----------    ----------
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Amortization expense                                 708,363       396,459
 Depreciation expense                                  17,012        10,474
 Gain on sale of direct financing leases             (339,867)     (222,059)
 Changes in assets and liabilities:
   (Increase) decrease in other assets                (72,434)      145,520
   Increase in accounts payable & accrued expenses    422,088       124,535
   Increase (decrease) in unearned income              18,583       (44,344)
                                                   -----------    ----------
    Total adjustments                                 753,745       410,585
                                                   -----------    ----------
    Net cash provided by operating activities       1,806,515       679,182
                                                   -----------    ----------
Cash flows from investing activities
 Investment in direct financing leases             (7,098,597)   (2,666,942)
 Proceeds from sale of direct financing leases      1,633,877     1,406,016
                                                   -----------   -----------
    Net cash used in investing activities          (5,464,720)   (1,260,926)
                                                   -----------   -----------
Cash flows from financing activities:
 Proceeds from mortgages payable                    3,104,903     1,835,191
 Principal payments on mortgages payable             (289,625)     (971,080)
 Deferred financing costs                            (849,632)     (598,375)
 Proceeds from stockholder loans                            -        96,680
 Purchase of treasury stock                                 -      (100,852)
 Preferred distributions                              (30,000)      (55,000)
                                                   -----------   -----------
  Net cash provided by
       financing activities                         1,935,646       206,564
                                                   -----------   -----------
Net decrease in cash                               (1,722,559)     (375,180)
Cash at beginning of period                         3,986,639     1,451,545
                                                   -----------   -----------
Cash at end of period                              $2,264,080    $1,076,365
                                                   ===========   ===========
Supplemental disclosure of cash flow information:
                               Interest paid -     $2,523,906    $2,729,044












                            See accompanying notes.
                                      (5)
                       STRATEGIC CAPITAL RESOURCES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2001
                                  (unaudited)

Note 1.  Unaudited Interim Financial Statements

These statements do not contain all information required by generally accepted accounting principles that are included in a full set of financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of Strategic Capital Resources, Inc. and subsidiaries collectively called ("the Company") at December 31, 2001 and the results of its operations and its cash flows for the period then ended and the period ended December 31, 2000. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes contained in our Annual Report on Form 10-K for the year ended June 30, 2001. Results of operations for this period are not necessarily indicative of results to be expected for the full year.

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

Note 3. Segment Information

Segment Information - Statement of Financial Accounting Standards No. 131 ("FAS 131") "Disclosures About Segments of an Enterprise and Related Information" established new standards for segment reporting based on the way management organizes segments within a company for making operating decisions and assessing performance. The Company has determined that it did not have any separately reportable operating segments as of December 31, 2001 and December 31, 2000.






                                      (6)
Note 4. Earnings Per Share

Basic and diluted earnings per share are calculated as follows:

                                  Three Months Ended        Six Months Ended
                                     December 31,             December 31,
                                   2001        2000         2001        2000
                                 ---------   ---------   ---------   ---------
Earnings
  Net income                       608,221     112,866   1,052,770     268,597
  Dividends on preferred shares     15,000      25,000      30,000      55,000
                                 ---------   ---------   ---------   ---------
Income applicable to
  common shareholders              593,221      87,866   1,022,770     213,597
                                 =========   =========   =========   =========
Basic:
Income applicable to
  common shareholders              593,221      87,866   1,022,770     213,597
Weighted average shares
outstanding during the period   15,438,525  15,418,247  15,438,525  15,518,002

  Basic                               0.04        0.01        0.07        0.01

Diluted:
Income applicable to
  common shareholders              593,221      87,866   1,022,770     213,597

Weighted average shares
outstanding during the period   15,438,525  15,418,247  15,438,525  15,518,002
Effect of dilutive securities:
  Stock Options                          -      81,666     333,333     402,705
  Warrants                               -     704,867     209,762   1,089,238
                                 ---------   ---------   ---------   ---------
Diluted weighted common
 shares outstanding             15,438,525  16,204,780  15,981,620  17,009,945

  Diluted                             0.04        0.01        0.06        0.01

Note 5. Direct Financing Leases
The components of the net investment in direct financing leases at December 31, 2001 and June 30, 2001, are as follows:

                                           December 31, 2001    June 30, 2001
                                           ------------------  ----------------
Total minimum lease payments receivable       $87,593,291       $90,167,661

Add: Estimated unguaranteed residual
     of leased real estate                              -                 -

Less: Unearned income                             867,885           911,695
                                             --------------    -------------
Net investment in direct financing leases     $86,725,406       $89,255,966
                                             ==============    =============


Note 6. Commitments & Contingencies
We make preliminary commitments to acquire revenue producing assets and to enter into various types of leasing and/or option transactions as well as financing arrangements. We disclose these commitments as part of our routine reporting. Such preliminary commitments are subject to routine changes in size, dollar amounts, and closing time, prior to finalization. Such changes

                                      (7)
Note 6. Commitments & Contingencies (continued)

arise from a variety of factors, including changes in client needs, economic conditions, and completion of due diligence and financing agreements.

Executive Office
We entered into a lease agreement for new office space commencing in January 2002. The office is located at 7900 Glades Road, Suite 610,
Boca Raton, Florida, 33434, where we lease 2,216 square feet of office space. The lease terminates in March 2007. The terms and conditions are similar to our prior office lease.

Legal Proceedings
Reference is made to our annual report on Form 10-K for fiscal year ended June 30, 2001. There has been no new activity on the referenced proceedings during the quarter ended December 31, 2001.

We are not presently involved in any other material litigation nor, to our knowledge, is any material litigation threatened against us or our properties, other than routine litigation arising in the ordinary course of business.

Subsequent Events

Model Home Program

From January 1, 2002 through the date of this report, we sold six (6) model homes at an aggregate sales price of approximately $1.3 million which we originally purchased for approximately $1.2 million. As of the report date, we have sales contracts pending on eight (8) model homes for an aggregate sale price of approximately $2.4 million which we originally purchased for approximately $2.3 million.

Acquisition, Development, and Sale of Residential Real Estate

During January 2002, we acquired a parcel of land in California at a cost of $11,514,800. Simultaneous with the acquisition, we entered into lease, development, and option agreements with a homebuilder, who will develop the parcel of land for us on a fixed price budget. The development budget for the project is $2,050,990, bringing the total project cost to $13,565,790. The project will yield 37 finished lots which the homebuilder has an exclusive option to purchase at costs ranging from $314,292 to $501,272, at an aggregate cost of $13,565,790.

Financing Activities

During December 2001, we consolidated two existing revolving loan agreements into one $60 million facility. The interest rate on the new facility is floating rate based on 30 day LIBOR plus a premium and a floor. The credit facility matures in August 2003.

During January 2002, we entered into a new $19.2 million credit facility and drew down the entire amount of which we utilized $18.2 million to refinance residential real estate acquired in August 2000, and financed under the existing revolving loan agreements. The $19.2 million credit facility carries a prime based floating interest rate and matures in July 2003.

At December 31, 2001, we had approximately $13 million of unused, committed credit facilities available under existing revolving loan agreements which may be utilized to acquire revenue producing assets in accordance with the terms of those agreements.


                                      (8)
Financing Activities (continued)

In January 2002, we increased availability under the revolving loan agreement by $18.2 million with the refinancing mentioned above, and utilized $10.2 million to acquire a parcel of land in California.

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




















































                                      (9)
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

This Quarterly Report on Form 10-Q may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential." Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, real estate values, and competition; changes in accounting principals, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors that may affect our operations, pricing, products and services.

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

  3) The purchase and leaseback of multi-family residential real estate. We currently are not pursuing the acquisition of new multi-family residential real estate assets.

                             Results of Operations

A summary of operating results for the three months ended December 31, 2001, and December 31, 2000 are presented below.
                                                 Three Months Ended
                                           December 31,       December 31,
                                         -----------------------------------
                                            2001        %       2000      %
                                         ----------   ----   ---------- ----
Revenues:
 Interest income on direct
  financing leases:
    Model homes                          $  762,475     5%   $1,260,806  22%
    Residential real estate               1,660,668    10%      766,445  14%
    Multi-family residential                344,553     2%      344,553   6%
  Sale of direct financing leases:
    Model homes                           6,503,432    38%    3,170,780  57%
    Residential real estate               7,650,573    45%            -   -%
  Other income                                6,831     -%       40,939   1%
                                         ----------   ----   ---------- ----
   Total revenues                        16,928,532   100%    5,583,523 100%
                                         ----------   ----   ---------- ----




                                      (10)
Costs and expenses:
  Interest and financing costs            1,198,019     7%    1,573,284  28%
  Multi-family operating costs               94,000     1%       91,060   2%
  Cost of direct financing leases sold:
    Model homes                           6,295,688    37%    3,108,269  56%
    Residential real estate               7,650,573    45%            -   -%
  Depreciation & amortization               364,117     2%      228,035   4%
  Corporate                                 457,914     3%      422,009   7%
                                         ----------   ----   ---------- ----
  Total operating expenses               16,060,311    95%    5,422,657  97%
                                         ----------   ----   ---------- ----
Income before income taxes                  868,221     5%      160,866   3%

Deferred income tax expense                 260,000     1%       48,000   1%
                                         ----------   ----   ---------- ----
Net income                               $  608,221     4%   $  112,866   2%
                                         ==========   ====   ========== ====

Comparison of Three Months Ended December 31, 2001 to Three Months Ended December 31, 2000.

Interest income on direct financing leases for the three months ended December 31, 2001 increased $395,892 (or 17%) compared to the prior year period. The increased revenue was primarily attributable to the interest income on the residential real estate leases which amounted to $1,660,668 for the period, compared to $766,445 for the prior year period, offset by a $498,331 decrease in interest income on model home leases.

Sale of model home direct financing leases increased $3,332,652 (or 105%) for the three months ended December 31, 2001 compared to the prior year period. During the three months ended December 31, 2001, we sold 25 model homes at an average price of $260,137, compared to 16 model homes at an average price of $198,174 for the prior year period, resulting in the increased revenue. Sale of residential real estate direct financing leases totaled $7,650,573 for the three months ended December 31, 2001, compared to $0 for the prior year period.

Interest expense decreased $375,265 (or 24%) during the three months ended December 31, 2001 compared to the prior year period, primarily due to reduced borrowing costs on floating rate loans.


Net income for the three months ended December 31, 2001 was $608,221, compared to net income of $112,866 for the prior year period, an increase of 439%. The $495,355 increase in net income was primarily attributable to the decreased interest expense.

Corporate costs increased $35,905 (a 9% increase), from $422,009 for the three months ended December 31, 2000, to $457,914 for the three months ended December 31, 2001. Corporate costs as a percentage of total revenues decreased to 3% from 7% for the prior year comparable period.











                                      (11)
A summary of operating results for the six months ended December 31, 2001, and December 31, 2000 are presented below.
                                                Six Months Ended
                                           December 31,       December 31,
                                         -----------------------------------
                                            2001        %       2000      %
                                         ----------   ----   ---------- ----
Revenues:
 Interest income on direct
  financing leases:
    Model homes                          $1,650,951     7%   $2,630,671  18%
    Residential real estate               3,172,124    12%    1,005,043   7%
    Multi-family residential                689,106     3%      689,106   5%
  Sale of direct financing leases:
    Model homes                          10,353,366    40%   10,250,849  70%
    Residential real estate               9,699,018    38%            -   -%
  Other income                               34,087     -%       69,522   -%
                                         ----------   ----   ---------- ----
   Total revenues                        25,598,652   100%   14,645,191 100%
                                         ----------   ----   ---------- ----

Costs and expenses:
  Interest and financing costs            2,609,973    10%    2,881,406  20%
  Multi-family operating costs              187,243     1%      181,421   1%
  Cost of direct financing leases sold:
    Model homes                          10,013,500    39%   10,028,790  68%
    Residential real estate               9,699,018    38%            -   -%
  Depreciation & amortization               725,376     3%      406,933   3%
  Corporate                                 860,772     3%      763,044   5%
                                         ----------   ----   ---------- ----
  Total operating expenses               24,095,882    94%   14,261,594  97%
                                         ----------   ----   ---------- ----
Income before income taxes                1,502,770     6%      383,597   3%

Deferred income tax expense                 450,000     2%      115,000   1%
                                         ----------   ----   ---------- ----
Net income                               $1,052,770     4%   $  268,597   2%
                                         ==========   ====   ========== ====

Comparison of Six Months Ended December 31, 2001 to Six Months Ended December 31, 2000.

Interest income on direct financing leases for the six months ended
December 31, 2001 increased $1,187,361 (or 27%) compared to the prior year period. The increased revenue was primarily attributable to the interest income on the residential real estate leases which amounted to $3,172,124 for the period, compared to $1,005,044 for the prior year period, offset by a $979,719 decrease in interest income on model home leases.

Sale of model home direct financing leases increased $102,517 (or 1%) for the six months ended December 31, 2001 compared to the prior year period. During the six months ended December 31, 2001, we sold 43 model homes at an average price of $240,776, compared to 42 model homes at an average price of $244,068 for the prior year period. Sale of residential real estate direct financing leases totaled $9,699,018 for the six months ended December 31, 2001, compared to $0 for the prior year period.


Interest expense decreased $271,433 (or 9%) during the six months ended December 31, 2001 compared to the prior year period, primarily due to reduced borrowing costs on floating rate loans.

                                      (12)
Net income for the six months ended December 31, 2001 was $1,052,770, compared to net income of $268,597 for the prior year period, an increase of 292%. The $784,173 increase in net income was primarily attributable to the increased interest income on direct financing leases and the reduced borrowing costs on floating rate loans.

Corporate costs increased $97,728 (a 13% increase), from $763,044 for the six months ended December 31, 2000, to $860,772 for the six months ended December 31, 2001. Corporate costs as a percentage of total revenues decreased to 3% from 5% for the prior year comparable period.


Model Home Sale Leaseback Program
We purchase and leaseback fully furnished model homes complete with options and upgrades to major publicly traded homebuilders. The model homes are leased pursuant to a triple-net lease where the lessee is obligated to pay all maintenance, taxes, insurance, etc., in addition to the required lease payment.

We try to develop new programs on a continuing basis to satisfy customer needs and changing economic conditions.

Since inception, we have purchased a total of 463 model homes at an aggregate purchase price in excess of $102,000,000.

The following is a breakdown of model home units and costs by state:

                        December 31, 2001                December 31, 2000
                     -------------------------         -----------------------
State                Units           Amount            Units        Amount
----------------     -------------------------         -----------------------
Arizona                 1         $    134,650             10     $  1,091,572
California             40           10,916,315             48       12,371,314
Florida                 1              472,917              3          836,403
Iowa                   13            2,247,025             15        2,622,695
Minnesota               4              912,185             13        3,091,305
Nevada                  9            1,145,910             13        1,667,790
New Jersey             20            5,028,087             33        9,195,691
New York                2              555,357              3          883,291
North Carolina          6            1,497,891              7        1,648,741
Pennsylvania            2              487,619             12        2,889,311
Texas                   5            1,330,000             16        3,553,330
Utah                    2              316,383              3          496,097
                   -------        -------------        -------    ------------
Total                 105         $ 25,044,339            176     $ 40,347,540
                   =======        =============        =======    ============

















                                      (13)
The following is a breakdown of interest income on model home direct financing leases by state:

                        Three Months Ended               Six Months Ended
                           December 31,                    December 31,
State                  2001           2000              2001          2000
-------------       -------------------------        ------------------------
Arizona             $        -     $   34,052        $       -     $   78,874
California             337,735        387,036          687,833        828,101
Florida                 14,188         25,092           36,971         52,770
Iowa                    53,367         78,681          108,554        146,363
Minnesota               30,431        112,223           66,988        221,279
Nevada                  29,218         50,034           49,497        100,067
New Jersey             164,985        286,500          382,701        587,587
New York                19,846         25,712           45,558         59,413
North Carolina          44,937         49,462           93,946        105,133
Pennsylvania            19,737         85,691           61,875        193,139
Texas                   48,031        111,440          117,028        228,179
Utah                         -         14,883                -         29,766
                    ----------     ----------        ----------    ----------
Total               $  762,475     $1,260,806        $1,650,951    $2,630,671
                    ==========     ==========        ==========    ==========

Acquisition, Development, and Sale of Residential Real Estate
We purchase parcels of fully entitled residential real estate selected by homebuilders from non-affiliated third parties. The parcels of land are acquired at the lower of appraised value or contract price. The parcels of land may require development or consist of finished lots. If development work is required, the homebuilder enters into a fixed price development agreement to develop the parcels of land for us, and is required to provide completion bonds for all work by a surety company acceptable to us. Reimbursement for development work performed is paid periodically after receipt of an inspection report. A lease and/or exclusive option to purchase agreement are entered into with the homebuilder simultaneously with the land acquisition and development agreement. The terms and conditions of each transaction are project specific (lease rate, term, option deposit, takedown schedule, etc.). We obtain various forms of insurance coverage to insure the payment performance of the homebuilder, as well as the value of the real estate acquired.

Each project is structured so that our total project costs (land acquisition plus development costs) is equal to the homebuilders cumulative purchase price for all the lots, which results in no gain or loss on the sale of the lots. All such agreements are accounted for as direct financing leases.
See Note 2 for additional information.

The following is a summary of our residential real estate projects:

                                       Development      Sale of
  Date     Property       Purchase      Costs Paid     Finished       Balance
Acquired   Location        Price       to 12/31/2001      Lots       12/31/2001
---------  ----------    ------------  ------------  ------------  ------------
 Aug 2000  California    $ 20,546,010             -  $ (1,382,220) $ 19,163,790
 Nov 2000  Arizona          1,680,925       649,827      (744,949)    1,585,803
 Nov 2000  Utah             3,145,522     1,568,396    (3,401,739)    1,312,179
 Nov 2000  Nevada           3,554,591     1,393,012    (2,175,701)    2,771,902
 Apr 2001  Nevada           8,620,383     2,369,906    (1,711,113)    9,279,176
 Apr 2001  California       5,762,000     1,000,000    (1,372,000)    5,390,000
 Sep 2001  New Jersey      11,800,000       478,316      (328,098)   11,950,218
                         ------------  ------------  ------------  ------------
                         $ 55,109,431  $  7,459,457  $(11,115,820) $ 51,453,068
                         ------------  ------------  ------------  ------------

                                      (14)
The following is a breakdown of interest income on residential real estate direct financing leases by state:

                        Three Months Ended          Six Months Ended
                          December 31,                 December 31,
State                  2001           2000          2001         2000
-----               ----------     ----------    -----------  -----------
Arizona             $   53,542     $   28,858    $   115,039  $    28,858
California             838,930        677,652      1,757,007      916,250
Nevada                 351,750         15,776        750,624       15,776
New Jersey             385,038              -        458,788            -
Utah                    31,408         44,159         90,666       44,159
                    ----------     ----------    -----------  -----------
Total               $1,660,668     $  766,445    $ 3,172,124  $ 1,005,043
                    ==========     ==========    ===========  ===========


Multi-family Residential Real Estate Program

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

We currently are not pursuing the acquisition of new multi-family residential real estate assets, and instead are utilizing the majority of our resources to acquire revenue producing assets under the acquisition, development and sale of residential real estate program.


Liquidity and Capital Resources

Our uses for cash during the three months ended December 31, 2001 were for revenue producing asset acquisitions, interest, and operating expenses. We provided for our cash requirements from borrowings, the sale of direct financing leases, and other revenues. We believe that these sources of cash are sufficient to finance our working capital requirements and other needs.

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

See Item 3 on page 17 for additional information.







                                      (15)
Cash Flow - Six Months Ended December 31, 2001.

Net cash provided by operating activities comprised net adjustments for non-cash items of $385,508, net change in other operating assets and liabilities of $368,237, plus net income of $1,052,770.

Net cash used in investing activities comprised investment in direct financing leases of $7,098,597, offset by $1,633,877 in proceeds from sale of direct financing leases.

Net cash provided by financing activities comprised proceeds from mortgages payable of $3,104,903, offset by deferred financing costs of $849,632, preferred distributions of $30,000, and principal payments on mortgages payable of $289,625.






















































                                      (16)
Item 3 - Quantitative and Qualitative Disclosures About Market Risk.

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

Recent events in the business community regarding the use of special purpose vehicles and off-balance sheet financing techniques by publicly traded corporations have generated comments of concern from the United States Congress and government regulatory authorities, as well as self-regulatory organizations, overseeing the securities and accounting industries. The heightened scrutiny being given to such financing structures could conceivably lead to adoption of new regulations restricting their use, or may limit their attractiveness to such corporations. Insofar as the services we provide involve or resemble such financing structures and techniques, our business could be adversely affected.

In addition, we rely heavily on availability of borrowed funds and on certain insurance products which form integral components of the services we offer. Accordingly, to the extent that the insurance industry has been adversely impacted by claims resulting from the September 11, 2001 terrorist attacks on the World Trade Center complex in New York City, as well as the calling of surety bonds and other forms of insurance claims resulting from recent large-scale defaults by large corporations on obligations relating to such instruments, and the concerns in the credit markets resulting from these events, our cost and availability of borrowed funds and the cost and availability of such insurance products may adversely affect our business.


Additional information required by this item is set forth in Item 2 on page 15 under the caption "Interest Rate Risk."



















                                      (17)
                          PART II - OTHER INFORMATION




Item 1-3 - Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The registrant held its Annual Meeting of Shareholders on November 1, 2001. At the meeting the shareholders took the following actions:

  1) Six directors were elected by a vote of 16,574,639 for, and 0 against.
  2) Approved the appointment of Citrin Cooperman & Company, LLP as the Corporation's independent auditors for the current fiscal year ending June 30, 2002. 16,574,639 votes for, 0 against. Horton & Company, LLC was merged into Citrin Cooperman & Company, LLP in October 2001.

Item 5. Other Information

  None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits:
        None

   (b) Reports on Form 8-K:
        No reports were filed on Form 8-K during the reporting period.
































                                      (18)

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


                                           Strategic Capital Resources, Inc.



                                             By: /s/John P. Kushay
                                             John P. Kushay, Treasurer
                                             Chief Financial Officer and
                                             Chief Accounting Officer

      (Duly Authorized Officer)
Date:   February 12, 2002




                                      (19)