Form 10-Q
period 2002-03-31
STRATEGIC CAPITAL RESOURCES INC
filed 2002-04-24
CIK 1009416

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                         Commission File Number 0-28168

                       Strategic Capital Resources, Inc.
             (Exact name of Registrant as specified in its charter)

      Delaware                                11-3289981
   (State or other jurisdiction       (I.R.S. Employer Identification number)
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

                             Yes {X}        No  { }

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of common stock, par value $.001 per share, outstanding as of April 23, 2002 was 15,438,525.


















                       STRATEGIC CAPITAL RESOURCES, INC.
                                AND SUBSIDIARIES
                                     INDEX


Part I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements                                   Page Number

           Consolidated Balance Sheets as of                            3
           March 31, 2002 (unaudited) and June 30, 2001.

           Consolidated Statements of Operations                        4
           for the three months and nine months ended March 31, 2002, and the three months and nine months ended March 31, 2001 (unaudited)

           Consolidated Statements of Cash Flows                        5
           for the nine months ended March 31, 2002, and the nine months ended March 31, 2001
           (unaudited)

           Notes to Consolidated Financial Statements                 6-8
           (unaudited)

  Item 2.  Management's Discussion and Analysis of Financial         9-15
           Condition and Results of Operations.

  Item 3.  Quantitative and Qualitative Disclosures About              16
           Market Risk

Part II.   OTHER INFORMATION                                           17

Signatures                                                             18





























                       STRATEGIC CAPITAL RESOURCES, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                   (Unaudited)
                                                    March 31,       June 30,
                                  ASSETS              2002            2001
                                                  ------------     -----------
Revenue producing assets:
 Net investment in direct financing leases:
   Model homes                                     $21,053,554     $34,502,977
   Residential real estate                          74,173,879      44,524,990
   Multi-family residential properties              10,227,999      10,227,999
                                                  ------------     -----------
   Total revenue producing assets                  105,455,432      89,255,966
                                                  ------------     -----------
Other assets:
 Cash and equivalents                                1,089,449       3,986,639
 Deferred charges                                    1,093,546         673,382
 Other                                                 854,656         754,519
                                                  ------------     -----------
   Total other assets                                3,037,651       5,414,540
                                                  ------------     -----------
   Total assets                                   $108,493,083     $94,670,506
                                                  ============     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Mortgages and notes payable                       $94,808,406     $83,351,379
 Stockholder loans                                   1,598,100       1,223,100
 Accounts payable & accrued expenses                 2,085,838       1,290,159
 Unearned income                                       182,541         368,003
                                                  ------------     -----------
    Total liabilities                               98,674,885      86,232,641
                                                  ------------     -----------
Stockholders' equity:
 Convertible preferred stock, $.01 par value
   5,000,000 shares authorized
   400,000 shares issued and outstanding                 4,000           4,000
 Common stock, $.001 par value
  25,000,000 shares authorized and 17,512,005 issued
  15,438,525 shares outstanding                         17,512          17,512
 Additional paid-in capital                          8,346,552       8,346,552
 Less treasury stock at cost, 2,073,480
  shares at
  March 31, 2002 and June 30, 2001                    (457,999)       (457,999)
 Retained earnings                                   1,908,133         527,800
                                                  ------------     -----------
   Total stockholders' equity                        9,818,198       8,437,865
                                                  ------------     -----------
   Total liabilities and stockholders' equity     $108,493,083     $94,670,506
                                                  ============     ===========








                            See accompanying notes.
                                      (3)
                       STRATEGIC CAPITAL RESOURCES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
             Three Months and Nine Months Ended March 31, 2002 and
               Three Months and Nine Months Ended March 31, 2001
                                  (Unaudited)

                                      Three Months Ended     Nine Months Ended
                                         March 31,               March 31,
                                      2002        2001        2002       2001
                                   ----------  ----------  ---------- ----------
Revenues:
 Interest income on direct
  financing leases:
    Model homes                   $  632,495  $1,134,818  $2,283,446 $3,765,488
    Residential real estate        1,822,504     999,128   4,994,628  2,004,172
    Multi-family residential         355,664     344,553   1,044,770  1,033,659
  Sale of direct financing leases:
    Model homes                    4,331,095   3,776,109  14,684,461 14,010,313
    Residential real estate       11,935,526           -  21,634,544          -
  Other income                        35,434      32,947      69,522    102,469
                                  ----------  ----------  ---------- ----------
  Total revenues                  19,112,718   6,287,555  44,711,371 20,916,101
                                  ----------  ----------  ---------- ----------
Operating expenses:
  Interest and financing costs     1,262,371   1,453,200   3,872,344  4,334,606
  Multi-family operating costs        94,772      91,774     282,015    273,195
  Cost of direct financing leases sold:
    Model homes                    4,244,258   3,626,297  14,257,758 13,638,440
    Residential real estate       11,935,526           -  21,634,544          -
  Depreciation & amortization        383,357     234,666   1,108,733    641,599
  Corporate                          659,870     397,401   1,520,642  1,160,445
                                  ----------  ----------  ---------- ----------
  Total operating expenses        18,580,154   5,803,338  42,676,036 20,048,285
                                  ----------  ----------  ---------- ----------
Operating income                     532,564     484,217   2,035,335    867,816

Impairment charge                          -   1,000,000           -  1,000,000
                                  ----------  ----------  ---------- ----------
Income (loss) before income taxes    532,564    (515,783)  2,035,335   (132,184)

Deferred income tax
  benefit (expense)                 (160,000)    155,000    (610,000)    40,000
                                  ----------  ----------  ---------- ----------
Net income (loss)                    372,564    (360,783)  1,425,335    (92,184)

Preferred stock distributions         15,000      15,000      45,000     70,000
                                  ----------  ----------  ---------- ----------
Income (loss) applicable to
  common shareholders             $  357,564  $ (375,783) $1,380,335 $ (162,184)
                                  ==========  ==========  ========== ==========
Earnings (loss) per share
  Basic                           $    0.02   $   (0.02)  $    0.09  $   (0.01)
  Diluted                         $    0.02   $   (0.02)  $    0.09  $   (0.01)

Weighted average number of shares
  Basic                           15,438,525  15,116,047  15,438,525 15,385,973
  Diluted                         15,500,404  15,116,047  15,718,663 15,385,973


                            See accompanying notes.
                                      (4)
                       STRATEGIC CAPITAL RESOURCES, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              Nine Months Ended March 31, 2002 and March 31, 2001
                                  (Unaudited)
                                                       Nine Months Ended
                                                           March 31,
                                                      2002          2001
                                                   -----------    ----------
Net income (loss)                                  $1,425,335    $  (92,184)
                                                   -----------    ----------
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
 Amortization expense                               1,091,720       626,949
 Depreciation expense                                  17,012        14,650
 Gain on sale of direct financing leases             (426,704)     (371,873)
 Changes in assets and liabilities:
   Increase in other assets                          (117,148)     (132,999)
   Decrease in net assets realizable on divestiture         -     1,000,000
   Increase in accounts payable & accrued expenses    795,684       208,867
   Decrease in unearned income                       (185,463)      (79,901)
                                                   -----------    ----------
    Total adjustments                               1,175,101     1,265,693
                                                   -----------    ----------
    Net cash provided by operating activities       2,600,436     1,173,509
                                                   -----------    ----------
Cash flows from investing activities
 Investment in direct financing leases            (19,482,189)   (3,228,713)
 Proceeds from sale of direct financing leases      6,790,201     1,839,598
 Capital expenditures                                       -        (5,802)
 Note repayments                                            -       650,000
                                                   -----------   -----------
    Net cash used in investing activities         (12,691,988)     (744,917)
                                                   -----------   -----------
Cash flows from financing activities:
 Proceeds from mortgages payable                    8,771,280     3,773,240
 Principal payments on mortgages payable             (395,034)   (1,155,534)
 Deferred financing costs                          (1,511,884)     (736,920)
 Proceeds from stockholder loans                      375,000        21,680
 Purchase of treasury stock                                 -      (106,636)
 Preferred distributions                              (45,000)      (65,000)
                                                   -----------   -----------
  Net cash provided by
       financing activities                         7,194,362     1,730,830
                                                   -----------   -----------
Net increase (decrease) in cash                    (2,897,190)    2,159,422
Cash and equivalents at beginning of period         3,986,639     1,451,545
                                                   -----------   -----------
Cash and equivalents at end of period              $1,089,449    $3,610,967
                                                   ===========   ===========
Supplemental disclosure of cash flow information:
                               Interest paid -     $3,824,483    $4,161,893









                            See accompanying notes.
                                      (5)
                       STRATEGIC CAPITAL RESOURCES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                  (unaudited)

Note 1.  Unaudited Interim Financial Statements

These statements do not contain all information required by generally accepted accounting principles that are included in a full set of financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the financial position of Strategic Capital Resources, Inc. and subsidiaries (collectively called "the Company") at March 31, 2002 and the results of its operations and its cash flows for the period then ended and the period ended March 31, 2001. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes contained in our Annual Report on Form 10-K for the year ended June 30, 2001. Results of operations for this period are not necessarily indicative of results to be expected for the full year.

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

Note 3. Segment Information

Segment Information - Statement of Financial Accounting Standards No. 131 ("FAS 131") "Disclosures About Segments of an Enterprise and Related Information" established new standards for segment reporting based on the way management organizes segments within a company for making operating decisions and assessing performance. The Company has determined that it did not have any separately reportable operating segments as of March 31, 2002 and March 31, 2001.






                                      (6)
Note 4. Earnings Per Share

Basic and diluted earnings per share are calculated as follows:

                                  Three Months Ended        Nine Months Ended
                                       March 31,                March 31,
                                   2002        2001         2002        2001
                                 ---------   ---------   ---------   ---------
Earnings
  Net income (loss)                372,564    (360,783)  1,425,335     (92,184)
  Dividends on preferred shares     15,000      15,000      45,000      70,000
                                 ---------   ---------   ---------   ---------
Income (loss) applicable to
  common shareholders              357,564    (375,783)  1,380,335    (162,184)
                                 =========   =========   =========   =========
Basic:
Income (loss) applicable to
  common shareholders              357,564    (375,783)  1,380,335    (162,184)
Weighted average shares
outstanding during the period   15,438,525  15,116,047  15,438,525  15,385,973

  Basic                               0.02       (0.02)       0.09       (0.01)

Diluted:
Income (loss) applicable to
  common shareholders              357,564    (375,783)  1,380,335    (162,184)

Weighted average shares
outstanding during the period   15,438,525  15,116,047  15,438,525  15,385,973
Effect of dilutive securities:
  Stock Options                     27,950           -     123,529           -
  Warrants                          33,929           -     156,609           -
                                 ---------   ---------   ---------   ---------
Diluted weighted common
 shares outstanding             15,500,404  15,116,047  15,718,663  15,385,973

  Diluted                             0.02       (0.02)       0.09       (0.01)

Note 5. Direct Financing Leases
The components of the net investment in direct financing leases at March 31, 2002 and June 30, 2001, are as follows:

                                             March 31, 2002    June 30, 2001
                                           ------------------  ----------------
Total minimum lease payments receivable      $106,515,722       $90,167,661

Add: Estimated unguaranteed residual
     of leased real estate                              -                 -

Less: Unearned income                           1,060,290           911,695
                                             --------------    -------------
Net investment in direct financing leases    $105,455,432       $89,255,966
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

Executive Office
We entered into a lease agreement for new office space commencing
January 2002.  The office is located at 7900 Glades Road, Suite 610,
Boca Raton, Florida, 33434, where we lease 2,216 square feet of office space. The lease terminates in March 2007. The terms and conditions are similar to our prior office lease.

Legal Proceedings
Reference is made to our annual report on Form 10-K for fiscal year ended June 30, 2001. There has been no significant activity on the referenced proceedings during the quarter ended March 31, 2002.

We are not presently involved in any other material litigation nor, to our knowledge, is any material litigation threatened against us or our properties, other than routine litigation arising in the ordinary course of business.

Subsequent Events - Model Home Program

From April 1, 2002 through the date of this report, we sold two (2) model homes at an aggregate sales price of $687,835 which we originally purchased for $682,432. As of the report date, we have sales contracts pending on twelve (12) model homes for an aggregate sale price of approximately $3.0 million which we originally purchased for approximately $2.8 million.

Financing Activities

During January 2002, we entered into a new $19.2 million credit facility and drew down the entire amount of which we utilized $18.2 million to refinance residential real estate acquired in August 2000, and financed under the existing revolving loan agreements. The $19.2 million credit facility carries a prime based floating interest rate and matures in July 2003.

At March 31, 2002, we had approximately $8 million of unused, committed credit facilities available under existing revolving loan agreements which may be utilized to acquire revenue producing assets in accordance with the terms of those agreements.

In January 2002, we increased availability under the revolving loan agreement by $18.2 million with the refinancing mentioned above, and utilized $10.2 million to acquire a parcel of land in California.

In April 2002, we entered into a new $7.0 million credit facility, and used $5.7 million to refinance a residential real estate project. The $1.3 million balance of the loan will be used to fund future development work on the property, which is located in Nevada.

In April 2002, we entered into three new credit facilities totaling approximately $4.2 million. We will use approximately $4.0 million to refinance 16 model homes located in California.

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


                             Results of Operations

A summary of operating results for the three months ended March 31, 2002, and March 31, 2001 are presented below.
                                                 Three Months Ended
                                           March 31,          March 31,
                                         -----------------------------------
                                            2002        %       2001      %
                                         ----------   ----   ---------- ----
Revenues:
 Interest income on direct
  financing leases:
    Model homes                          $  632,495     3%   $1,134,818  18%
    Residential real estate               1,822,504    10%      999,128  16%
    Multi-family residential                355,664     2%      344,553   5%
  Sale of direct financing leases:
    Model homes                           4,331,095    23%    3,776,109  60%
    Residential real estate              11,935,526    62%            -   -%
  Other income                               35,434     -%       32,947   1%
                                         ----------   ----   ---------- ----
   Total revenues                        19,112,718   100%    6,287,555 100%
                                         ----------   ----   ---------- ----



                                      (9)
Costs and expenses:
  Interest and financing costs            1,262,371     7%    1,453,200  23%
  Multi-family operating costs               94,772     -%       91,774   1%
  Cost of direct financing leases sold:
    Model homes                           4,244,258    22%    3,626,297  58%
    Residential real estate              11,935,526    62%            -   -%
  Depreciation & amortization               383,357     2%      234,666   4%
  Corporate                                 659,870     4%      397,401   6%
                                         ----------   ----   ---------- ----
  Total operating expenses               18,580,154    97%    5,803,338  92%
                                         ----------   ----   ---------- ----
Operating income                            532,564     3%      484,217   8%

Impairment charge                                 -     -     1,000,000  16%
                                         ----------   ----   ---------- ----
Income (loss) before income taxes           532,564     3%     (515,783) (8%)

Deferred income tax benefit (expense)      (160,000)   (1%)     155,000   2%
                                         ----------   ----   ---------- ----
Net income (loss)                        $  372,564     2%   $ (360,783) (6%)
                                         ==========   ====   ========== ====

Comparison of Three Months Ended March 31, 2002 to Three Months Ended March 31, 2001.

Interest income on direct financing leases for the three months ended
March 31, 2002 increased $332,164 (or 13%) compared to the prior year period. The increased revenue was primarily attributable to the interest income on the residential real estate leases which amounted to $1,822,504 for the period, compared to $999,128 for the prior year period, offset by a $502,323 decrease in interest income on model home leases.

Sale of model home direct financing leases increased $554,986 (or 15%) for the three months ended March 31, 2002 compared to the prior year period. During the three months ended March 31, 2002, we sold 16 model homes at an average price of $270,693, compared to 16 model homes at an average price of $236,007 for the prior year period, resulting in the increased revenue. Sale of residential real estate direct financing leases totaled $11,935,526 for the three months ended March 31, 2002, compared to $0 for the prior year period.

Interest expense decreased $190,829 (or 13%) during the three months ended March 31, 2002 compared to the prior year period, primarily due to reduced borrowing costs on floating rate loans.

Net income for the three months ended March 31, 2002 was $372,564, compared to net loss of $360,783 for the prior year period, an increase of $733,347. The increase in net income was primarily attributable to the $1,000,000 impairment charge which we were required to take during the period ended March 31, 2001.

Corporate costs increased $262,469 (a 66% increase), from $397,401 for the three months ended March 31, 2001, to $659,870 for the three months ended
March 31, 2002. The increase was primarily attributable to the accrual of $150,000 for separation costs, a $50,000 increase in state income and franchise taxes, and a $50,000 increase in compensation costs. Corporate costs as a percentage of total revenues decreased to 4% from 6% for the prior year comparable period.




                                      (10)

A summary of operating results for the nine months ended March 31, 2002, and March 31, 2001 are presented below.
                                                  Nine Months Ended
                                           March 31,         March 31,
                                         -----------------------------------
                                            2002        %       2001      %
                                         ----------   ----   ---------- ----
Revenues:
 Interest income on direct
  financing leases:
    Model homes                          $2,283,446     5%   $3,765,488  18%
    Residential real estate               4,994,628    11%    2,004,172   9%
    Multi-family residential              1,044,770     2%    1,033,659   5%
  Sale of direct financing leases:
    Model homes                          14,684,461    33%   14,010,313  67%
    Residential real estate              21,634,544    49%            -   -%
  Other income                               69,522     -%      102,469   1%
                                         ----------   ----   ---------- ----
   Total revenues                        44,711,371   100%   20,916,101 100%
                                         ----------   ----   ---------- ----

Costs and expenses:
  Interest and financing costs            3,872,344     9%    4,334,606  21%
  Multi-family operating costs              282,015     1%      273,195   1%
  Cost of direct financing leases sold:
    Model homes                          14,257,758    32%   13,638,440  65%
    Residential real estate              21,634,544    48%            -   -%
  Depreciation & amortization             1,108,733     2%      641,599   3%
  Corporate                               1,520,642     3%    1,160,445   6%
                                         ----------   ----   ---------- ----
  Total operating expenses               42,676,036    95%   20,048,285  96%
                                         ----------   ----   ---------- ----
Operating income                          2,035,335     5%      867,816   4%

Impairment charge                                 -     -     1,000,000   5%
                                         ----------   ----   ---------- ----
Income (loss) before income taxes         2,035,335     5%     (132,184) (1%)
                                                                              0
Deferred income tax benefit (expense)      (610,000)   (2%)      40,000   -%
                                         ----------   ----   ---------- ----
Net income (loss)                        $1,425,335     3%   $  (92,184) (1%)
                                         ==========   ====   ========== ====

Comparison of Nine Months Ended March 31, 2002 to Nine Months Ended March 31, 2001.

Interest income on direct financing leases for the nine months ended
March 31, 2002 increased $1,519,525 (or 22%) compared to the prior year period. The increased revenue was primarily attributable to the interest income on the residential real estate leases which amounted to $4,994,628 for the period, compared to $2,004,172 for the prior year period, offset by a $1,482,042 decrease in interest income on model home leases.

Sale of model home direct financing leases increased $674,148 (or 5%) for the nine months ended March 31, 2002 compared to the prior year period. During the nine months ended March 31, 2002, we sold 59 model homes at an average price of $248,889, compared to 58 model homes at an average price of $241,557 for the prior year period. Sale of residential real estate direct financing leases totaled $21,634,544 for the nine months ended March 31, 2002, compared to $0 for the prior year period.

                                      (11)



Interest expense decreased $462,262 (or 11%) during the nine months ended March 31, 2002 compared to the prior year period, primarily due to reduced borrowing costs on floating rate loans.

Net income for the nine months ended March 31, 2002 was $1,425,335, compared to net loss of $92,184 for the prior year period. The $1,517,519 increase in net income was primarily attributable to the $1,000,000 impairment charge which we were required to take during the period ended March 31, 2001.

Corporate costs increased $360,197 (a 31% increase), from $1,160,445 for the nine months ended March 31, 2001, to $1,520,642 for the nine months ended
March 31, 2002. The increase was primarily attributable to the accrual of $150,000 for separation costs, a $65,000 increase in state income and franchise taxes, and a $118,000 increase in compensation costs. Corporate costs as a percentage of total revenues decreased to 3% from 6% for the prior year comparable period.

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

Since inception, we have purchased a total of 463 model homes at an aggregate purchase price in excess of $102,000,000.

The following is a breakdown of model home units and costs by state:

                          March 31, 2002                    March 31, 2001
                     -------------------------         -----------------------
State                Units           Amount            Units        Amount
----------------     -------------------------         -----------------------
Arizona                 1         $    134,650              8     $    875,185
California             32            8,726,315             44       11,669,315
Florida                 1              472,917              3          836,403
Iowa                   10            1,587,935             15        2,622,695
Minnesota               3              678,230             10        2,438,035
Nevada                  9            1,145,910             13        1,667,790
New Jersey             20            5,028,087             30        8,352,931
New York                1              254,000              3          883,291
North Carolina          6            1,497,891              7        1,648,741
Pennsylvania            2              487,619             10        2,433,911
Texas                   4            1,040,000             13        3,050,900
Utah                    -                    -              3          496,097
                   -------        -------------        -------    ------------
Total                  89         $ 21,053,554            159     $ 36,975,294
                   =======        =============        =======    ============









                                      (12)

The following is a breakdown of interest income on model home direct financing leases by state:
                        Three Months Ended               Nine Months Ended
                           March 31,                        March 31,
State                  2002           2001              2002          2001
-------------       -------------------------        ------------------------
Arizona             $        -     $   30,254        $    6,917    $  109,128
California             301,241        348,063           989,722     1,176,159
Florida                 14,187         25,092            51,159        77,862
Iowa                    40,040         76,495           141,105       222,859
Minnesota               14,231         82,061            77,013       303,339
Nevada                  20,279         50,034            61,320       150,101
New Jersey             139,159        256,112           518,779       843,703
New York                13,086         25,712            58,644        85,125
North Carolina          44,937         49,462           138,883       154,595
Pennsylvania            14,331         75,636            88,596       268,775
Texas                   31,004        101,014           151,308       329,193
Utah                         -         14,883                -         44,649
                    ----------     ----------        ----------    ----------
Total               $  632,495     $1,134,818        $2,283,446    $3,765,488
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

Each project is structured so that our total project costs (land acquisition plus development costs) is equal to the homebuilders cumulative purchase price for all the lots, which results in no gain or loss on the sale of the lots. All such agreements are accounted for as direct financing leases.
See Note 2 on page 6 for additional information.

The following is a summary of our residential real estate projects:

                                       Development      Sale of
  Date     Property       Purchase      Costs Paid     Finished       Balance
Acquired   Location        Price       to  3/31/2002      Lots        3/31/2002
---------  ----------    ------------  ------------  ------------  ------------
 Aug 2000  California    $ 20,546,010  $          -  $ (2,822,550) $ 17,723,460
 Nov 2000  Arizona          1,680,925       717,288      (943,601)    1,454,612
 Nov 2000  Utah             3,145,522     1,568,396    (4,713,918)            -
 Nov 2000  Nevada           3,554,591     1,655,588    (3,164,656)    2,045,523
 Apr 2001  Nevada           8,620,383     2,747,038    (3,137,039)    8,230,382
 Apr 2001  California       5,762,000     1,000,000    (3,626,000)    3,136,000
 Sep 2001  New Jersey      11,800,000     2,045,097      (328,098)   13,516,999
 Jan 2002  California      11,736,233             -             -    11,736,233
 Mar 2002  California      20,646,153                  (4,315,483)   16,330,670
                         ------------  ------------  ------------  ------------
                         $ 87,491,817  $  9,733,407  $(23,051,345) $ 74,173,879
                         ------------  ------------  ------------  ------------
                                      (13)
The following is a breakdown of interest income on residential real estate direct financing leases by state:

                        Three Months Ended           Nine Months Ended
                            March 31,                   March 31,
State                  2002           2001          2002         2001
-----               ----------     ----------    -----------  -----------
Arizona             $   52,326     $   58,598    $   167,365  $    88,328
California           1,082,103        693,428      2,840,704    1,623,438
Nevada                 265,058        144,873      1,015,682      146,017
New Jersey             386,043              -        843,237            -
Utah                    36,974        102,229        127,640      146,389
                    ----------     ----------    -----------  -----------
Total               $1,822,504     $  999,128    $ 4,994,628  $ 2,004,172
                    ==========     ==========    ===========  ===========


Multi-family Residential Real Estate Program

On July 15, 1999 we purchased a 288 unit multi-family residential property in Jacksonville, Florida for a purchase price of $10,227,999. Simultaneously, we entered into an operation, maintenance, and management agreement which provides for payment of a minimum income stream per month. The agreement also requires the management company to purchase the property at the end of five years. The performance under the agreement is insured jointly and severally by two insurance companies, one of which is rated "AAA" by Standard & Poors.

We currently are not pursuing the acquisition of new multi-family residential real estate assets, and instead are utilizing the majority of our resources to acquire revenue producing assets under the acquisition, development and sale of residential real estate program.

Liquidity and Capital Resources

Our uses for cash during the three months ended March 31, 2002 were for revenue producing asset acquisitions, interest, and operating expenses. We provided for our cash requirements from borrowings, the sale of direct financing leases, and other revenues. We believe that these sources of cash are sufficient to finance our working capital requirements and other needs.

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

See Item 3 on page 16 for additional information.

U.S. Securities and Exchange Commission Proposed Rule Change

The SEC has proposed a rule change relating to the acceleration of the periodic report filing dates and disclosure concerning website access to reports. If the rule becomes effective and applies to us, we may incur significant costs to comply with and implement.

                                      (14)
Cash Flow - Nine Months Ended March 31, 2002.

Net cash provided by operating activities comprised net adjustments for non-cash items of $682,028, net change in other operating assets and liabilities of $493,073, plus net income of $1,425,335.

Net cash used in investing activities comprised investment in direct financing leases of $19,482,189, offset by $6,790,201 in proceeds from sale of direct financing leases.

Net cash provided by financing activities comprised proceeds from mortgages payable of $8,771,280 and proceeds from stockholder loans of $375,000, offset by deferred financing costs of $1,511,884, preferred distributions of $45,000, and principal payments on mortgages payable of $395,034.















































                                      (15)

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

Additional information required by this item is set forth in Item 2 on page 14 under the caption "Interest Rate Risk."

























                                      (16)

                          PART II - OTHER INFORMATION




Item 1-6 - Not applicable.























































                                      (17)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Strategic Capital Resources, Inc.



                                             By: /s/David Miller
                                             David Miller, President



      (Duly Authorized Officer)
Date:   April 24, 2002




                                      (18)