Form 10-K
period 2002-06-30
STRATEGIC CAPITAL RESOURCES INC
filed 2002-12-23
CIK 1009416

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 2002

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period ________________ to _________________

                         Commission file number: 0-28168

                        STRATEGIC CAPITAL RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                               11-3289981
(State or other jurisdiction of                               (I.R.S Employer
incorporation or organization)                               Identification No.)

             7900 Glades Road, Suite 610, Boca Raton, Florida 33434
                     (Address of principal executive office)

                                 (561) 558-0165
                         (Registrant's telephone number)


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

The aggregate market value of the Registrant's outstanding Common Stock held by non-affiliates of the Registrant on December 19, 2002, was $ -0-. There were 77,192 shares of Common Stock outstanding as of December 19, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

Form 8-K, dated May 30, 2002, Form 8-K, dated June 30, 2002 and Form 8-K, dated December 16, 2002 are hereby incorporated by reference into Part II and Part III of this Form 10-K as if set forth.

         PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential." Examples of forward- looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, ability to continue insurance coverage, real estate values, and competition; changes in accounting principals, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors that may affect our operations, pricing, products and services.

                                TABLE OF CONTENTS

                           FORM 10-K ANNUAL REPORT OF

                        STRATEGIC CAPITAL RESOURCES, INC.

                                                                            PAGE

Facing Page
Index
PART I
Item 1.       Business.........................................................4
Item 2.       Properties......................................................10
Item 3.       Legal Proceedings...............................................10
Item 4.       Submission of Matters to a Vote of Security Holders.............12

PART II
Item 5.       Market for the Registrant's Common Equity and
                 Related Stockholder Matters..................................12
Item 6.       Selected Financial Data.........................................14
Item 7.       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..........................15
Item 7A.      Quantitative and Qualitative Disclosures About Market Risks.....21
Item 8.       Financial Statements and Supplementary Data.....................23
Item 9.       Changes in and Disagreements With Accountants
                 on Accounting and Financial Disclosure.......................52
Item 9B.      Compliance With Section 16(a) of the Exchange Act...............52

PART III
Item 10.      Directors and Executive Officers of the Registrant..............52
Item 11.      Executive Compensation..........................................54
Item 12.      Security Ownership of Certain Beneficial Owners and Management..55
Item 13.      Certain Relationships and Related Transactions..................56

PART IV
Item 14.      Exhibits, Financial Statement Schedules
                 and Reports on Form 8-K......................................57

SIGNATURES....................................................................59

                                     PART I

As used in this Form 10-K, "we", "us" and "our" refer to Strategic Capital Resources, Inc. and our consolidated subsidiaries, depending on the context.

ITEM 1.  BUSINESS

We are a Delaware corporation organized in 1995. We provide specialized financing for major homebuilders and real estate developers. The arrangements may take several forms including operating leases, option agreements, or management agreements. We account for all such agreements as direct financing arrangements. Such agreements may represent off-balance sheet transactions of our customers and clients. We are engaged in such financing arrangements in three lines of business, consisting of one reportable segment, all with major homebuilders and real estate developers throughout the United States:

         Model home programs

         Residential real estate land banking

         Multi-family residential and other real estate

We have formed several wholly owned, special purpose subsidiaries for the exclusive purpose of acquiring specific properties, which subsidiaries perform no other functions other than to manage the activities and operations directly related to its specific purpose. The special purpose subsidiary is structured in a way that its sole activity is the specific project. We control the activities and retain the risks and rewards of our ownership of such subsidiaries. We also guarantee the debt of each subsidiary. We do not have off-balance sheet arrangements with our special-purpose entities or special-purpose entities owned by others.

MODEL HOME PROGRAMS

We purchase and leaseback fully furnished model homes complete with options and upgrades to major publicly traded homebuilders. The model homes are leased pursuant to a triple net lease where the lessee is obligated to pay all maintenance, taxes, insurance and other applicable costs, including, but not limited to, utilities and homeowner association assessments. These arrangements terminate only upon the sale of the model homes. In this regard, we have entered into net listing agreements with real estate brokerage affiliates of those clients with whom we enter into the leaseback arrangement. These agreements provide for commissions and incentives, which are negotiated on a per transaction basis. The sale price may not be less than the original cash closing purchase price, unless the client elects to pay any deficiencies at the closing.

All of our clients are required to provide a surety bond, letter of credit or equivalent financial instrument in order to assess the performance of their obligations. These financial instruments provided by our clients have historically ranged from 5% to 110% of our purchase price of the model homes.

In many cases, we have obtained various forms of insurance, which effectively serve as credit enhancements. The insurance instrument insures the timely performance of our client of its obligations under the relevant agreement. In the event of default by our client, the insurer has an obligation to continue to make the payments up to the penal sum of the bond. All such insurance has been obtained from major domestic insurance companies rated "A" through "AAA" by major credit rating agencies.

The intent of these arrangements is to reduce our cost of funds and to increase the amounts borrowed, thereby increasing our profitability and leverage.

Since inception, we have purchased a total of 463 model homes at an aggregate purchase price in excess of $102,000,000. The following is a breakdown of model homes which we have purchased and the purchase price by state at June 30, 2002, and June 30, 2001:


                               June 30, 2002              June 30, 2001
                        -------------------------   -------------------------
     State              No. of Homes     Amount     No. of Homes    Amount
---------------         ------------  -----------   ------------  -----------
Arizona                       1       $   134,650         7       $   764,356
California                   25         6,703,315        44        11,669,315
Florida                       0                --         3           836,403
Iowa                          8         1,259,335        15         2,622,695
Minnesota                     1           226,040         7         1,683,505
Nevada                        4           469,960        13         1,667,790
New Jersey                   20         5,028,087        29         8,079,198
New York                      1           254,000         3           883,291
North Carolina                5         1,155,778         7         1,648,741
Pennsylvania                  1           250,000         8         1,851,686
Texas                         2           659,000         9         2,299,900
Utah                          0                --         3           496,097
                             --       -----------       ---       -----------
TOTAL                        68       $16,140,165       148       $34,502,977
                             ==       ===========       ===       ===========

The following is a summary by state of our model home purchases and sales since inception, as well as our inventory at June 30, 2002.

                                                               Model Home
                     Number of Model     Number of Model       Inventory
    State            Homes Purchased       Homes Sold       at June 30, 2002
--------------       ---------------     ---------------    ----------------
Arizona                     19                  18                  1
California                  62                  37                 25
Colorado                    22                  22                  0
Georgia                      5                   5                  0
Florida                    107                 107                  0
Iowa                        15                   7                  8
Minnesota                   21                  20                  1
Nevada                      13                   9                  4
New Jersey                 111                  91                 20
New York                     9                   8                  1
North Carolina              12                   7                  5
Pennsylvania                31                  30                  1
Texas                       25                  23                  2
Utah                         5                   5                  0
Virginia                     6                   6                  0
                           ---                 ---                ---
TOTAL                      463                 395                 68
                           ===                 ===                ===

The following chart summarizes our model home purchases and sales by state since inception as well as the current model home inventory at June 30, 2002:


                                                               Model Home
                     Cost of Model       Cost of Model         Inventory
     State          Homes Purchased        Homes Sold       at June 30, 2002
---------------     ---------------      -------------      ---------------
Arizona              $  2,124,640         $ 1,989,990         $   134,650
California             16,267,394           9,564,079           6,703,315
Colorado                4,715,463           4,715,463                   -
Georgia                 1,576,755           1,576,755                   -
Florida                20,086,710          20,086,710                   -
Iowa                    2,622,695           1,363,360           1,259,335
Minnesota               4,852,110           4,626,070             226,040
Nevada                  1,667,790           1,197,830             469,960
New Jersey             28,335,475          23,307,388           5,028,087
New York                3,301,435           3,047,435             254,000
North Carolina          2,758,255           1,602,477           1,155,778
Pennsylvania            7,191,197           6,941,197             250,000
Texas                   5,060,757           4,401,757             659,000
Utah                      837,726             837,726                   -
Virginia                1,495,847           1,495,847                   -
                     ------------         -----------         -----------
TOTAL                $102,894,249         $86,754,084         $16,140,165
                     ============         ===========         ===========

The following is a breakdown of model home lease revenues by state for fiscal years ended June 30, 2002, 2001, and 2000:


                      Lease Revenue      Lease Revenue      Lease Revenue
                        Year Ended         Year Ended         Year Ended
     State              06/30/2002         06/30/2001         06/30/2000
---------------       -------------      -------------      -------------
Arizona                $   45,387         $  132,499          $  180,455
California              1,218,504          1,529,366           1,304,561
Colorado                        -                  -              81,126
Florida                    53,050            102,954             246,035
Iowa                      169,880            290,065                   -
Minnesota                  82,458            356,362              19,744
Nevada                    154,749            200,135             183,914
New Jersey                657,938          1,085,792           1,572,944
New York                   66,264            110,837             247,714
North Carolina            182,794            204,057             156,520
Pennsylvania              100,577            331,163             491,788
Texas                     177,663            407,561             287,196
Utah                       29,335             59,532              70,359
                       ----------         ----------          ----------
TOTAL                  $2,938,599         $4,810,323          $4,842,346
                       ==========         ==========          ==========

MODEL HOME PROGRAM SUBSEQUENT EVENTS

From July 1, 2002, through the date of this Report, we sold nine model homes at an aggregate sales price of $1,988,690. These model homes were acquired at an aggregate cost of $1,863,685. In addition, we have contracts pending on eight model homes at an aggregate sales price of $1,933,456, which were acquired at an aggregate cost of $1,649,446.

RESIDENTIAL REAL ESTATE LAND BANKING

We purchase parcels of residential real estate from non-affiliated third parties. These parcels are selected by homebuilders with whom we have established a business relationship. We also purchase residential real estate owned by the homebuilders and lease it back to them on a triple-net basis. The parcels of land are acquired at the lower of appraised value or contract price. The parcels of land may require additional government approvals or entitlements and development work or consist of finished lots. If development work is required, the homebuilder enters into a fixed price development agreement to develop the parcels of land for us, and in some cases, is required to provide completion bonds for some or all work by a surety company acceptable to us. Reimbursement for development work performed is typically paid monthly. A lease and exclusive option to purchase agreement are entered into with the homebuilder simultaneously with the land acquisition. The terms and conditions of each transaction are project specific (lease rate, term, option deposit, takedown schedule, etc.). Insurance coverage is obtained to insure the prompt payment and performance of the homebuilder, as well as the fully developed value of the real estate acquired.

During the year ended June 30, 2002, we entered into three (3) Acquisition, Development and Sale of Residential Real Estate Agreements in California (2) and New Jersey (1). The following is a summary of the project costs by project number:


                                                        Remaining
Project    Purchase   Development Costs   Total Costs  Development     Total
 Number     Price       Paid to Date     Paid to Date     Work     Project Costs
-------  -----------  -----------------  ------------  ----------- -------------
   1     $20,546,010     $         -     $ 20,546,010  $ 3,085,749  $ 23,631,759
   2       1,680,925         989,489        2,670,414      185,220     2,855,634
   3       2,539,458       2,174,460        4,713,918            -     4,713,918
   4       3,554,591       1,965,374        5,519,965      347,835     5,867,800
   5       8,083,084       3,629,757       11,712,841      977,901    12,690,742
   6       6,762,000               -        6,762,000            -     6,762,000
   7      11,800,000       3,312,379       15,112,379    4,245,432    19,357,811
   8      11,736,233               -       11,736,233    5,093,099    16,829,332
   9       7,680,468      18,930,561       26,611,029    9,142,987    35,754,016
         -----------     -----------     ------------  -----------  ------------

TOTAL    $74,382,769     $31,002,020     $105,384,789  $23,078,223  $128,463,012
         ===========     ===========     ============  ===========  ============

The following is a summary of total costs paid to date, sales of finished lots and our residential real estate balance at June 30, 2002:

Project    Total Costs       Sale of         Balance at
Number    Paid to Date    Finished Lots    June 30, 2002          Location
-------   ------------    -------------    -------------    -------------------
   1      $ 20,546,010     $ 7,097,320      $13,448,690     California
   2         2,670,414       1,241,579        1,428,835     Arizona
   3         4,713,918       4,713,918                -     Utah
   4         5,519,965       4,746,984          772,981     Nevada
   5        11,712,841       5,703,720        6,009,121     Nevada
   6         6,762,000       6,762,000                -     California
   7        15,112,379       1,640,492       11,736,233     New Jersey
   8        11,736,233               -       13,471,887     California
   9        26,611,029      11,458,234       15,152,795     California
          ------------     -----------      -----------

TOTAL     $105,384,789     $43,364,246      $62,020,542
          ============     ===========      ===========

The following is a breakdown of interest income on residential real estate land banking by state:


                                          Year Ended June 30,
                                      -------------------------
                   State                 2002           2001
               -------------          ----------     ----------
               Arizona                $  209,961     $  146,417
               California              4,270,960      2,453,415
               Nevada                  1,210,232        454,122
               New Jersey              1,288,196              -
               Utah                      127,503        210,645
                                      ----------     ----------
               Total                  $7,106,852     $3,264,599
                                      ==========     ==========

RESIDENTIAL REAL ESTATE LAND BANKING SUBSEQUENT EVENTS

The following is a summary of development costs paid and sales of finished lots from July 1, 2002, through the date of this Report.


                  Project       Development      Sales of
                   Number       Costs Paid     Finished Lots
                  -------       ----------     -------------
                     1          $2,604,559      $ 9,154,945
                     2             131,674          595,958
                     3                   -          772,981
                     4             565,835        2,281,493
                     5             629,122        3,609,078
                     6           1,332,966                -
                     7           2,260,625        7,861,078
                                ----------      -----------

                  TOTAL         $7,524,781      $24,275,533
                                ==========      ===========

MULTI-FAMILY RESIDENTIAL AND OTHER REAL ESTATE

On July 15, 1999, we purchased a 288 unit multi-family residential property in Jacksonville, Florida, for a purchase price of $10,227,999. The purchase price was paid as follows:

           Assumption of existing first mortgage        $ 4,927,999
           New loan                                       5,300,000
                                                         -----------
           Total Purchase Price                          $10,227,999
                                                         ===========

Simultaneous with the purchase, we entered into an operation, maintenance, and management agreement, which provides for payment of a minimum income stream per month. The agreement also requires the management company to purchase the property at the end of five years. Their performance under the agreement is insured by an insurance company rated "AAA" by Standard & Poor's.

Since 2000, three of our major clients have represented a significant portion of our total revenues. Of our total revenues, one of these clients represents 57% of our revenues during 2002, 52% in 2001, and 57% in 2000. A second customer represented 23% in 2002, 15% in 2001, and 22% of our revenues in 2000. A third client represented 11% of our total revenue in 2001.

COMPETITION AND MARKET FACTORS

We are subject to all the general risks associated with financing and investing in real estate such as adverse changes in general or local economic conditions, changes in the supply of or demand for similar or competing properties in an area, changes in interest rates and operating expenses, changes in market rental rates, changes in and compliance with accounting issues relating to off-balance sheet financing, inability to procure residual value insurance polices, inability to lease properties upon the termination or expiration of existing leases, the renewal of existing leases, and inability to collect payments from clients.

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

We are dependent on the efforts of our executive officers, key employees and directors. We have an employment contract with only one person. There can be no assurance that we will be able to recruit additional personnel with equivalent experience in the event of our loss of their services.

EMPLOYEES

At December 19, 2002, we employed seven (7) full-time employees, which included executive, financial, sales and administrative personnel. Our employees are not represented by unions or subject to any collective bargaining agreements. Management considers the relationship with its employees to be excellent. In addition, from time to time, we retain outside professional and expert consultants to assist us with our business plan. At December 19, 2002, we had one outside consultant, our corporate and securities counsel, who is performing additional consulting services to us separate from his legal services and whom we have retained on a month to month basis.

ITEM 2.  PROPERTIES

Our corporate office is located at 7900 Glades Road, Suite 610, Boca Raton, Florida 33434, where we lease 2,216 square feet of executive office space pursuant to a five (5) year written lease expiring March 2007, at an annual lease rate of $68,539 during 2002 (approximately $5,700 per month). Our annual lease rate will be $65,062 in 2003. We moved to this location in January 2002, when our prior lease at 2500 Military Trail North, Suite 260, Boca Raton, Florida 33431, expired. We believe that our current facility is adequate for our current and planned level of operations.

We own additional properties more fully described in Item 1, above.

INSURANCE

We have comprehensive insurance including liability, fire, flood, extended coverage personal injury and rental loss insurance with respect to our properties. We believe that such insurance provides adequate coverage.

ITEM 3.  LEGAL PROCEEDINGS

During the year ended June 30, 1997, we disposed of our construction subsidiary, Iron Eagle Contracting and Mechanical, Inc. ("IECM"). Under the terms of the agreement, we sold the net assets of IECM for a note in the amount of $1,312,500. The note bore interest at the prime rate plus 1%. Interest was payable in monthly installments. The note was secured by all assets of IECM's parent company, Monarch Investment Properties, Inc. ("Monarch"), which was formerly known as Iron Holdings Corp., and by all of the issued and outstanding shares of IECM.

During June 1999, we filed a lawsuit against Monarch, and its subsidiaries, IECM and Tahoe Realty Corp., as well as two of its officers and other individuals, in the Supreme Court of the State of New York, County of Queens. The action asserts seven separate causes of action arising out of a default in payment of the remaining $1,100,000 balance due under the promissory note evidencing moneys due to us from Monarch as a result of its purchase of IECM from us.

The Court granted our motion for summary judgment during March 2000 against Monarch in the sum of $1,100,000 plus interest from January 1, 1999, a judgment of possession of all collateral pledged by Monarch and judgment that we are the rightful owner and entitled to immediate possession of the collateral, impressing a trust on said collateral, declaring defendants to be trustees of said collateral and directing said trustees to deliver such collateral to us. A decision of the Appellate Division limited the extent of the corporate defendant's liability and the thrust of the action is against the guarantors. The action is now in the discovery stage. While it is difficult to predict the outcome of any litigation, there are no counterclaims asserted against us and there does not appear to be a range of potential loss to us.

During the years ended June 30, 2002, 2001 and 2000, we took impairment charges for the remaining $1,000,000 balance on the promissory note. The amount of the write-down was determined by evaluating the underlying value of the collateral, the cost of recovery, ongoing litigation costs and the difficulty in realizing the collateral securing the promissory note. Actual losses could differ from our current estimate and will be reflected as adjustments in future financial statements.

Also, we filed suit against BankAtlantic Bancorp., Inc. and BankAtlantic, a federal savings bank, in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida, by complaint dated

December 30, 1998. The complaint charges a breach of fiduciary duty and seeks unspecified damages in that the defendant undertook to act as agent or broker in connection with obtaining a $200 million loan facility relating to a sale and lease back program for a major, publicly-traded national builder. Rather than complete the financing transaction, the complaint alleges economic opportunity was usurped by defendant and entered into an agreement directly with the builder, utilizing, inter alia, the terms of our program. This matter is in the early stages of discovery. Since this represents a potential contingent gain for us, there are no receivable amounts recorded in the accompanying consolidated balance sheets.

During May 2000, we, along with FPE Funding, LLC , filed a complaint entitled "In the case of Strategic Capital Resources, Inc. and FPE Funding, LLC v. Dylan Tire Industries, LLC, Dylan Custom Mixing, LLC; Mid-American Machine and Equipment, LLC f/k/a Mid-American Tire and Machine, LLC; GMAC Commercial Credit, LLC; Robert C. Liddon, Trustee; Mary Aronov, Trustee; David Feingold; John Tindal; Brett Morehouse; Johnny Guy; Shan Sutherland; and Pirelli Tire LLC," Chancery Court for Davidson County, Tennessee, Case No. 00-1296-III, against the referenced defendants alleging, among other things, breach of contract, fraud, and civil conspiracy, arising from the breach of a sale and leaseback commitment for which we procured funding and under which FPE was to be the owner/lessor of a manufacturing facility.

The defendants/counter-plaintiffs, Dylan Tire Industries, LLC, Mid-American Machine and Equipment, LLC and Dylan Custom Mixing, LLC have filed a counterclaim, seeking unspecified consequential damages "estimated to exceed $500,000" for alleged breach of a loan commitment issued by us. The basis of the claim is that we allegedly failed to honor our commitment to lend for the acquisition of a manufacturing facility, resulting in damages to the defendants/counter-plaintiffs, who borrowed the money directly from ours lender at allegedly greater cost and who allegedly had to pay a greater price for the facility as a result of the alleged delay in the closing. We believe the counterclaim is without merit and are vigorously defend itself. As such, there is no accrual in the accompanying consolidated balance sheets.

Our claims were substantially dismissed by the lower court and affirmed by the appellate court. We have appealed to the Tennessee Supreme Court. We have additional claims that have not as yet been filed pending the appeal outcome. We have recorded a receivable from Dylan Tire Industries, LLC for a commitment fee of approximately $180,000. As a result of the uncertainty regarding collection of the receivable, we have reserved the entire balance. For the year ended June 30, 2002, we recorded an impairment charge for the receivable amounting to $91,122.

We are also party to an action entitled Star Insurance Company v. Strategic Capital Resources, Inc., 15th Judicial Court, Palm Beach County, Florida, Case No. CL 00-433 AD, which is an action on an indemnity bond. Discovery has been conducted, but is not completed. Mediation, which was conducted on August 13, 2002, has been adjourned. The Plaintiff has not been vigorously prosecuting this action. We intend to vigorously defend this action if and when the plaintiff proceeds. Due to the uncertainties of litigation, we are unable to evaluate the likelihood of an unfavorable outcome or estimate the amount of range of potential loss. This matter has been referred by the court for mediation to see if the parties can settle the case. We are mediating with the plaintiff to settle the case but there is no assurance that the settlement will occur. As such there are no accruals in the accompanying consolidated balance sheet for this matter.

We are not presently involved in any other material litigation nor, to our knowledge, is any other material litigation threatened against us or any of our properties, other than routine litigation arising in the ordinary course of business. See Notes to Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During June 2002, a majority of our shareholders by consent approved a reverse stock split, whereby one (1) share of our Common Stock was issued in exchange for every two hundred (200) shares of Common Stock issued and outstanding on the record date. An applicable Information Statement was filed with the Securities and Exchange Commission and disseminated to our shareholders.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

Until November 20, 2002, our Common Stock was traded on the OTC Bulletin Board under the symbol "SCPI." Our trading symbol was changed from "JJFN" to the current symbol on the effective date of the reverse stock split referenced above. Because this report was filed late, our common stock was delisted from trading on the OTC Bulletin Board. Upon information and belief, as of the date of this report, our Common Stock does not trade.. We intend to cause an application to be filed to reinstate our common stock for trading on the OTC Bulletin Board subsequent to the filing of this report and our quarterly report on Form 10-Q for the three month period ended September 30, 2002. While no assurances can be provided, we believe trading of our common stock will be reinstated on the OTC Bulletin Board in the near future.

The following table sets forth, for the periods indicated, the high closing bid price and low closing asked price for our Common Stock as reported by the OTC Bulletin Board during the two year period prior to July 1, 2002. All current and historical figures to our Common Stock have been adjusted to reflect our reverse stock split (200 to 1).


                                      Year Ended June 30,
                 ----------------------------------------------------------
                       2002                 2001                2000
                 ----------------     ----------------     ----------------
   Quarter        High      Low        High      Low        High      Low
    Ended         Bid      Asked       Bid      Asked       Bid      Asked
------------     ------    ------     ------    ------     ------    ------
September 30          -         -     $40.00    $36.00     $60.00    $50.00
December 31           -         -     $28.00    $24.00     $50.00    $48.00
March 31         $34.00    $24.00     $26.00    $24.00          -         -
June 30          $51.00    $ 3.00     $38.00    $30.00          -         -

As of the date of this report, there is no bid or asked price applicable to our Common Stock, as our Common Stock does not publicly trade as of the date hereof. The last sale price of our Common Stock as reported on the OTC Bulletin Board, which took place on November 13, 2002, was $10.00. As of June 30, 2002, there were approximately 557 shareholders of record, not including those persons who held their shares in "street name."

We have not paid any cash dividends on our Common Stock and do not anticipate paying any in the foreseeable future. We intend to continue our present policy of retaining earnings for investment in our operations.

On November 2, 1995, we sold 400,000 shares of our 6% Participating Convertible Preferred Stock for $1,000,000 in cash. Each share was originally convertible into one share of our Common Stock at $2.50 per share commencing in December 1996. Dividends are declared on the basis of a 50% participation in the rental revenue stream up to $60,000 per year. At June 30, 2001, we had 400,000 shares of 6% Participating Convertible Preferred Stock issued and outstanding. We had not paid any distributions on this Preferred Stock since July 1996, as a result of a dispute between two unaffiliated parties who were entitled to dividends. In July 1998, David Miller, our Chairman, acquired all of these shares of Convertible Preferred Stock. At December 30, 1998, we owed $130,000 in unpaid distributions. In October 1998, we began paying distributions to Mr. Miller at the rate of $10,000 per month, which brought us current on preferred distributions in November 2000. During June 2002, these 400,000 shares of Convertible Preferred Stock were redeemed for $500,000 in cash and a note for $500,000. The note bears 6% interest, payable monthly. $250,000 is due July 1, 2003 and the balance is due July 1, 2004.

On April 8, 2002, our Board of Directors voted to authorize and recommend that our shareholders approve a reverse stock split, whereby one (1) share of our common stock would be issued for every two hundred (200) shares outstanding on the established record date of April 8, 2002. Messrs. Miller and Wilson, two of our directors, abstained from voting due to a perceived potential conflict of interest arising out of these directors holding warrants to purchase shares of our Common Stock. This reverse stock split was subsequently approved by those of our shareholders representing a majority of the shares of Common Stock then outstanding pursuant to the laws of the State of Delaware.

Most of our previously outstanding warrants to purchase shares of our Common Stock had been issued to Mr. Miller, our Chairman, in connection with loans that had been extended to us by Mr. Miller and another member of our management from time to time since our inception. The loans represented funds that were necessary to conclude transactions in the ordinary course of our business, but were unavailable from other sources. According to the terms of these warrants, in the event of a transaction that resulted in a reduction of the number of outstanding shares of our Common Stock, including a reverse stock split, there would be no proportionate adjustment in the number of shares issuable upon exercise of the warrants or in the exercise price thereof. The warrants had exercise prices that ranged from $.13 to $.47. In June 2002, an aggregate of 1,430,000 warrants were exercised for an aggregate exercise price of $236,100 (approx. $0.17 per warrant).

SUBSEQUENT EVENT

In December 2002, the warrant exercise discussed above was rescinded by the mutual consent of the former warrant holders and our Company. This rescission was necessary due to what we believe to be inaccurate advice provided to us by our former independent accountants, who failed to advise of various negative tax consequences to the warrant holder, and more importantly, significant negative impact to our income statement relating to the fact that the applicable warrant agreement contained the provisions discussed above.

In addition, also in December 2002, pursuant to the approval of our Board of Directors and the warrant holders, the relevant warrant agreements were amended to negate the provisions specifying that they are not affected by any reverse stock split, effective as of the date of our reverse stock split. As a result, the 8,797,114 previously outstanding warrants have been reduced to 38,856 pursuant to the 200:1 reverse stock split previously undertaken. The exercise prices has also be adjusted pursuant to the reverse stock split, resulting in exercise prices ranging from $24 to $94 per warrant. This amendment was also necessary as a result of incorrect advice provided by our prior independent accountants.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data presented below for the years ended June 30, 2002, 2001, 2000, 1999, and 1998 have been derived from our audited consolidated financial statements. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto included elsewhere in this Report.

As more fully described in Note 1 to our audited consolidated financial statements included in "Part II, Item 8, Financial Statements and Supplemental Data" below, errors resulting in a net understatement of previously reported interest expense for the years ended June 30, 2001 and 2000 was discovered by our management during 2002. Accordingly, our consolidated balance sheets and our statement of operations and stockholders' equity for the years presented below have been restated to reflect corrections to previously reported amounts.

                           SELECTED FINANCIAL DATA (In
                        thousands, except per share data)

                                                                      June 30,
                                             -------------------------------------------------------
                                               2000       2001        2000       1999         1998
                                             --------   --------    --------    --------    --------
                                                       (Restated)  (Restated)  (Restated)  (Restated)
Income Statement Data:
  Revenues                                   $ 53,878   $ 11,383    $  6,846    $ 26,287    $ 21,303
                                             --------   --------    --------    --------    --------
  Expenses                                     51,714     10,234       6,757      26,469      21,709
  Impairment charge                                91      1,000         100          --          --
                                                                    --------    --------    --------
  Operating expenses                           51,805     11,234       6,857      26,469      21,709
                                             --------   --------    --------    --------    --------
  Income (loss) from continuing operations
    Before income tax benefit (expense)          2073        149         (11)       (182)       (406)
  Income tax expense                             1121        (95)        (67)        (80)         10
                                             --------   --------    --------    --------    --------
  Net income (loss)                               951         54         (79)       (262)       (396)
  Preferred stock distributions                    55         85         120          90          --
                                             --------   --------    --------    --------    --------
  Income (loss) applicable to
     common shareholders                     $    896   $    (31)   $   (199)   $   (352)   $   (396)
                                             ========   ========    ========    ========    ========

Per Share Data:
  Basic:
    Net income (loss)                        $  11.61   $   (.40)   $  (2.50)   $  (3.23)   $  (4.66)
    Weighted average number of common
          shares outstanding                       78         78          79          81          85
  Assuming Dilution:
    Net income (loss)                        $  11.55   $   (.40)   $  (2.50)   $  (3.23)   $  (4.66)
    Weighted average number of common
          shares outstanding                       78         78          79          95          85


                                                                      June 30,
                                             -------------------------------------------------------
                                               2000       2001        2000       1999         1998
                                             --------   --------    --------    --------    --------
                                                       (Restated)  (Restated)  (Restated)  (Restated)
Balance Sheet Data:
  Total assets                               $ 90,798   $ 94,954    $ 56,146    $ 37,159    $ 40,824
  Mortgages and notes payable                $ 77,592   $ 83,351    $ 46,541    $ 27,958    $ 31,538
  Other liabilities                          $  4,674   $  3,067    $  1,192    $    765    $    685
  Stockholders' equity                       $  8,531   $  8,536    $  8,413    $  8,436    $  8,601


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

A summary of our operating results, including our subsidiaries for the fiscal years ended June 30, 2002, June 30, 2001, and June 30, 2000 are presented below. As more fully described in Note 1 to our audited consolidated financial statements included in "Part II, Item 8, Financial Statements and Supplemental Data" below, errors resulting in a net understatement of previously reported interest expense for the years ended June 30, 2001 and 2000 was discovered by our management during 2002. Accordingly, our consolidated balance sheets as of June 30, 2001 and our statement of operations, stockholders' equity and cash flows for the years ended June 30, 2001 and 2000 have been restated to reflect corrections to previously reported amounts.

                                                                      Years Ended June 30,
                                                      -----------------------------------------------
                                                                           2001             2000
                                                           2002         (Restated)       (Restated)
                                                      -------------   --------------   --------------
Revenues:
  Interest income on direct financing arrangements:
    Model homes                                       $ 2,939    5%   $ 4,810    42%   $ 4,842    70%
    Residential real estate                             7,107   13%     3,265    29%        --    --
    Multi-family residential                            1,409    3%     1,378    12%     1,356    20%
  Sale of direct financing arrangements:
    Model homes - net                                     394    1%       377     3%       324     5%
    Residential real estate                            41,947   78%     1,417    12%        --    --
  Other income                                             81   --        136     2%       324     5%
                                                      -------  ---    -------   ---    -------   ---
Total revenues                                         53,877  100%    11,383   100%     6,846   100%

Costs and expenses:
  Interest and financing costs                          5,171   10%     5,985    52%     4,184    62%
    Multi-family operating                                484    1%       365     3%       355     5%
    Cost of direct financing arrangements sold:
    Residential real estate                            41,947   77%     1,417    13%        --    --
    Depreciation and amortization                       1,547    3%       931     8%       665    10%
    Corporate                                           2,564    5%     1,536    14%     1,554    23%
    Impairment charge                                      91   --      1,000     9%       100    --
                                                      -------  ---    -------   ---    -------   ---
Total costs and expenses                               51,804   96%    11,234    99%     6,858   100%

                                                                      Years Ended June 30,
                                                      -----------------------------------------------
                                                                           2001             2000
                                                           2002         (Restated)       (Restated)
                                                      -------------   --------------   --------------

Income (loss) before income tax expense                 2,073    4%       149     1%       (12)   --
Income tax expense                                      1,121    2%        95     1%        67     1%
                                                      -------  ---    -------   ---    -------   ---
Net income (loss)                                     $   952    2%   $    54     1%   $   (79)   (1%)
                                                      =======  ===    =======   ===    =======   ===


Comparison of Year Ended June 30, 2002 to Year Ended June 30, 2001.

Interest income on direct financing arrangements for the year ended June 30, 2002, increased $2,001,688 (21%) compared to the prior year period. The increased revenue was primarily attributable to the interest income on the increased number of residential real estate arrangements, which amounted to $7,106,852 for the period, compared to $3,264,599 for the prior year period, offset by a decrease in interest income on model homes of $1,871,724.

Sale of direct financing arrangements increased $40,547,109 (2260%) for the year ended June 30, 2002, compared to the prior year period. During the year ended June 30, 2002, we sold 80 model homes at an average price of $248,480, compared to 69 model homes at an average price of $260,101 for the prior year period, resulting in increased revenue. The balance of $41,947,444 was from residential real estate. Relevant to our model home activities, as of the date of this report our portfolio of model homes is decreasing as a result of continued sales of these homes. Unless we are able to acquire additional inventory of model homes in the future our revenues from this business will decrease. We are currently negotiating with various builders to purchase additional model homes and expect to acquire the same in the near future.

Interest expense decreased $813,913 (14%) during the year ended June 30, 2002, compared to the prior year period, primarily due to the decrease in loans utilized to purchase additional assets under direct financing arrangements and lower interest rates.

Corporate costs increased $1,028,224 (a 67% increase) from $1,536,118 for the year ended June 30, 2001, to $2,564,342 for the year ended June 30, 2002. These costs increased as a result of our re-audit of three years of financial statements, retention of experts to advise us on various accounting issues related to outstanding warrants and our reverse stock split (which issues are discussed above under "Part II, Item 5"), our retaining additional legal counsel and consultants applicable to the aforesaid issues, consulting fees of $70,470 paid during this period, termination fees pursuant to a settlement agreement between us and our former chief financial officer of $72,550, professional fees of $143,500 and moving costs of $35,697. Corporate costs as a percentage of total revenue decreased compared to the prior year period by 9%.

Net income for the year ended June 30, 2002, was $951,339, compared to net income of $53,791 for the prior year period, an increase of $897,548 (1669%). Net income as a percentage of total revenue increased due to the larger impairment charge recognized in our prior fiscal year.

Comparison of Year Ended June 30, 2001 to Year Ended June 30, 2000.

Interest income on direct financing leases for the year ended June 30, 2001 increased $3,254,518 (or 53%) compared to the prior year period. The increased revenue was primarily attributable to the interest income on the residential real estate leases, which amounted to $3,264,599 for the period. We did not generate income from this source during 2000.

Sale of direct financing leases increased $1,470,384 (or 454%) for the year ended June 30, 2001, compared to the prior year period. During the year ended June 30, 2001, we sold 69 model homes at an average price of $260,131, compared to 76 model homes at an average price of $257,255 for the prior year period, resulting in the decreased revenue.

Interest expense increased $1,800,638 (or 43%) during the year ended June 30, 2001 compared to the prior year period, primarily due to the increase in loans utilized to purchase additional assets under direct financing leases.

Corporate costs decreased $17,822 (a 1% decrease), from $1,553,940 for the year ended June 30, 2000, to $1,536,118 for the year ended June 30, 2001. Corporate costs as a percentage of total revenue was consistent with the prior year period.

Net income for the year ended June 30, 2001 was $53,791, compared to a net loss of ($78,706) for the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

Our uses for cash during the year ended June 30, 2002, were for revenue producing asset acquisitions, interest, operating expenses, and redemption of Preferred Stock. We provided for our cash requirements from borrowings, the sale of direct financing arrangements and other revenues. At June 30, 2002, we had approximately $21 million of unused, committed credit facilities available to us under existing revolving loan agreements, which may be utilized to acquire model homes and residential real estate land banking in accordance with the terms of those agreements. These facilities expire through August 2003. We received a commitment for $15,700,000 from a new financial institution. The loan will bear interest based on 30 day LIBOR plus a premium. It is our policy not to incur costs from activation of our credit facilities unless and until needed. We believe that these sources of cash are sufficient to finance our working capital requirements and other needs for the next twelve months. However, as part of our ongoing business, we have had constant discussions with financial institutions for increased credit facilities and with investment bankers regarding private or public placement of our debt or equity securities. We constantly review financing availability in the capital markets. However, there are no definitive agreements in place for us to obtain any additional financing and no assurances can be provided that we will undertake any such action in the immediate future.

At June 30, 2002, we had notes payable in the amount of $1,909,200 due to members of our management, which arose from advances they have made to us. The notes are payable on demand and accrue interest at 9%, which interest is paid monthly. Interest related to the 9% coupon on stockholder notes payable totaled $115,361, $109,543 and $112,220 for the years ended June 30, 2002, 2001 and
2000, respectively. Additionally, we incurred non-cash interest expense relating to the issuance of warrants with the stockholder loan amounting to $98,668, $269,142 and $235,660 for the years ended June 30, 2002, 2001 and 2000, respectively. At June 30, 2002 and 2001, stockholder loans outstanding were $1,909,200 and $1,223,100, respectively.

COMMON STOCK REPURCHASE PROGRAM

As of June 30, 2002, 10,368 (post reverse split) shares had been repurchased under this program, at a cost of $457,999 (approximately $44.17 per share, adjusted for our reverse stock split). We did not purchase any shares during our fiscal year ended June 30, 2002, and we do not anticipate implementing a new repurchase program. We are currently evaluating a tender offer for fractional and odd lot shares to reduce our costs but there are no assurances that we will undertake this activity in the near future, or at all.

IMPAIRMENT CHARGE

In 2001, we took a pre-tax non-cash charge for the impairment of the remaining $1,000,000 balance on a Promissory Note, effectively writing down the carrying value of the Note to $0. In March 2000, we set up a loss reserve of $100,000 against the Note, and have taken the remaining $1,000,000 charge during the year ended June 30, 2001. The amount of the write down was determined by evaluating the underlying value of the collateral and the difficulty anticipated in efforts to realize the value of such collateral securing the Note. We also evaluated cost of recovery, ongoing litigation costs, and other economic conditions and trends in making our determination. Actual losses could differ from our current estimate and will be reflected as adjustments in future financial statements. See "Part I, Item 3, Legal Proceedings" and "Item 8, Financial Statements and Supplementary Data."

CASH FLOWS

Net cash provided by operating activities totaled $3,494,802, comprised of net income of $951,339, plus net adjustments for non-cash items of $1,822,102, plus a net change in other operating assets and liabilities of $721,361. Net cash used in investing activities comprised investment in direct financing arrangements of $7,900,478, offset by $9,233,393 in proceeds from sale of direct financing arrangements.

Net cash provided by financing activities comprised proceeds from mortgages payable of $11,191,370, less repayment from stockholder loans of $50,000, offset by deferred financing costs of $1,649,038, purchase of preferred stock of $500,000, principal payments on mortgages payable of $16,950,273 and preferred distributions of $55,000.

SEGMENT REPORTING

Segment Reporting - Statement of Financial Accounting Standards No. 131 ("FAS 131") "Disclosures about Segments of an Enterprise and Related Information" established standards for the manner in which public enterprises report information about operating segments. We have determined that our operations primarily involve one reportable segment, direct financing arrangements.

NEW ACCOUNTING PRONOUNCEMENTS

The  Financial  Accounting  Standards  Board has  recently  issued  several  new
Statements of Financial Accounting Standards ("SFAS"). Statement No. 141, "Business Combinations" supersedes Accounting Principles Board ("APB") Opinion No. 16 and various related pronouncements. Pursuant to the new guidance in Statement No. 141, all business combinations must be accounted for under the purchase method of accounting; the pooling-of-interests method is no longer permitted. SFAS 141 also establishes new rules concerning the recognition of goodwill and other intangible assets arising in a purchase business combination and requires disclosure of more information concerning a business combination in the period in which it is completed. This statement is generally effective for business combinations initiated on or after July 1, 2001. Statement No. 142, "Goodwill and Other Intangible Assets" supercedes APB Opinion 17 and related interpretations. Statement No. 142 establishes new rules on accounting for the acquisition of intangible assets not acquired in a business combination and the manner in which goodwill and all other intangibles should be accounted for subsequent to their initial recognition in a business combination accounted for under SFAS No. 141. Under SFAS No. 142, intangible assets should be recorded at fair value. Intangible assets with finite useful lives should be amortized over such period and those with indefinite lives should not be amortized. All intangible assets being amortized as well as those that are not, are both subject to review for potential impairment under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 142 also requires that goodwill arising in a business combination should not be amortized but is subject to impairment testing at the reporting unit level to which the goodwill was assigned to at the date of the business combination.

SFAS No. 142 is effective for the fiscal years beginning after December 15, 2001 and must be applied as of the beginning of such year to all goodwill and other intangible assets that have already been recorded in the balance sheet as of the first day in which SFAS No. 142 is initially applied, regardless of when such assets were acquired. Goodwill acquired in a business combination whose acquisition date is on or after July 1, 2001, should not be amortized, but should be reviewed for impairment pursuant to SFAS No. 121, even though SFAS No. 142 has not yet been adopted. However, previously acquired goodwill should continue to be amortized until SFAS No. 142 is first adopted.

Statement No. 143 "Accounting for Asset Retirement Obligations" establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other type of disposal of long-lived tangible assets arising from the acquisition, construction, or development and/or normal operation of such assets. SFAS No. 143 is effective for the fiscal years beginning after June 15, 2002, with earlier application encouraged.

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes FASB Statement No. 121, "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to be Disposed Of". The provisions of the statement are effective for financial statements issued for the fiscal years beginning after December 15, 2001.

The adoption of these pronouncements is not expected to have a material effect on our consolidated financial statements.

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. Earlier application is encouraged. We do not believe the adoption of this standard will have a material impact on our consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Restructuring Costs." SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. Under SFAS 146, we will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require us to disclose information about our exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS 146, a company cannot restate its previously issued financial statements and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3. We do not believe the adoption of this statement will have a material impact on our consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have identified critical accounting policies that, as a result of judgements, uncertainties, uniqueness and complexities of the underlying accounting standards and operation involved, could result in material changes to our consolidated financial position or results of operations under different conditions or using different assumptions. The most critical accounting policies and estimates are:

     >    Estimated allowance for uncollectible accounts receivable;

     > Estimate of the fair value of warrants issued in connection with stockholder loans;

     >    Estimates regarding ongoing litigation;

     >    Estimates of the fair value of financial instruments;

     >    Revenue  recognition  in accordance  with SFAS No. 13,  Accounting for
          Leases;

Details regarding our use of these policies and the related estimates are described in the accompanying consolidated financial statements as of June 30, 2002 and 2001 and for the years ended June 30, 2002, 2001 and 2000. During the year ended June 30, 2002, there have been no material changes to our critical accounting policies that impacted our consolidated financial condition or results of operations other than the correction of errors as discussed in footnote 1(O) to our consolidated financial statements.

TRENDS

During our fiscal year ended June 30, 2002, our operations continued to accelerate at a rapid pace. For the fiscal year ended June 30, 2002, total purchases of revenue producing assets were in excess of $53 million, compared to approximately $11 million for the year ended June 30, 2001. Monthly revenue from direct financing arrangements outstanding at June 30, 2002, 2001, and 2000 were $955,000, $912,000, and $521,000, respectively. During our fiscal year ending June 30, 2003, we expect to continue to focus on improving our profitability and returns on our invested capital.

It is anticipated that demand for our specialty financial services will continue to develop during 2003, as our clients continue to desire to maintain their financial ratios. Further, our financial services allow our clients the ability to maximize financial leverage while reducing their applicable risks. We anticipate that continued strong demand in the housing industry, along with favorable interest rate spreads, should allow us to continue our growth.

While no assurances can be provided, we believe that favorable demographics should prevent a significant downturn. In this regard, a recent study performed by the Joint Center for Housing Studies of Harvard University included projections suggesting that the number of owners will rise by an average of 1.1 million annually over the next two decades. Much of this growth reflects the dramatic rise in the foreign-born population since the 1970's with the pickup in Latin American and Asian immigration. Today, over one in ten U.S. residents is foreign-born.

The housing outlook remains bright with about 1.2 million households expected to form each year through 2020. Reflecting the growing immigrant and minority populations, Joint Center projections suggest that homeowners will account for the lion's share of household growth, rising in number from just over 70 million in 2000 to 92.3 million by 2020.

Producing housing for the burgeoning number of U.S. households, together with meeting baby-boomer demand for vacation and retirement homes and replacing units lost from the stock, calls for average annual construction of 1.7 million new homes and apartments in the decades ahead. Add to this the enormous investment required to maintain and upgrade the existing inventory of homes and it is clear to us that housing will remain a key driver of the economy for the foreseeable future.

INFLATION

Inflation has not had a significant impact on the results of operations and is not anticipated to have a significant negative impact in the foreseeable future. Although increases in the rate of inflation may tend to increase interest rates which may increase our cost of borrowed funds, we attempt to pass the increases through to our customers through increased charges. The potential adverse impact of inflation on our lease operations is further mitigated by requiring clients to pay all operating expenses, including but not limited to real property taxes, insurance and utilities. However, there is no assurance that inflation will not have a material adverse impact on our future results of operation.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates primarily as a result of our floating rate debt arrangements, which include borrowings under lines of credit. These lines, along with cash flow from operations, are used to maintain liquidity and fund business operations. The nature and amount of our debt may vary as a result of business requirements, market conditions and other factors. It has not been necessary for us to use derivative instruments to adjust our interest rate risk profile, although we continuously evaluate the need for interest rate caps, swaps, and other interest rate-related derivative contracts, to mitigate this risk.

A hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate curve would adversely affect our annual interest cost by approximately $775,000.

RISK FACTORS

Our business is subject to numerous risk factors, which should be considered in evaluating our Company and our financial outlook, including the following:

There are risks due to recent events, including increased insurance risk, perceived risk of travel and adverse changes in economic conditions, which could negatively affect our business. Due in large part to the terrorist activities of September 11, 2001, and other recent events, we believe that insurance and surety companies are re-examining many aspects of their business, and may take actions including increasing premiums, requiring higher self-insured retentions and deductibles, requiring additional collateral on surety bonds, reducing limits, restricting coverages, imposing exclusions, such as sabotage and terrorism, and refusing to underwrite certain risks and classes of business. Any increased premiums, mandated exclusions, change in limits, coverages, terms and conditions or reductions in the amounts of bonding capacity available may adversely affect our ability to obtain appropriate insurance coverages at reasonable costs, which could have a material adverse effect on our business.

Terrorist attacks or acts of war may seriously harm our business. Terrorist attacks or acts of war may cause damage or disruption to our Company, our employees, our facilities and our customers, which could impact our revenues, costs and expenses, and financial condition. The terrorist attacks that took place in the United States on December 11, 2001, were unprecedented. The potential for future terrorist attacks has created many economic and political uncertainties, some of which may have additional material adverse affects on our business, results of operations, and financial condition.

The FASB has issued an Exposure Draft "Consolidation of Certain Special Purpose Entities" ("SPE's"), a proposed Interpretation of Accounting Research Bulletin
(ARB) No. 51, "Consolidated Financial Statements" that establishes accounting guidance for consolidation of SPE's. We believe that implementation of this Exposure Draft, when and if it becomes a final accounting rule, would not require our clients to consolidate our transactions.

There are appraisal risks. Real estate appraisals are only estimates of property values based on a professional's opinion and may not be accurate predictors of the actual amount that we would receive from a property sale. If an appraisal is too high, the property's value could go down upon reappraisal or if the property is sold for a lower price than the appraisal. An appraisal does not guarantee the value of a property.

We may need additional funds for the growth and development of our business. If we are unable to obtain these funds, we may not be able to expand our business as planned and this could adversely affect our results of operations and future growth.

There is a risk of change of economic conditions in the homebuilding industry. The homebuilding industry historically has been cyclical and is affected significantly by adverse changes in general and local economic conditions, such as:

          -    employment levels;
          -    population growth;
          -    consumer confidence and stability of income levels;
          - availability of financing for land acquisitions, construction and permanent mortgages;
          -    interest rates;
          -    inventory levels of both new and existing homes;
          -    supply of rental properties; and
          -    conditions in the housing resale market.

There is a current crisis in the United States involving investor confidence due to financial statement fraud and restatement of other issuer financial statements. In response to a stream of business scandals that have shook investor confidence, landmark corporate and accounting reform legislation has been passed by the US Congress this summer, including creation of the Public Company Accounting Oversight Board. Regulators and continuing the process of reworking accounting issues and policies that previously have been open to interpretation. We have not, nor do we believe that our clients have engaged in overly aggressive accounting strategies.

We have attempted to comply with the Sarbanes-Oxley Act of 2002. The Securities and Exchange Commission implemented Section 302 of the Sarbanes-Oxley Act of 2002 (the "Act") effective August 29, 2002. Provisions of the Act apply to all public reporting companies who file reports with the Securities and Exchange Commission. In addition to certification by the Chief Executive Officer and Chief Financial Officer as to the accuracy and completeness of financial statements contained in filed reports, other restrictions and requirements are part of the Act. The consensus of the AICPA and public filers is that additional clarification will be needed to fully comply with the Act.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        STRATEGIC CAPITAL RESOURCES, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF JUNE 30, 2002 AND 2001

                        STRATEGIC CAPITAL RESOURCES, INC.
                                AND SUBSIDIARIES



                                    CONTENTS


PAGE    F - 2     INDEPENDENT AUDITORS' REPORT

PAGE    F - 3     CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2002 AND 2001

PAGE    F - 4     CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED JUNE 30,
                  2002, 2001 AND 2000

PAGES   F - 5 -   CONSOLIDATED  STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS
        F - 6     ENDED JUNE 30, 2002, 2001 AND 2000

PAGE    F - 7     CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JUNE
                  30, 2002,  2001 AND 2000

PAGES   F - 8 -   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2002, 2001
        F - 27    AND 2000

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Strategic Capital Resources, Inc.
  and Subsidiaries
Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of Strategic Capital Resources, Inc. and subsidiaries as of June 30, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2002, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As more fully described in Note 1 of the notes to the consolidated financial statements, errors resulting in a net understatement of previously reported interest expense for the years ended June 30, 2001 and 2000 was discovered by management of the Company during 2002. Accordingly, the consolidated balance sheets as of June 30, 2001 and the statements of operations, stockholders' equity and cash flows for the years ended June 30, 2001 and 2000 have been restated to reflect corrections to previously reported amounts.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Strategic Capital Resources, Inc. and subsidiaries as of June 30, 2002 and 2001 and the results of their consolidated operations and their consolidated cash flows for the years ended June 30, 2002, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.


s/Weinberg & Company, P.A.

Weinberg & Company, P.A.
Certified Public Accountants

Boca Raton, Florida
November 27, 2002

                                      F - 2

               STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2002 AND 2001


                                     ASSETS
                                     ------
                                                                         2001
                                                         2002      (As Restated)
                                                      -----------   -----------
REVENUE PRODUCING ASSETS
 Net investment in direct financing arrangements:
  Model homes                                         $16,140,165   $34,502,977
  Residential real estate                              62,020,542    44,524,990
  Multi-family residential properties                  10,227,999    10,227,999
                                                      -----------   -----------
        Total Revenue Producing Assets                 88,388,706    89,255,966
                                                      -----------   -----------

OTHER ASSETS
 Cash and cash equivalents                                801,415     3,986,639
 Deferred charges, net                                    848,466       673,382
 Deferred income taxes                                          -       284,000
 Other                                                    758,923       754,519
                                                      -----------   -----------
        Total Other Assets                              2,408,804     5,698,540
                                                      -----------   -----------

TOTAL ASSETS                                          $90,797,510   $94,954,506
------------                                          ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

LIABILITIES
 Mortgages and notes payable                          $77,592,476   $83,351,379
 Accounts payable and accrued expenses                  1,739,401     1,055,764
 Unearned income                                          173,038       368,003
 Current income taxes                                     237,093             -
 Deferred income taxes                                    615,035       420,000
 Stockholder loans                                      1,909,200     1,223,100
                                                      -----------   -----------
        Total Liabilities                              82,266,243    86,418,246
                                                      -----------   -----------

STOCKHOLDERS' EQUITY
 Convertible preferred stock, $.01 par value,
  5,000,000 shares authorized, 400,000 shares
  issued and outstanding in 2001                                -         4,000
 Common stock, $.001 par value, 25,000,000 shares
  authorized, 87,560 shares issued and
  77,192 shares outstanding in 2002, 87,560 shares
  issued and 77,192 shares outstanding in 2001                 88            88
 Additional paid-in capital                             8,847,616     9,744,948
 Treasury stock, 10,368 shares at cost                   (457,999)     (457,999)
 Retained earnings/(deficit)                              141,562      (754,777)
                                                      -----------   -----------

TOTAL STOCKHOLDERS' EQUITY                              8,531,267     8,536,260
                                                      -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $90,797,510   $94,954,506
------------------------------------------            ===========   ===========

                 See notes to consolidated financial statements
                                      F - 3


               STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 2002, 2001 AND 2000


                                                                        2001            2000
                                                         2002       (As Restated)  (As Restated)
                                                     ------------   ------------    ------------
REVENUES
 Interest income on direct financing arrangements:
  Model homes                                        $  2,938,599   $  4,810,323    $  4,842,346
  Residential real estate                               7,106,852      3,264,599               -
  Multi-family residential                              1,409,372      1,378,213       1,356,271
 Sales of direct financing arrangements:
  Model homes, net                                        393,859        377,392         323,810
  Residential real estate                              41,947,444      1,416,802               -
 Interest and other income                                 81,470        135,798         323,620
                                                     ------------   ------------    ------------
       Total Revenues                                  53,877,596     11,383,127       6,846,047
                                                     ------------   ------------    ------------

OPERATING EXPENSES
 Interest and financing costs                           5,170,865      5,984,778       4,184,140
 Multi-family residential                                 483,885        365,696         354,722
 Cost of residential real estate sold                  41,947,444      1,416,802               -
 Depreciation and amortization                          1,547,136        930,942         664,751
 Corporate                                              2,564,342      1,536,118       1,553,940
 Impairment charge                                         91,122      1,000,000         100,000
                                                     ------------   ------------    ------------
       Total Operating Expenses                        51,804,794     11,234,336       6,857,553
                                                     ------------   ------------    ------------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE                 2,072,802        148,791         (11,506)

INCOME TAX EXPENSE                                      1,121,463         95,000          67,200
                                                     ------------   ------------    ------------

NET INCOME (LOSS)                                         951,339         53,791         (78,706)

PREFERRED STOCK DISTRIBUTIONS                              55,000         85,000         120,000
                                                     ------------   ------------    ------------
INCOME APPLICABLE TO COMMON SHAREHOLDERS             $    896,339   $    (31,209)   $   (198,706)
                                                     ============   ============    ============

EARNINGS PER SHARE DATA:

Basic earnings (loss) per share                      $      11.61   $       (.40)   $      (2.50)
                                                     ============   ============    ============

Diluted earnings (loss) per share                    $      11.55   $       (.40)   $      (2.50)
                                                     ============   ============    ============


                 See notes to consolidated financial statements
                                      F - 4

               STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 2002, 2001 AND 2000



                                                                      Additional                      Retained
                                    Preferred Stock    Common Stock   Paid - In    Treasury Stock     Earnings
                                     Shares  Amount   Shares  Amount    Capital   Shares    Amount    (Deficit)    Total
                                    -------  ------   ------  ------  ----------  -------  ---------  --------  -----------
Balance, July 1, 1999, as
 previously reported                400,000  $4,000   85,060  $   85  $8,363,479   (5,541) $(282,786) $351,308   $8,436,086

Prior period adjustment to account
 for financing warrants                   -       -        -       -     876,170        -          -  (876,170)           -
                                    -------  ------   ------  ------  ----------  -------  ---------  --------   ----------
Balance, July 1, 1999
 (as restated)                      400,000   4,000   85,060      85   9,239,649   (5,541)  (282,786) (524,862)   8,436,086

Treasury stock purchased                  -       -        -       -           -   (1,211)   (60,390)        -      (60,390)

Preferred distributions                   -       -        -       -           -        -          -  (120,000)    (120,000)

Issuance of financing warrants            -       -        -       -     235,660        -          -         -      235,660

Net loss (as restated)                    -       -        -       -           -        -          -   (78,706)     (78,706)
                                    -------  ------   ------  ------  ----------  -------  ---------  --------   ----------
Balance, June 30, 2000
 (as restated)                      400,000   4,000   85,060      85   9,475,309   (6,752)  (343,176) (723,568)   8,412,650

Treasury stock purchased                  -       -        -       -           -   (3,616)  (114,823)        -     (114,823)

Financing warrants exercised              -       -    2,500       3         497        -          -         -          500

Preferred distributions                   -       -        -       -           -        -          -   (85,000)     (85,000)

Issuance of financing warrants            -       -        -       -     269,142        -          -         -      269,142

Net income (as restated)                  -       -        -       -           -        -          -    53,791       53,791
                                    -------  ------   ------  ------  ----------  -------  ---------  --------   ----------

                 See notes to consolidated financial statements
                                      F - 5

                                                                      Additional                      Retained
                                    Preferred Stock    Common Stock   Paid - In    Treasury Stock     Earnings
                                     Shares  Amount   Shares  Amount    Capital   Shares    Amount    (Deficit)    Total
                                    -------  ------   ------  ------  ----------  -------  ---------  --------  -----------
Balance, June 30, 2001
 (as restated)                      400,000   4,000   87,560      88   9,744,948  (10,368)  (457,999) (754,777)   8,536,260

Preferred distributions                   -       -        -       -           -        -          -   (55,000)     (55,000)

Preferred stock redemption         (400,000) (4,000)       -       -    (996,000)       -          -         -   (1,000,000)

Issuance of financing warrants            -       -        -       -      98,668        -          -         -       98,668

Net income                                -       -        -       -           -        -          -   951,339      951,339
                                    -------  ------   ------  ------  ----------  -------  ---------  --------   ----------
BALANCE, JUNE 30, 2002                    -  $    -   87,560  $   88  $8,847,616  (10,368) $(457,999) $141,562   $8,531,267
----------------------              =======  ======   ======  ======  ==========  =======  =========  ========   ==========


                 See notes to consolidated financial statements
                                      F - 6


               STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 2002, 2001 AND 2000


                                                                       2002           2001             2000
                                                                  ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                $    951,339    $     53,791    $    (78,706)
                                                                  ------------    ------------    ------------
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Amortization expense                                               1,530,124         912,191         647,300
  Depreciation expense                                                  17,012          18,751          17,451
  Deferred income taxes                                                479,035               -               -
  Gain on sale of direct financing arrangements, model homes net      (393,859)       (377,396)       (323,810)
  Impairment charge                                                     91,122       1,000,000         100,000
  Interest expense from issuances of warrants                           98,668         269,142         235,660
  Changes in operating assets and liabilities:
    (Increase) decrease in other assets                                 (4,404)       (418,554)       (241,746)
    Increase (decrease) in current income taxes                        237,093          36,000          (9,800)
    Increase (decrease) in accounts payable and accrued expenses       683,637         356,897         169,236
    Increase (decrease) in unearned income                            (194,965)         11,149         188,611
                                                                  ------------    ------------    ------------

            Total adjustments                                        2,543,463       1,808,180         782,902
                                                                  ------------    ------------    ------------

        Net Cash Provided By Operating Activities                    3,494,802       1,861,971         704,196
                                                                  ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in direct financing arrangements:
  Model homes                                                                -        (482,500)     (5,105,645)
  Residential real estate                                           (7,900,478)     (4,874,095)              -
 Proceeds from the direct financing arrangements:
  Model homes                                                        1,878,105       1,913,058       3,186,506
  Residential real estate                                            7,355,288          70,839               -
 Loan advance                                                                -               -      (1,000,000)
 Proceeds from note receivable                                               -         650,000         350,000
 Capital expenditures                                                        -          (9,513)         (3,933)
                                                                  ------------    ------------    ------------
         Net Cash Provided By (Used In) Investing Activities         1,332,915      (2,732,211)     (2,573,072)
                                                                  ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from mortgages and notes payable                          11,191,370       5,773,240       4,519,462
 Principal payments on mortgages payable                           (16,950,273)     (1,301,754)       (958,886)
 Deferred finance charges                                           (1,649,038)       (948,012)       (566,494)
 Proceeds from (repayment of) stockholder loans                        (50,000)         81,680        (183,987)
 Preferred distributions                                               (55,000)        (85,000)       (120,000)
 Redemption of preferred stock                                        (500,000)              -               -
 Purchase of treasury stock                                                  -        (114,823)        (60,390)
                                                                  ------------    ------------    ------------
         Net Cash (Used In) Provided By Financing Activities        (8,012,941)      3,405,331       2,629,705
                                                                  ------------    ------------    ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                (3,185,224)      2,535,091         760,829

CASH AND CASH EQUIVALENTS - BEGINNING                                3,986,639       1,451,548         690,719
                                                                  ------------    ------------    ------------

CASH AND CASH EQUIVALENTS - ENDING                                $    801,415    $  3,986,639    $  1,451,548
----------------------------------                                ============    ============    ============


                 See notes to consolidated financial statements
                                      F - 7

               STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2002, 2001 AND 2000
                          ----------------------------



NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------   ------------------------------------------

     (A) Description of Business
     ---------------------------

     Strategic Capital Resources, Inc. and Subsidiaries (the "Company") provides specialized financing for major homebuilders and real estate developers throughout the Untied States. The arrangements may take several forms which include operating leases, option agreements, or management agreements. The Company accounts for all such agreements as direct financing arrangements. Such arrangements may represent off-balance sheet transactions for the Company's customers.

     The Company is engaged in such financing arrangements in three lines of business, consisting of one reportable segment, all with major homebuilders and real estate developers throughout the United States (See Note 2(A) and (B)):

     1) Fully furnished model homes.

     2) Residential real estate land banking.

     3) Multi-family residential and other real estate.

     (B) Basis of Presentation
     -------------------------

     This summary of significant accounting policies of the Company is presented to assist in understanding the consolidated financial statements. The consolidated financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the consolidated financial statements.

     (C) Principles of Consolidation
     -------------------------------

     The accompanying consolidated financial statements include the accounts of Strategic Capital Resources, Inc. and of its wholly owned subsidiaries, including special purpose subsidiaries. Intercompany transactions have been eliminated in consolidation.

     (D) Special Purpose Subsidiaries
     --------------------------------

     The Company has several wholly owned special purpose subsidiaries, all of which are consolidated. They were formed for the exclusive purpose of acquiring specific properties and perform no functions other than to manage a specific project. A special purpose subsidiary is an entity structured in a way that its sole activity is the specific project.

               STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2002, 2001 AND 2000
                          ----------------------------

     (E) Special Purpose Entities
     ----------------------------

     The Company does not have off-balance sheet arrangements with special purpose entities.

     (F) Use of Estimates
     --------------------

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

     (G) Fair Value of Financial Instruments
     ---------------------------------------

     The carrying value of all financial instruments, including long-term and short-term debt, cash and temporary cash investments, approximates their fair value at year-end.

     (H) Segment Reporting
     ---------------------

     The Company determined that its operations involve one reportable segment, direct financing arrangements.

     (I) Concentration of Credit Risk
     --------------------------------

     Financial   instruments,   which   potentially   subject   the  Company  to
     concentration of credit risk, consist principally of cash and a customer receivable included in other assets, described below.

     At June 30, 2002 and 2001, the Company had cash balances with two banks, which were, in the aggregate, $154,279 and $3,184,000 respectively, in excess of the $100,000 limit insured by the Federal Deposit Insurance
     Corporation for each bank. Based on credit analysis of the financial institutions with which it does business, the Company believes it is not exposed to any significant credit risk on cash.

     A customer owes the Company $668,000 for past due lease payments, real estate taxes, other operating costs under the leases, model home resale deficiencies as well as un-reimbursed costs and expenses. The customer filed Chapter 11 bankruptcy reorganization in May 2002. The receivable is covered by surety bonds, other insurance, as well as a claim on the assets of the client/customer. The Company has commenced the process of filing proofs of claim, making appropriate motions and taking other actions in the Bankruptcy Court to recover and receive lease payments, real estate taxes and other operating costs under the leases in addition to the outstanding balances. Management believes that the Company has sufficient insurance coverage and surety bonds to fully cover the amount due. Also See Note 2(A)).

               STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2002, 2001 AND 2000
                          ----------------------------

     (J) Depreciation
     ----------------

     Office furniture and equipment (included in other assets) are carried at cost and are depreciated on the straight-line method over five years. At June 30, 2002, office furniture and equipment were fully depreciated.

     (K) Treasury Stock
     ------------------

     Treasury stock is recorded at cost. Issuance of treasury shares is accounted for on a first-in, first-out basis. Differences between the cost of treasury shares and the re-issuance proceeds are charged to additional paid-in capital, if reissued. No shares have been reissued.

     (L) New Accounting Pronouncements
     ---------------------------------

     The Financial Accounting Standards Board has recently issued several new Statements of Financial Accounting Standards ("SFAS"). Statement No. 141, "Business Combinations" supersedes Accounting Principles Board ("APB") Opinion No. 16 and various related pronouncements. Pursuant to the new guidance in Statement No. 141, all business combinations must be accounted for under the purchase method of accounting; the pooling-of-interests method is no longer permitted. SFAS 141 also establishes new rules concerning the recognition of goodwill and other intangible assets arising in a purchase business combination and requires disclosure of more information concerning a business combination in the period in which it is completed. This statement is generally effective for business combinations initiated on or after July 1, 2001. Statement No. 142, "Goodwill and Other Intangible Assets" supercedes APB Opinion 17 and related interpretations. Statement No. 142 establishes new rules on accounting for the acquisition of intangible assets not acquired in a business combination and the manner in which goodwill and all other intangibles should be accounted for subsequent to their initial recognition in a business combination accounted for under SFAS No. 141. Under SFAS No. 142, intangible assets should be recorded at fair value. Intangible assets with finite useful lives should be amortized over such period and those with indefinite lives should not be amortized. All intangible assets being amortized as well as those that are not, are both subject to review for potential impairment under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 142 also requires that goodwill arising in a business combination should not be amortized but is subject to impairment testing at the reporting unit level to which the goodwill was assigned to at the date of the business combination.

     SFAS No. 142 is effective for the fiscal years beginning after December 15, 2001 and must be applied as of the beginning of such year to all goodwill and other intangible assets that have already been recorded in the balance sheet as of the first day in which SFAS No. 142 is initially applied, regardless of when such assets were acquired. Goodwill acquired in a business combination whose acquisition date is on or after July 1,

               STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2002, 2001 AND 2000
                          ----------------------------

     2001, should not be amortized, but should be reviewed for impairment pursuant to SFAS No. 121, even though SFAS No. 142 has not yet been adopted. However, previously acquired goodwill should continue to be amortized until SFAS No. 142 is first adopted.

     Statement No. 143 "Accounting for Asset Retirement Obligations" establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other type of disposal of long-lived tangible assets arising from the acquisition, construction, or development and/or normal operation of such assets. SFAS No. 143 is effective for the fiscal years beginning after June 15, 2002, with earlier application encouraged.

     In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes FASB Statement No. 121, "Accounting for the
     Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The provisions of the statement are effective for financial statements issued for the fiscal years beginning after December 15, 2001.

     The adoption of these pronouncements is not expected to have a material effect on our consolidated financial statements.

     In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. Earlier application is encouraged. The Company does not believe the adoption of this standard will have a material impact the consolidated financial statements.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Restructuring Costs." SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. Under SFAS 146, the Company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require the Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS 146, a company cannot restate its

               STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2002, 2001 AND 2000
                          ----------------------------

     previously issued financial statements and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3. The Company does not believe the adoption of this statement will have a material impact on the consolidated financial statements.

     (M) Cash and Cash Equivalents
     -----------------------------

     For financial statement presentation purposes, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     (N) Revenue Recognition
     -----------------------

     The Company accounts for all of its financing arrangements under the direct financing method of accounting prescribed under SFAS No. 13, Accounting for Leases.

     Under the direct finance method of accounting, the assets are recorded as an investment in direct finance arrangements and represent the minimum net payments receivable, including third-party guaranteed residuals, plus the un-guaranteed residual value of the assets, if any, less unearned income.

     Sales and cost of direct financing arrangements are recorded at the time each property sale is closed and when title and possession has been transferred to the buyer.

     (O) Earnings Per Common Share
     -----------------------------

     Basic earnings per common share is computed by dividing the net income applicable to common stock stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares including the dilutive effect of common share equivalents then outstanding.

     In 2002, the Board of Directors and a majority of the Company's stockholders approved a 200 for 1 reverse stock split of the outstanding shares of the Company's common stock, effective June 13, 2002 . The Company's capital structure, weighted average common shares and earnings per share have been restated for all years presented to give retroactive effect to the reverse stock split.

     The following is the calculation of basic and diluted earnings per share for the years ended June 30, 2002, 2001 and 2000:


               STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2002, 2001 AND 2000
                          ----------------------------


                                                   For the Year Ended June 30,
                                                    2002      2001      2000
                                                  --------  --------  ---------
Earnings:
Net income (loss)                                 $951,339  $ 53,791  $ (78,706)

Dividends on preferred shares                      (55,000)  (85,000)  (120,000)
                                                  --------  --------  ---------
Income (loss) applicable to common stockholders   $896,339  $(31,209) $(198,706)
                                                  ========  ========  =========

Basic:
Income (loss) applicable to common stockholders   $896,339  $(31,209) $(198,706)
                                                  ========  ========  =========
Weighted average shares outstanding during the
 year                                               77,192    78,009     79,363
                                                  ========  ========  =========
Basic earnings (loss) per share                   $  11.61  $   (.40) $   (2.50)
                                                  ========  ========  =========

Diluted:
Income (loss) applicable to common stockholders   $896,339  $(31,209) $(198,706)
                                                  ========  ========  =========
Weighted average shares outstanding during the
 year                                               77,192    78,009     79,363

Effect of dilutive securities:
 Stock options                                         293         -          -
 Warrants                                              110         -          -
                                                  --------  --------  ---------
Diluted weighted average shares outstanding         77,595    78,009     79,363
                                                  ========  ========  =========
Diluted earnings (loss) per share                 $  11.55  $   (.40) $   (2.50)
                                                  ========  ========  =========

     Additionally, the Company's 400,000 shares of preferred stock were convertible into 400,000 shares of pre-split common stock at $2.50 per share. Such conversion has not been assumed for the years ended June 30, 2001 or 2000, since the effect on earnings (loss) per share would be anti-dilutive. The preferred shares were redeemed during the year ended June 30, 2002 (See Note 9).

     (P) Reclassifications
     ---------------------

     Certain amounts have been reclassified in prior years to conform to the current year's presentation.

               STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2002, 2001 AND 2000
                          ----------------------------

     (Q)  Restatement  of  Consolidated  Financial Statements Resulting from the
     ---------------------------------------------------------------------------
     Correction of an Error
     ----------------------

     The accompanying consolidated balance sheet as of June 30, 2001 and the statements of operations, stockholders' equity and cash flows for the years ended June 30, 2001 and 2000 have been restated to correct errors resulting in the net understatement of interest expense and additional paid-in capital.

     One of the errors resulted from the Company not recording the effects of detachable warrants issued with stockholder debt. Also see Note 9(C). The effect of the error was to increase non-cash interest expense and decrease net income by $269,142 and $235,660 for 2001 and 2000, respectively. The effect of the error was to also increase additional paid-in capital by $1,380,972 at June 30, 2001.

     The second error resulted from the Company's over-accrual of interest expense at June 30, 2001. The effect of the error was to decrease interest expense and increase net income by $98,395 for 2001. The effect of the error was to also increase retained earnings and decrease accrued expenses by $98,395 at June 30, 2001.

     The accumulated deficit and additional paid-in capital accounts in the June 30, 2001 consolidated balance sheet and statement of stockholders' equity and the net income (loss) for the years ended June 30, 2001 and 2000 in the statements of operations, stockholders' equity and cash flows have been restated for the effects of the adjustments resulting from the correction of the errors.

NOTE 2  DIRECT FINANCING ARRANGEMENTS
------  -----------------------------

     (A) Model Home Program
     ----------------------

     The Company has entered into a series of direct financing arrangements with various major homebuilders and real estate developers (the "Customers")
     that provide for monthly payments, which are negotiated on a per transaction basis and are designed to cover debt service as well as to provide positive cash flow. Under the terms of the agreements, all expenses arising during the term of the agreement are paid by the Customer including, but not limited to, utilities, homeowner association assessments, maintenance, insurance and real estate taxes.

     The arrangements terminate only upon the sale of the model homes. In connection therewith, the Company has entered into net listing agreements with the real estate brokerage affiliates of some of the Customers. Such agreements provide for commissions and incentives, which are negotiated on a per transaction basis. The sales price may not be less than the original cash closing purchase price unless the Customer elects to pay any deficiency at the closing.

               STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2002, 2001 AND 2000
                          ----------------------------

     All Customers are required to provide a surety bond, letter of credit or equivalent financial instrument in order to assure the performance of their obligations. The financial instruments provided by Customers have historically ranged from 5% to 110% of the Company's purchase price of the model homes.

     In many cases, the Company has obtained various forms of insurance, which effectively serve as credit enhancements. The insurance instrument insures the timely payment by the Customer of its obligations under the agreement. In the event of default by the Customer, the insurer has an obligation to continue to make the payments up to the face amount of the bond. All such insurance has been obtained from major domestic based insurance companies rated "A" through "AAA" by major credit rating agencies. The intent of these arrangements is to reduce the cost of funds, and to increase the amounts borrowed, thereby increasing profitability and leverage.

     (B) Residential Real Estate Land Banking Program
     ------------------------------------------------

     The Company purchases parcels of residential real estate selected by homebuilders. They also purchase residential real estate owned by the homebuilders and lease it back to them on a triple-net basis. The parcels of land are acquired at the lower of appraised value or contract price. The parcels of land may require entitlement and development or consist of finished lots. If development work is required, the homebuilder enters into a fixed price development agreement to develop the parcels of land and in some cases is required to provide completion bonds for some or all work by a surety company acceptable to the Company. Reimbursement for development work is typically paid monthly. A lease and exclusive option to purchase agreement are entered into with the homebuilder simultaneously with the land acquisition. The terms and conditions of each transaction are project-specific (interest rate, term, option, deposit, takedown schedule, etc.) Insurance coverage is obtained to insure the prompt payment and performance of the homebuilder, as well as the fully developed value of the real estate acquired.

     (C) Major Customers
     -------------------

     The percentages of total financing revenues derived from major customers are as follows:

                                               For the Year Ended June 30,
                                              2002        2001        2000
                                              ----        ----        ----

     Customer A                                57%         52%         57%

     Customer B                                23%         15%         22%

     Customer C                                 -          11%          -
                                              ---         ---         ---
                                               80%         78%         79%
                                              ===         ===         ===

               STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2002, 2001 AND 2000
                          ----------------------------


NOTE 3  NET INVESTMENT IN DIRECT FINANCING ARRANGEMENTS
------  -----------------------------------------------

     The components of the net investment in direct financing arrangements are as follows:

                                                            June 30,
                                                       2002          2001
                                                   -----------   -----------
     Gross investment in direct
        financing arrangements                     $88,561,744   $89,623,969

     Less: unearned income                             173,038       368,003
                                                   -----------   -----------
     Total net investment in direct
        financing arrangements                     $88,388,706   $89,255,966
                                                   ===========   ===========

NOTE 4  MULTI-FAMILY RESIDENTIAL PROPERTY OPERATIONS
------  --------------------------------------------

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
                                                                 ===========

     Simultaneously, the Company entered into an operation, maintenance, and management agreement, which provides for an independent, non-affiliated management company to manage the property and to pay the Company a minimum income stream per month sufficient to service debt and provide positive cash flow. The agreement also provides for the management company to purchase the property during the five-year period of the agreement. The performance of the management company under the agreement is guaranteed by an insurance company rated "AAA" by Moody's and "AA+" by Standard & Poors.

NOTE 5  IMPAIRMENT CHARGES
------  ------------------

     During the year ended June 30, 1997, the Company disposed of its construction subsidiary, Iron Eagle Contracting and Mechanical, Inc. ("IECM"). Under the terms of the agreement, the Company sold the net assets of IECM for a note in the amount of $1,312,500. The note bears interest at the prime rate plus 1%. Interest was payable in monthly installments. The note was secured by all assets of IECM's parent company, Monarch Investment Properties, Inc. ("Monarch"), which was formerly known as Iron Holdings Corp., and by all of the issued and outstanding shares of IECM.

               STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2002, 2001 AND 2000
                          ----------------------------

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

     The Court granted the Company's motion for summary judgment during March 2000 against Monarch in the sum of $1,100,000 plus interest from January 1, 1999, a judgment of possession of all collateral pledged by Monarch and judgment that the Company is the rightful owner and entitled to immediate possession of the collateral, impressing a trust on said collateral, declaring defendants to be trustees of said collateral and directing said trustees to deliver such collateral to the Company. A decision of the Appellate Division limited the extent of the corporate defendant's liability and the thrust of the action is against the guarantors. The action is now in the discovery stage. Management has pursued the action appropriately and aggressively since its inception. While it is difficult to predict the outcome of any litigation, there are no counterclaims asserted against the Company and there does not appear to be a range of potential loss to the Company.

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

     In the case of Strategic Capital Resources, Inc. and FPE Funding, LLC v. Dylan Tire Industries, LLC, Dylan Custom Mixing, LLC; Mid-American Machine and Equipment, LLC f/k/a Mid-American Tire and Machine, LLC; GMAC Commercial Credit, LLC; Robert C. Liddon, Trustee; Mary Aronov, Trustee; David Feingold; John Tindal; Brett Morehouse; Johnny Guy; Shan Sutherland; and Pirelli Tire LLC Chancery Court for Davidson County, Tennessee Case No. 00-1296-III

     During May 2000, the Company and FPE Funding, LLC filed the complaint in this case against the referenced defendants alleging, among other things, breach of contract, fraud, and civil conspiracy, arising from the breach of a sale and leaseback commitment for which Strategic Capital Resources, Inc. ("Strategic") procured funding and under which FPE was to be the owner/lessor of a manufacturing facility.

     The defendants/counter-plaintiffs, Dylan Tire Industries, LLC, Mid-American Machine and Equipment, LLC and Dylan Custom Mixing, LLC have filed a counterclaim, seeking unspecified consequential damages "estimated to exceed $500,000" for alleged breach of a loan commitment issued by the Company. The basis of the claim is that the Company

               STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2002, 2001 AND 2000
                          ----------------------------

     allegedly failed to honor its commitment to lend for the acquisition of a manufacturing facility, resulting in damages to the defendants/counter-plaintiffs, who borrowed the money directly from the Company's lender at allegedly greater cost and who allegedly had to pay a greater price for the facility as a result of the alleged delay in the closing. The Company believes the counterclaim is without merit and will vigorously defend itself. As such, there is no accrual in the accompanying consolidated balance sheets.

     The Company's claims were substantially dismissed by the lower court and affirmed by the appellate court. The Company has appealed to the Tennessee Supreme Court and have additional claims that have not as yet been filed pending the appeal outcome. The company recorded a receivable from Dylan Tire Industries, LLC for a commitment fee of approximately $180,000. As a result of the uncertainty regarding collection of the receivable, the Company has reserved the entire balance. For the year ended June 30, 2002, the Company recorded an impairment charge for the receivable amounting to $91,122.

NOTE 6  DEFERRED CHARGES
------  ----------------

     Deferred charges consist of the following:

                                                          June 30,
                                                  2002                2001
                                            ---------------     ---------------
     Deferred finance charges               $       848,466     $       611,222
     Deferred offering costs                              -              62,160
                                            ---------------     ---------------
                                            $       848,466     $       673,382
                                            ===============     ===============

     Deferred finance charges are carried at cost. Amortization is provided on the straight-line method over the lives of the loans to which the deferred finance charges relate. Amortization expense of deferred finance charges was $1,530,124 for the year ended June 30, 2002, $901,591 for the year ended June 30, 2001 and $635,186 for the year ended June 30, 2000.

NOTE 7  MORTGAGES AND NOTES PAYABLE
------  ---------------------------

     Mortgages and notes payable are collateralized by first mortgages on specific properties. Interest is payable monthly in arrears at interest rates ranging from 4.75% to 8.75% as of June 30, 2002. The maturity dates range from one to fifteen years.

     During December 2001, the Company consolidated its $15,000,000 and $45,000,000 revolving credit facility into one commercial revolving line of credit totaling a maximum loan amount of $60,000,000 which expires August 2003. The interest rate is a thirty-day LIBOR based floating rate plus a premium and a floor.

               STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2002, 2001 AND 2000
                          ----------------------------

     In addition to the mortgages being secured by specific properties, all loans are secured by specific leases and related security bonds and/or residual value insurance policies.

     At June 30, 2002, maturities of mortgages and notes payable are as follows:

                     Year ending June 30, 2003                   $    8,608,912
                     Year ending June 30, 2004                       60,582,454
                     Year ending June 30, 2005                        4,450,752
                     Year ending June 30, 2006                          212,509
                     Year ending June 30, 2007                          230,055
                            Thereafter                                3,507,794
                                                                 --------------
                                                                 $   77,592,476
                                                                 ==============

NOTE 8  STOCKHOLDER LOANS PAYABLE
------  -------------------------

     Stockholder loans payable arose from advances various stockholders made to the Company. The notes are payable on demand, bearing interest at 9%, which is payable monthly. Interest on stockholder notes payable totaled $115,361 for the year ended June 30, 2002, $109,653 for the year ended June 30, 2001, and $112,220 for the year ended June 30, 2000. Management believes that the loans from stockholders were made on equal or better terms than were available elsewhere. During the years ended June 30, 2002, 2001, and 2000, the Company issued a total of 5,366, 7,460, and 5,730 detachable warrants, respectively, to stockholders who had made loans to the Company. The Company does not believe that the detachable warrants are embedded derivatives under the provisions of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and therefore accounted for the detachable warrants in accordance with APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. In accordance with APB 14, the Company apportioned fair value (see below) to the warrants using the Black-Scholes pricing model. Fair value was determined using the closing market prices of the Company's common stock on the grant date. The fair value of the warrants on the date of grant was treated as additional interest expense in the year of grant since the stockholder loans are due on demand. In the past, the Company did not account for the grants of the warrants. The Company is currently accounting for the warrants as a correction of an error in the accompanying consolidated financial statements (See Note 1(N)). The additional non-cash interest expense resulting from the accounting for the warrants amounted to $98,668, $269,142 and $235,660 for the years ended June 30, 2002, 2001 and
     2000, respectively.

     A note for $500,000 was issued to a stockholder in partial payment for redemption of the convertible preferred stock. The note bears interest of 6% payable monthly; $250,000 is due July 1, 2003 and $250,000 on July 1, 2004. (See Note 9(A)).

               STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2002, 2001 AND 2000
                          ----------------------------

NOTE 9  STOCKHOLDERS' EQUITY
------  --------------------

     (A) Convertible Preferred Stock
     -------------------------------

     At June 30, 2001, the Company had 400,000 shares of its 6%, $2.50 par value participating convertible preferred stock outstanding. During June 2002, the 400,000 outstanding shares of preferred stock were redeemed for $1,000,000, the original sales price amount received on issuance. A note for $500,000 was issued and a cash payment of $500,000 was paid to the preferred stockholders (See Note 8).

     As of June 30, 2002, there are no unpaid distributions in arrears.

     (B) Common Stock
     ----------------

     During April 2002, the Board of Directors and a majority of the Company's stockholders approved a 200 for 1 reverse stock split of the outstanding shares of the Company's common stock. The reverse stock split became effective in June 2002. The Company's capital structure, weighted average common shares and earnings per share have been restated for all years presented to give retroactive effect to the reverse stock split. The trading symbol was changed from JJFN to SCPI on the effective date of the reverse stock split.

     (C) Warrants
     ------------

     The following is a summary of warrant transaction during the years ended June 30, 2002, 2001 and 2000 (also See Note 8):

                                          Number of Shares of    Weighted
                                              Common Stock        Average
                                          Underlying Warrants  Exercise Price
                                          -------------------  --------------

     Outstanding at July 1, 1999                       27,930  $        46.51

     Issued                                             5,730  $        47.95
     Expired                                           (5,130) $        30.34
                                          -------------------
     Outstanding at June 30, 2000                      28,530  $        49.71

     Issued                                             7,460  $        34.86
     Exercised                                         (2,500) $         0.20
     Expired                                          (10,505) $        53.74
                                          -------------------
     Outstanding at June 30, 2001                      22,985  $        48.43

     Issued                                             5,366  $        31.43
     Cancelled/Expired                                (10,146) $        58.73
                                          -------------------
     Outstanding at June 30, 2002                      18,205  $        37.68
                                          ===================

               STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2002, 2001 AND 2000
                          ----------------------------

     (D) Stock Option Plans
     ----------------------

     The Company has established Equity Incentive Plans (the "Plans") to attract and retain key employees, to provide an incentive for them to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company. Under the terms of the Plans, the Company may award Incentive Stock Options which are intended to qualify under
     Section 422A of the Internal Revenue Code. All such options may be exercised during a four-year period commencing one year from the date of the option grant and terminating five years from date of issuance.

     The following is a summary of option transactions during the years ended June 30, 2002, 2001 and 2000:

                                                                 Weighted
                                                 Number of        Average
                                                  Shares       Exercise Price
                                                 ---------     --------------

     Outstanding at July 1, 1999                    16,875     $        52.00

     Granted - November 1999                         3,875     $        58.00
     Cancelled / Expired                            (2,250)             56.00
                                                 ---------
     Outstanding at June 30, 2000                   18,500     $        52.00

     Granted - December 2000                         3,750     $        32.00
     Cancelled / Expired                            (1,500)    $        60.00
                                                 ---------
     Outstanding at June 30, 2001                   20,750     $        52.00

     Granted - October 2001                          3,000     $        26.00
     Cancelled / Expired                           (11,250)    $        44.00
                                                 ---------
     Outstanding at June 30, 2002                   12,500     $        46.00
                                                 =========

     The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees. Under APB 25, the Company does not recognize compensation expense for stock options granted under the plans as the options are granted at exercise prices equal to, or greater than, the market price of the Company's common stock at the date of grant. If the Company were to issue options at less than the market price, the Company would then recognize compensation expense in an amount equal to the excess of the market value of the underlying stock over the exercise price of the stock option. No pro forma disclosures have been presented since, in the opinion of management, the effect of the application of such provision is immaterial to the consolidated financial statements for the years ended June 30, 2002, 2001 and 2000.

               STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2002, 2001 AND 2000
                          ----------------------------

NOTE 10  INCOME TAXES
-------  ------------

     The Company's effective tax rates for the years ended June 30, 2002, 2001 and 2000 were 54.1%, 29.7% and 30.0%, respectively.

     The provision for income taxes for each of the three years ended June 30 was as follows:

                                              For the Year Ended June 30,
                                           2002         2001          2000
                                        ----------   ----------   -----------
     Current:
      Federal                           $  433,250   $        -   $        -
      State                                209,213            -            -

     Deferred:
      Federal                              374,000       71,500       50,400
      State                                105,000       23,500       16,800
                                        ----------   ----------   ----------
     Total provision for income taxes   $1,121,463   $   95,000   $   67,200
                                        ==========   ==========   ==========

     Deferred income taxes arise from temporary differences in reporting assets and liabilities for income tax and financial accounting purposes. These temporary differences primarily resulted from net operating losses and from depreciating model homes for tax purposes only.

     The components of the deferred income tax liabilities are as follows:

                                                 2002                       2001
                                      --------------------------  --------------------------
                                      Deferred Tax  Deferred Tax  Deferred Tax  Deferred Tax
                                         Assets     Liabilities      Assets     Liabilities
                                      ------------  ------------  ------------  ------------
Deferred income taxes, current:
Operating loss and credit
 carryforwards                                   -             -       284,000             -
Prepaid and deferred charges                     -       235,152             -             -
                                      ------------  ------------  ------------  ------------
Total Current                                    -       235,152       284,000             -
                                      ------------  ------------  ------------  ------------
Net Current                                      -       235,152       284,000             -
                                      ------------  ------------  ------------  ------------

Deferred income taxes, non-current:
Accumulated depreciation                         -       379,883             -       420,000
Interest from issuances of warrants        591,856             -             -             -
Operating loss and credit
 carryforwards                                   -             -             -             -
                                      ------------  ------------  ------------  ------------
Total Long-Term                                  -       379,883             -       420,000
                                      ------------  ------------  ------------  ------------

Valuation allowance                       (591,856)            -             -             -

Net Long-Term                                    -       379,883             -       420,000
                                      ------------  ------------  ------------  ------------

Net Deferred Tax Assets/Liabilities              -       615,035             -       136,000
                                      ============  ============  ============  ============


               STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2002, 2001 AND 2000
                          ----------------------------

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance at June 30, 2002 is related to deferred tax assets on interest expense from issuances of warrants. The warrants must be exercised in order to generate sufficient future taxable income to realize the deferred tax assets. Management believes it is more likely than not that these warrants will never be exercised.

     The following is a reconciliation of the federal statutory income tax amount on income to the provision for income taxes:

                                                For the Year Ended June 30,
                                              2002         2001         2000
                                           -----------  -----------  ----------

     Federal statutory income tax
      (benefit) at 34%                     $   704,753  $   108,600  $   76,300
     State tax cost, net of federal tax
       benefit                                 180,825       19,200      13,450
     Depreciation - current                   (216,535)    (329,000)   (324,000)
     Gain on sales                             399,538      190,680     237,000
     Gain on future sales - net of
       depreciation                            (40,000)     140,000      (2,300)
     Bad debt allowance                              -      (40,000)     40,000
     Interest from issuances of warrants        39,466
     Other                                      53,416        5,520      27,250
     Net operating loss                              -            -        (500)
                                           -----------  -----------  ----------
     Total provision for income taxes        1,121,463       95,000      67,200
                                           ===========  ===========  ==========

NOTE 11  SUPPLEMENTAL CASH FLOW INFORMATION
-------  ----------------------------------

     The Company's non-cash investing and financing activities were as follows:

     During the years ended June 30, 2002, 2001, and 2000, the Company acquired revenue producing assets at a cost of $54,984,307, $53,776,279, and $35,953,869, respectively. Such purchases were financed as follows:

                                              For the Year Ended June 30,
                                           2002          2001          2000
                                       ------------  ------------  ------------

Revenue producing assets               $ 54,992,141  $ 53,776,279  $ 35,953,868
Bank borrowings                         (47,083,233)  (48,419,682)  (30,848,223)
                                       ------------  ------------  ------------

Investment in direct financing leases  $  7,908,908  $  5,356,597  $  5,105,645
                                       ============  ============  ============

               STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2002, 2001 AND 2000
                          ----------------------------

     Interest paid totaled  $5,072,185,  $5,360,997,  and $3,836,804  during the years ended June 30, 2002, 2001 and 2000, respectively. Income taxes paid totaled $405,000, $35,000 and $18,000 during the years ended June 30, 2002, 2001 and 2000, respectively.

     During the year ended June 30, 2002, the Company redeemed all of its preferred stock as follows:

     Redemption price                                             $  1,000,000
     Notes issued                                                     (500,000)
                                                                  ------------
     Cash paid                                                    $    500,000
                                                                  ============

NOTE 12  COMMITMENTS AND CONTINGENCIES
-------  -----------------------------

     (A) Lease Agreement
     -------------------

     The Company leases its office space under a non-cancelable operating lease for a five-year term ending in March 2007. Rent expense for the years ended June 30, 2002, 2001 and 2000, was $68,539, $85,972, and $75,015
     respectively. The following is a schedule of future minimum lease payments:

                       Year Ending:
                       June 30, 2003                              $     65,062
                       June 30, 2004                                    66,780
                       June 30, 2005                                    68,566
                       June 30, 2006                                    70,424
                       June 30, 2007                                    50,555
                                                                  ------------
                                                                  $    321,387
                                                                  ============

     (B) Employment Agreements
     -------------------------

     Effective July 29, 1997, the Board of Directors elected the Company's principal stockholder to the position of Chairman of the Board and entered into a ten-year employment agreement with the stockholder. Effective January 1, 1998, the employment agreement provides for annual compensation of $225,000 with 10% annual increases during the second through tenth years. During June 2002, the Board of Directors extended this employment agreement for an additional five years with the same terms and conditions.

     (C) Qualified Retirement Plans
     ------------------------------

     During the year ended June 30, 2002, the Company instituted a Profit Sharing Plan. No contributions have been made or accrued for this plan for the year ended June 30, 2002.

               STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2002, 2001 AND 2000
                          ----------------------------

     Effective January 1, 2000, the Company instituted a savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 25% of their pre-tax salary, but not more than statutory limits. The Company contributes 3% of a participant's earnings, which totaled $31,846, $28,880, and $12,654 for the years ended June 30, 2002, 2001 and 2000, respectively.

     (D) Compensation Plan
     ---------------------

     The Company's compensation plan rewards all employees for their contribution to achievement of Company goals. The program establishes a targeted award based upon the level and role for each eligible participant. At this time, the Company has not incurred any expenses relating to this compensation plan.

     (E) Financing Activities
     ------------------------

     At June 30, 2002, the Company had approximately $21 million of unused, committed credit facilities available under existing revolving loan agreements, which may be utilized to acquire real estate assets in accordance with the terms of those agreements. Such credit facilities expire through August 2003.

     Subsequent to year-end, the Company received a commitment for a $15.7 million credit facility. The interest rate is based on a 30-day LIBOR rate plus a premium.

     As a part of its ongoing business, the Company is in constant discussion with financial institutions for credit facilities, as well as private or public placements of its debt or equity securities. An offering or private placement of senior notes with warrants, convertible preferred stock or similar type of security is currently being evaluated. It is the Company's policy not to incur costs from activation of credit facilities unless and until needed.

     (F) Legal Proceedings
     ---------------------

     BankAtlantic Bankcorp, Inc.
     15th Judicial Circuit Court, Palm beach County, Florida
     Case No. CL 98-11662-AG

     The Company filed suit against BankAtlantic Bancorp., Inc. and BankAtlantic, a federal savings bank, in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida by complaint dated December 30, 1998. The complaint charges a breach of fiduciary duty and seeks unspecified damages in that the defendant undertook to act as agent or broker in connection with obtaining a $200 million loan facility, relating to a sale and lease back program for a major, publicly-traded national builder. Rather than complete the financing transaction, the complaint alleges economic opportunity was usurped by defendant and entered into an agreement directly with the builder, utilizing,

               STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2002, 2001 AND 2000
                          ----------------------------

     inter alia, the terms of the Company's program. This matter is in the early stages of discovery. Since this represents a potential contingent gain for the Company there are no receivable amounts recorded in the accompanying consolidated balance sheets.

     Star Insurance Company v. Strategic Capital Resources, Inc.
     15th Judicial Court, Palm beach County, Florida
     Case No. CL 00-433 AD

     This is an action on an indemnity bond. Discovery has been conducted, but is not completed. Mediation, which was conducted on August 13, 2002, has been adjourned. Plaintiff has not been vigorously prosecuting this action. Defendant will vigorously defend this action if and when the plaintiff proceeds. Due to the uncertainties of litigation, we are unable to evaluate the likelihood of an unfavorable outcome or estimate the amount of range of potential loss.

     This matter has been referred by the court for mediation to see if the parties can settle the case. The Company is mediating with the plaintiff to settle the case but there is no assurance that the settlement will occur. As such there are no accruals in the accompanying consolidated balance sheet for this matter.

     The Company is involved in various litigation incident to its business which the Company believes the outcomes of such litigation will not have a material adverse impact on the Company's consolidated financial statements.

NOTE 13  SUBSEQUENT EVENTS
-------  -----------------

     (A) Model Home Program
     ----------------------

     From July 1, 2002 through the date of this report, the Company sold nine model homes at an aggregate sales price of $1,988,690. These models were acquired at an aggregate cost of $1,863,685.

     The Company also has contracts pending on eight model homes at an aggregate sales price of $1,933,456, which were acquired at an aggregate cost of $1,649,446.

     (B) Residential Real Estate Land Banking
     ----------------------------------------

     From July 1, 2002 through the date of this report, the Company paid development costs in the amount of approximately $7,524,781 and had sales of finished lots in the amount of approximately $24,275,533.

               STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2002, 2001 AND 2000
                          ----------------------------

     (C) Amendment to Warrant Agreements
     -----------------------------------

     The agreements for the non-detachable warrants issued in connection with loans from stockholders included a provision that the number of shares exercisable and the exercise price were not to be effectuated by reverse splits. On December 12, 2002, with the approval of the warrant holders and the Board of Directors, the Company amended the warrant agreements effective as of the date of the reverse split (June 13, 2002), to have the number of shares and exercise prices be effectuated by the reverse stock split. As such, all disclosures relating to the warrants and diluted earnings per share in the accompanying consolidated financial statements and footnotes have been restated to reflect the amendment (See Notes 8 and 9(C)).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective October 11, 2002, our independent accountants, Citrin Cooperman & Company, LLP ("Citrin"), resigned. Thereafter, on October 14, 2002, our Board of Directors, on the recommendation of our Audit Committee, retained the firm of Weinberg & Company, P.A. to audit our financial statements for our fiscal years ended June 30, 2002, 2001 and 2000.

We are uncertain as to whether there were any disagreements with Citrin on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Citrin, would have caused Citrin to make a reference to the subject matter on the disagreements in connection with its report, or whether there existed a disagreement relating to interpretation of law. In this regard, we filed various reports on Form 8-K, including a Form 8-K on or about October 24, 2002, which explain the various issues involved in this matter. Readers are urged to review this aforesaid report. All of our Form 8-K reports are incorporated herein by reference as if set forth.

ITEM 9B.  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and person who own more than 10% of our Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. All of the aforesaid persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. In June 2002, certain of our officers, including David Miller, our Chairman and Scott Miller, our Vice President, did exercise an aggregate of 1,430,000 warrants for an aggregate exercise price of $236,100 (approx. $0.17 per warrant). They filed Form 4's with the SEC relevant thereto in July 2002, which filings were late. Thereafter, as discussed in "Part II, Item 5" above, in December 2002, this warrant exercise was rescinded by the mutual consent of the warrant holders and our Company. The warrant holders, including Messrs. David and Scott Miller, filed Form 4's with the SEC, advising of this rescission. These forms were filed late. However, we did file a report on Form 8-K in a timely manner with the SEC, advising of the rescission of the warrant exercise. We are unaware of any other matters not in compliance with Section 16(a).

                                                     PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

As of December 19, 2002, our officers and directors and their respective positions with our Company were as follows:

               Name                  Age               Position
               ----                  ---               --------

         David Miller                57      President, CEO and
                                             Chairman of the Board

         Cary Greenberg              59      Treasurer, Chief Financial Officer
                                             and Chief Accounting Officer

         Samuel G. Weiss             53      Secretary, Director

               Name                  Age               Position
               ----                  ---               --------

         Scott Miller                27      Vice President, Assistant Secretary

         Ralph Wilson                73      Director

         John H. Roach, Jr.          61      Director

David Miller is the father of Scott Miller. There are no other family relationships amongst our management.

RESUMES

David Miller was appointed Chairman of the Board on July 29, 1997. On December 1, 2000, Mr. Miller was elected President and Chief Executive Officer. Prior to that time, Mr. Miller had been engaged as a consultant to the Company since its organization. Prior, from 1992 through 1997, he was a strategic consultant to several companies, including Antares Resources Corporation and Priority Capital Corporation. Since 1994, Mr. Miller has served as Chairman of the Board of Lite 'N Low, Inc., a holding company no longer actively engaged in business. Mr. Miller is currently Chairman of Priority Capital Corp. Mr. Miller devotes substantially all of his time to the business of the Company.

Cary Greenberg was appointed Treasurer, Chief Accounting Officer and Chief Financial Officer in April 2002. Prior to joining our Company, from January 1998 through February 2001, Mr. Greenberg was a consultant to Mobile Computer Training, Inc., Fort Lauderdale, FL, a privately held educational software company. From January 1998 through February 2001, Mr. Greenberg was Chief Financial Officer of Sunvest Resorts, Inc., Hollywood, FL, a publicly held real estate company. From July 1996 through January 1998, he was also Chief Financial Officer for Central Press, Inc., Pompano, FL, a subsidiary of Wallace Computer
Systems, Inc., a publicly held printing company. Mr. Greenberg received a Bachelor of Science degree in accounting from C.W. Post University in 1973. Mr. Greenberg devotes substantially all of his time to our business.

Samuel G. Weiss, Secretary and Director, has been our Secretary since our organization. Effective May 1997, Mr. Weiss was interim President and served in that capacity until January 1, 1999. Since 1974, Mr. Weiss has been engaged in the practice of law in the State of New York. Mr. Weiss also served as Secretary, General Counsel, and Director of Antares Resources Corporation from June 1993 to December 1996. Mr. Weiss devotes only such time as is necessary to our business.

Scott Miller, Vice President and Assistant Secretary, was appointed to his positions with us in September 2000. Prior to joining our Company, Mr. Miller earned a Master's Degree in mediation and arbitration from Nova Southeastern University. He received a Bachelor of Arts degree in English from Hofstra University in 1997. He devotes substantially all of his time to our business.

Ralph Wilson, Director, has held this position since our organization. From October 1990 through February 1995, Mr. Wilson was President of Antares Resources Corporation and served as a Director of Antares from December 1994 to December 1996. In addition, since 1971, Mr. Wilson has been a principal officer of Comet Electronics Corp., a privately owned manufacturer of subassemblies in Farmingdale, New York. Mr. Wilson devotes only such time as is necessary to our business.

John H. Roach, Jr. was elected a Director of our Company in December 1998. Since January 2002, he has been self employed as a financial consultant to various private companies and individuals. From May 2000 through December 2001, he was a Senior Client Advisor for J.P. Morgan Private Bank. Prior thereto, from 1998 to 2000 he was Senior Managing Director for Reliance National. From 1995 to 1997, he was Senior Managing Director, Client Management and Marketing for American International Group, AIG Risk Finance. From 1992 to 1995, he was Vice Chairman and Senior Managing Director for Geneva Companies, Geneva Financial Corporation. From 1964 to 1992, he was Managing Director, Head of Corporate Finance Client Management and Loan Products for Chemical Bank. Mr. Roach devotes only such time as is necessary to our business.

ITEM 11.  EXECUTIVE COMPENSATION

The following table reflects all forms of compensation for services rendered to us for the fiscal years ended June 30, 2002, 2001, and 2000 of our Chief Executive Officer and one other member of management who received aggregate compensation of $100,000 during our prior three years. No other member of our management received compensation in excess of $100,000 during our fiscal year ended June 30, 2002.

                           SUMMARY COMPENSATION TABLE

                                        ANNUAL COMPENSATION          LONG TERM COMPENSATION
                                  -----------------------------  -------------------------------
                                                                         Awards          Payouts
                                                                 ----------------------  -------
                                                          Other              Securities
                                                         Annual  Restricted  Underlying           All Other
        Name and                                         Compen     Stock     Options/    LTIP     Compen-
   Principal Position       Year    Salary     Bonus     sation    Award(s)   SAR's (2)  Payouts  sation (3)
  --------------------      ----  --------- -----------  ------  ----------  ----------  -------  ----------
David Miller,               2002  $371,127  $132,355(1)    (1)      $ 0              -     N/A      $ 5,100
Chairman of the Board,      2001  $308,115  $ 59,319(1)    (1)      $ 0        200,000     N/A      $12,836
President, Chief Executive  2000  $291,098  $ 50,262(1)    (1)      $ 0        200,000     N/A      $ 4,037
Officer and Director

John Kushay, (4)            2002  $191,469         -        -       $ 0              -     N/A            -
Treasurer, Chief Financial  2001  $115,617  $ 11,011(1)    (1)      $ 0        100,000     N/A      $ 4,661
Officer, Vice President     2000  $107,030  $ 16,362(1)    (1)      $ 0        100,000     N/A      $ 1,067
and Director
-------------------------------------

(1) Includes perquisites and other personal benefits unless the aggregate amount is less than either $50,000 or 10% of the total of annual salary and bonus reported for the named executive officer.

(2) We do not have a stock appreciation right ("SAR") program. (3) Represents contributions made by us to our 401(k) plan and auto allowances. (4) Mr. Kushay resigned his positions with us in April 2002.


EMPLOYMENT AGREEMENT

On July 29, 1997, our Board of Directors provided our Chairman, David Miller, with a ten year employment agreement which became effective January 1, 1998. This agreement provides for annual compensation of $225,000, with 10% annual increases which began in 1999 and continue through the balance of the term of the agreement. During 2002, our Board extended this agreement for an additional five years with the same terms and conditions.

STOCK OPTION PLAN/OPTIONS AND WARRANTS

In June 2001, a majority of our shareholders approved by consent our "2001 Stock Option Plan" (the "Plan"). This Plan provides for the grant of incentive and non-qualified stock options that may be issued to key employees, non-employee directors, independent contractors and others and we have reserved 12,500 shares of our Common Stock for issuance under the Plan. The options are to be granted for a term of not more than five (5) years and other terms and conditions that are usual and customary. As of the date of this report, options to purchase all of the 12,500 shares reserved for issuance under this Plan had previously been issued, but in December 2002, all of these options were cancelled with the consent of the holders thereof.

The purpose of the Plan is to aid us in retaining the services of executive and key employees and in attracting new management personnel when needed for future operations and growth, and to offer such personnel additional incentive to put forth maximum efforts for the success of our business and opportunities to obtain or increase proprietary interest and, thereby, to have an opportunity to share in our success.

In addition, at June 30, 2002, there were additional options issued and outstanding to purchase an aggregate of 7,250 shares of our Common Stock. In December 2002, all of these options were cancelled with the consent of the holders thereof.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following tables sets forth certain information regarding ownership of our Common Stock as of December 19, 2002, by (i) each person known to us to own beneficially more than 5% of our Common Stock, (ii) each officer and director of our Company; and (iii) all directors and officers as a group. Unless otherwise indicated, each person listed on the tables has sole voting and investment power as to the shares shown.

                                       Amount and Nature of
Name and Address of Beneficial Owner   Beneficial Ownership  Percent of Class(1)
------------------------------------   --------------------  ------------------

Directors and Officers:

   David Miller                               33,354(2)             43.2%
   3565 NW 61st Circle
   Boca Raton, Florida  33496

   Scott Miller                                6,600                 8.6%
   3565 NW 61st Circle
   Boca Raton, Florida  33496

   Samuel G. Weiss                               770                 1.0%
   265 Sunrise Hwy, Su. 30
   Rockville Center, New York  11570

   Ralph Wilson                                  787                 1.0%
   7 Ensign Lane
   Massapequa, New York  11758

   All Officers and Directors as a Group      41,511                53.8%
   (5 persons)
----------------------------
(1)  Does not include Treasury Shares.

(2) Includes 5,250 of shares owned by Lite 'N Low, Inc. and 7,750 of shares owned by Priority Capital Corp.

                                       Amount and Nature of
Name and Address of Beneficial Owner   Beneficial Ownership  Percent of Class(1)
------------------------------------   --------------------  ------------------

Other 5% Shareholders:

   Libo Fineberg, Trustee (1)                  6,250                 8.1%
   Helen Miller Irrevocable Trust
   3500 Gateway Drive
   Pompano Beach, Florida  33069

Rita Miller  (2) 6,600  7.6%  3565 NW 61st  Circle  Boca  Raton,  Florida  33496
---------------------------

(1) David Miller direct beneficiary. No voting power. David Miller disclaims any beneficial ownership.

(2) Wife of David Miller - sole voting power and ownership. David Miller disclaims any beneficial ownership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have various notes payable to members of our management. These loans arose from advances various stockholders made to us. The notes are payable on demand, bearing interest at 9%, which is payable monthly. Interest on stockholder notes payable totaled $115,361 for the year ended June 30, 2002, $109,653 for the year ended June 30, 2001, and $112,220 for the year ended June 30, 2000. Our management believes that the loans from stockholders were made on equal or better terms than were available elsewhere. During the years ended June 30, 2002, 2001, and 2000, we issued a total of 5,366, 7,460, and 5,730 detachable warrants, respectively, to these stockholders. These warrants have subsequently been terminated. In accordance with APB 14, we apportioned fair value to the warrants using the Black-Scholes pricing model. Fair value was determined using the closing market prices of our common stock on the grant date. The fair value of the warrants on the date of grant was treated as additional interest expense in the year of grant since the stockholder loans are due on demand. In the past, we did not account for the grants of the warrants. We are currently accounting for the warrants as a correction of an error in our accompanying consolidated financial statements. The additional non-cash interest expense resulting from the accounting for the warrants amounted to $98,668, $269,142 and $235,660 for the years ended June 30, 2002, 2001 and 2000, respectively. See "Part II, Item 5" above and "Part II, Item 8, Financial Statements and Supplementary Data" and the notes thereto for a more detailed description of these obligation and events applicable thereto.

In June 2002, we also issued a note for $500,000 to our Chairman, David Miller, in partial payment for our redemption of our convertible preferred stock. The note bears interest of 6% payable monthly. $250,000 is due July 1, 2003 and $250,000 is due on July 1, 2004. See "Part II, Item 8, Financial Statements and Supplementary Data" and Note 9(A) thereto.

We have been advised by Weinberg & Company, P.A., that neither the firm nor any of its associates has any relationships with us or our subsidiaries other than the usual relationship that exists between certified public accountants and clients.

Audit Fees: An aggregate of $125,196 was billed for professional services rendered for the audit of our annual financial statements for the fiscal year ended June 30, 2002. Weinberg & Company, P.A. was retained as our independent auditor subsequent to the filing of our last report on Form 10-Q filed during the fiscal year ended June 30, 2002 and as a result, we did not incur any charges relevant thereto.

Financial Information Systems Design and Implementation Fee: Weinberg & Company, P.A.. did not render professional services to us relating to financial information systems design and implementation during our 2002 fiscal year.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
REPORTS ON FORM 8-K

(a)    1.    Financial Statements:  Reference  is made to the index set forth in
"Item 8, Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

       2. Exhibits: The following exhibits are filed as part of this Annual Report on Form 10-K.

                    Incorporated by
                Reference to Registration
Exhibit No.        Statement 333-1842                     Description
-----------  --------------------------------  ---------------------------------

    3.1                    X                   Certificate of Incorporation, as
                                               amended to date

    3.2                    X                   By-laws, as amended to date

                      Incorporated by
                 Reference to Form 10-K for
Exhibit No.  Fiscal Year Ended June 30, 1998              Description
-----------  -------------------------------   ---------------------------------

  10.12                    X                    Employment Contract with
                                                David Miller dated as of
                                                January 1, 1998.

                     Incorporated by
               Reference to Form 10-K for
Exhibit No.  Fiscal Year Ended June 30, 1997              Description
-----------  -------------------------------   ---------------------------------

  10.14                    X                   Incentive Stock Plan

Exhibit No.          Filed Herewith                       Description
-----------  -------------------------------   ---------------------------------

  21.1                     X                   List of Company subsidiaries.

  99.1                     X                   Certification of Financial
                                               Statements in Accordance with
                                               Sarbanes-Oxley Act of 2002.
(b) Reports on Form 8-K

On or about May 30, 2002, we filed a report on Form 8-K, advising of the authorization of our pending reverse stock split effective June 17, 2002 and matters ancillary thereto.

Subsequent to June 30, 2002, we filed two (2) reports on Form 8-K, including those reports dated October 11, 2002, wherein we advised of the resignation of Citrin Cooperman & Company, LLP as our independent auditor and the retention of Weinberg & Company, P.A. as our independent auditor who audited the financial statements included in this report. This Form 8-K also included a lengthy narrative on the events and circumstances surrounding the resignation of Citrin Cooperman & Company, LLP.

On or about December 16, 2002, we filed a report on Form 8-K, advising of various changes to the accounting treatment we had historically attributed to the sales of our model homes, as well as the accounting treatment applicable to our amending certain warrant agreements relating to our outstanding warrants. For a more detailed description of these matters see "Part II, Item 8, Financial Statements and Supplementary Data" and Notes thereto.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 23, 2002.

                                   STRATEGIC CAPITAL RESOURCES, INC.

                                   By: s/ David Miller
                                      -------------------------------------
                                      David Miller, President, CEO,
                                      and Chairman of the Board


                                   By: s/ Cary Greenberg
                                      -------------------------------------
                                      Cary Greenberg, Treasurer, Chief Financial
                                      Officer and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



s/ David Miller                                     Dated: December 23, 2002
-----------------------------------
David Miller, Director

s/ Samuel G. Weiss                                  Dated: December 23, 2002
-----------------------------------
Samuel G. Weiss, Director

s/ Ralph Wilson                                     Dated: December 23, 2002
-----------------------------------
Ralph Wilson, Director

s/ John H. Roach, Jr.   .                           Dated: December 23, 2002
-----------------------------------
John H. Roach, Jr., Director


                                 CERTIFICATIONS

We, David Miller and Cary Greenberg, certify that:

     1. We have reviewed this annual report on Form 10-K of Strategic Capital Resources, Inc.;

     2. Based on our knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on our knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

     4.   We  are  responsible  for  establishing  and  maintaining   disclosure
          controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have;

          a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within ninety (90) days of the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. We have disclosed, based on our most recent evaluation, to the Registrant's auditors and the Audit Committee of the Registrant's Board of Directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weakness in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     6. We have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: December 23, 2002                     s/ David Miller
                                             -----------------------------------
                                             Chief Executive Officer


Dated: December 23, 2002                     S/ Cary Greenberg
                                             -----------------------------------
                                             Chief Financial Officer