Form 10-Q
period 2002-09-30
STRATEGIC CAPITAL RESOURCES INC
filed 2003-01-06
CIK 1009416

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                           Commission File No. 0-28168

                        Strategic Capital Resources, Inc.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                      11-3289981
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

             7900 Glades Road, Suite 610, Boca Raton, Florida 33434
             ------------------------------------------------------
                     (Address of principal executive office)

                                 (561) 558-0165
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [X]         No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. The number of shares of common stock, part value $.001 per share, outstanding as of January 2, 2003 was 77,192.

               STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES


                                      INDEX

Part I        FINANCIAL INFORMATION

     Item 1.  Financial Statements                                   Page Number

              Condensed Consolidated Balance Sheets as of                 3
              September 30, 2002 (unaudited) and June 30, 2002

              Condensed Consolidated Statements of Operations             4
              for the three months ended September 30, 2002 and 2001 (unaudited)

              Condensed Consolidated Statements of Cash Flows for         5
              the three months ended September 30, 2002 and 2001
              (unaudited)

              Notes to Condensed Consolidated Financial Statements      6-14
              (unaudited)

     Item 2.  Management's Discussion and Analysis of Financial        15-21
              Condition and Results of Operations

     Item 3.  Quantitative and Qualitative Disclosures About             21
              Market Risk

     Item 4.  Controls and Procedures                                  21-22

Part II.      OTHER INFORMATION                                        22-24

              SIGNATURES AND CERTIFICATIONS                            25-28

                               PART I. - FINANCIAL INFORMATION

                                Item 1 - Financial Statements

                            CONDENSED CONSOLIDATED BALANCE SHEETS

                                           ASSETS


                                                                 September 30,     June 30,
                                                                     2002            2002
                                                                 ------------    ------------
                                                                  (Unaudited)

Revenue producing assets                                         $ 83,365,990    $ 88,388,706
                                                                 ------------    ------------
Other assets:
   Cash                                                             1,086,399         801,415
   Deferred charges                                                   743,032         848,466
   Other                                                              864,976         758,923
                                                                 ------------    ------------
      Total other assets                                            2,694,407       2,408,804
                                                                 ------------    ------------
TOTAL ASSETS                                                     $ 86,060,397    $ 90,797,510
                                                                 ============    ============


                            LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
   Mortgages and notes payable                                   $ 72,424,738    $ 77,592,476
   Accounts payable and accrued expenses                            2,088,400       1,739,401
   Unearned income                                                    176,539         173,038
   Income taxes                                                       717,126         852,128
   Stockholder loans                                                1,909,200       1,909,200
                                                                 ------------    ------------
      Total liabilities                                            77,316,003      82,266,243
                                                                 ------------    ------------

STOCKHOLDERS' EQUITY:

   Common stock, $.001 par value, 25,000,000 shares authorized
   87,560 issued, 77,192 outstanding                                       88              88
   Additional paid-in capital                                       8,847,616       8,847,616
   Treasury stock, 10,368 shares at cost                             (457,999)       (457,999)
   Retained earnings                                                  354,689         141,562
                                                                 ------------    ------------
      Total stockholders' equity                                    8,744,394       8,531,267
                                                                 ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 86,060,397    $ 90,797,510
                                                                 ============    ============


                       See accompanying Notes to Condensed
                        Consolidated Financial Statements

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             For The Three Months Ended September 30, 2002 and 2001
                                   (Unaudited)


                                                         2002            2001
                                                     -----------     -----------

Revenues                                             $12,881,836     $ 4,952,308
                                                     -----------     -----------
Operating expenses:
   Interest and financing costs                        1,088,438       1,411,954
   Multi-family residential                               86,315          93,243
   Cost of  residential real estate sold              10,269,970       2,048,445
   Depreciation and amortization                         355,901         361,259
   Corporate                                             448,085         402,858
   Impairment Charge                                     250,000              --
                                                     -----------     -----------
   Total operating expenses                           12,498,709       4,317,759
                                                     -----------     -----------

Operating income                                         383,127         634,549

Income taxes                                             165,000         190,000
                                                     -----------     -----------
Net income                                               218,127         444,549

Preferred stock distributions                              5,000          15,000
                                                     -----------     -----------
Income applicable to common shareholders             $   213,127     $   429,549
                                                     ===========     ===========
Earnings per share
   Basic                                             $      2.76     $      5.56
   Diluted                                           $      2.76     $      5.43

Weighted average number of shares
   Basic                                                  77,192          77,192
   Diluted                                                77,192          79,065


                       See accompanying Notes to Condensed
                        Consolidated Financial Statements

                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Three Months ended September 30, 2002 and 2001
                                             (Unaudited)


                                                                            2002            2001
                                                                        ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                              $    218,127    $    444,549
                                                                        ------------    ------------

Adjustments to reconcile net income
to net cash provided by operating activities:
   Amortization and depreciation expense                                     355,901         361,259
   Deferred Income Taxes                                                    (135,000)       (190,000)
   Gain on sale of direct financing arrangements, model homes net             (7,950)       (132,123)
   Changes in operating assets and liabilities                               246,445         716,526
                                                                        ------------    ------------

         Total adjustments                                                   459,396         755,662
                                                                        ------------    ------------

      Net Cash Provided by Operating Activities                              677,523       1,200,211
                                                                        ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in direct financing arrangements                            (5,381,904)     (4,392,133)
   Proceeds from direct financing arrangements                            10,412,570         371,665
                                                                        ------------    ------------

      Net cash Provided (Used) by Investing Activities                     5,030,666      (4,020,468)
                                                                        ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from mortgages and notes payable                                       0         326,362
   Principal payments on mortgages payable                                (5,167,738)       (118,452)
   Deferred financing charges                                               (250,467)       (363,528)
   Preferred distributions                                                    (5,000)        (15,000)
                                                                        ------------    ------------

      Net Cash Used by Financing Activities                               (5,423,205)       (170,618)
                                                                        ------------    ------------

NET INCREASE (DECREASE) IN CASH                                              284,984      (2,990,875)

CASH - BEGINNING                                                             801,415       3,986,639
                                                                        ------------    ------------

CASH - ENDING                                                           $  1,086,399    $    995,764
                                                                        ============    ============


                       See accompanying Notes to Condensed
                        Consolidated Financial Statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)


Note 1.       DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
              POLICIES

         All references in the consolidated financial statements to common shares, share prices, per share amounts and stock plans have been retroactively restated for the two hundred-for-one stock split declared on April 8, 2002.

A.       Interim Presentation
         --------------------

         The accompanying condensed consolidated financial statements have been prepared by Strategic Capital Resources, Inc. and Subsidiaries (the "Company") and are unaudited. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States have been omitted from the accompanying condensed consolidated financial statements. The Company's management believes the disclosures made are adequate to make the information presented not misleading. The condensed consolidated balance sheet information as of June 30, 2002 was derived from the audited consolidated financial statements included in the Company's annual report Form 10-K. The condensed consolidated financial statements included as part of this 10-Q filing should be read in conjunction with that report. The accompanying unaudited consolidated financial statements reflect all adjustments, consisting primarily of normal recurring items that, in the opinion of the management of the Company, are considered necessary for a fair presentation of the financial position, results from operations and cash flows for the periods presented. Results of operations achieved through September 30, 2002 are not necessarily indicative of those which may be achieved for the year ending June 30, 2003.

B.       Description of Business
         -----------------------

         The Company provides specialized financing for major homebuilders and real estate developers throughout the United States. The arrangements may take several forms which include operating leases, option agreements, or management agreements. The Company accounts for all such agreements as direct financing arrangements. Such arrangements may represent off-balance sheet transactions for the Company's customers.

         The Company is engaged in such financing arrangements in three lines of business, consisting of one reportable segment, all with major homebuilders and real estate developers throughout the United States:

     1.  Acquisition and lease of fully furnished model homes.
     2.  Residential real estate land banking.
     3.  Multi-family residential and other real estate.

C.       Basis of Presentation
         ---------------------

         This summary of significant accounting policies of the Company is presented to assist in understanding the condensed consolidated financial statements. The condensed consolidated financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the condensed consolidated financial statements.

D.       Principles of Consolidation
         ---------------------------

         The accompanying condensed consolidated financial statements include the accounts of Strategic Capital Resources, Inc. and its wholly owned subsidiaries, which include special purpose subsidiaries. Intercompany transactions have been eliminated in consolidation.

E.       Special Purpose Subsidiaries
         ----------------------------

         The Company has several wholly owned special purpose subsidiaries, all of which are consolidated. They have been formed for the exclusive purpose of acquiring specific properties and perform no functions other than to manage a specific project. A special purpose subsidiary is an entity structured in a way that its sole activity is the specific project.

F.       Special Purpose Entities/Off Balance Sheet Arrangements
         -------------------------------------------------------

         The Company does not have off-balance sheet arrangements with special purpose entities.

G.       Use of Estimates
         ----------------

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

H.       Fair Value of Financial Instruments
         -----------------------------------

         The carrying value of all financial instruments, including long-term and short-term debt, cash and temporary cash investments, approximates their fair value at the end of the reporting period.

I.       Revenue Recognition
         -------------------

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

         Sales and cost of direct financing arrangements are recorded at the time each property sale is closed and when title and possession have been transferred to the buyer.

J.       Reclassifications
         -----------------

         Certain amounts have been reclassified in the prior period to conform to the current period's presentation.

Note 2.       NET INVESTMENT IN DIRECT FINANCING ARRANGEMENTS

         The components of the net investment in direct financing arrangements at September 30, 2002 and June 30, 2002 are as follows:

                                                   September 30,      June 30,
                                                       2002             2002
                                                   ------------     ------------

Total minimum lease payments receivable            $ 83,542,529     $ 88,561,744
Less: Unearned income                                   176,539          173,038
                                                   ------------     ------------
Net investment in direct financing leases          $ 83,365,990     $ 88,388,706
                                                   ============     ============

Note 3.       COMMITMENTS AND CONTINGENCIES

A.       Financing Activities
         --------------------

         At September 30, 2002, the Company had approximately $27 million of unused, committed credit facilities available under existing revolving loan agreements, which may be utilized to acquire real estate assets in accordance with the terms of those agreements. Such credit facilities expire through August 2003.

         During September 2002, the Company received a commitment for a $15.7 million credit facility. The interest rate is based on a 30-day LIBOR rate plus a premium. This facility expires May 2005.

         As a part of its ongoing business, the Company is in constant discussion with financial institutions for credit facilities, as well as private or public placements of its debt or equity securities. The possible offering or private placement of senior notes with warrants, convertible preferred stock or similar type of security is constantly being evaluated. It is the Company's policy not to incur costs from activation of credit facilities unless and until needed.

         We make preliminary commitments to acquire revenue producing assets and to enter into various types of purchase and leaseback transactions as well as financing arrangements. We disclose these commitments as part of our routine reporting. Such preliminary commitments are subject to routine changes in size, dollar amounts and closing time, prior to finalization. Such changes arise from a variety of factors, including changes in client needs, economic conditions, and completion of due diligence and financing agreements.

B.       Legal Proceedings
         -----------------

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

         During June 1999, we filed a lawsuit against Monarch, and its subsidiaries, IECM and Tahoe Realty Corp., as well as two of its officers and other individuals, in the Supreme Court of the State of New York, County of Queens. The action asserts seven separate causes of action arising out of a default in payment of the remaining $1,100,000 balance due under the promissory note evidencing monies due to us from Monarch as a result of its purchase of IECM from us.

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

         Also, we filed suit against BankAtlantic Bankcorp, Inc. and BankAtlantic, a federal savings bank, in the Circuit court of the 15th Judicial Circuit in and for Palm Beach County, Florida, by complaint dated December 30, 1998. The complaint charges a breach of fiduciary duty and seeks unspecified damages in that the defendant undertook to act as agent or broker in connection with obtaining a $200 million loan facility relating to a sale and lease back program for a major, publicly-traded national builder. Rather than complete the financing transaction, the complaint alleges economic opportunity was usurped by defendant and entered into an agreement directly with the builder, utilizing, inter alia, the terms of our program. This matter is in the early stages of discovery. Since this represents a potential contingent gain for us, there are no receivable amounts recorded in the accompanying consolidated balance sheets.

         During May 2000, we, along with FPE Funding, LLC, filed a complaint entitled "In the case of Strategic Capital Resources, Inc. and FPE Funding, LLC
v. Dylan Tire Industries, LLC, Dylan Custom Mixing, LLC; Mid-American Machine and Equipment, LLC f/k/a Mid-American Tire and Machine, LLC; GMAC Commercial Credit, LLC: Robert C. Liddon, Trustee, Mary Aronov, Trustee; David Feingold; John Tindal; Brett Morehouse, Johnny Guy; Shan Sutherland; and Pirelli Tire LLC," Chancery Court for Davidson County, Tennessee, Case No. 00-1296-III, against the referenced defendants alleging, among other things, breach of contract, fraud, and civil conspiracy, arising from the breach of a sale and leaseback commitment for which we procured funding and under which FPE was to be the owner/lessor of a manufacturing facility.

         The defendants/counter-plaintiffs, Dylan Tire Industries, LLC, Mid-American Machine and Equipment, LLC and Dylan Custom Mixing, LLC have filed a counterclaim, seeking unspecified consequential damages "estimated to exceed $500,000" for alleged breach of a loan commitment issued by us. The basis of the claim is that we allegedly failed to honor our commitment to lend for the acquisition of a manufacturing facility, resulting in damages to the defendants/counter-plaintiffs, who borrowed the money directly from our lender at allegedly greater cost and who allegedly had to pay a greater price for the facility as a result of the alleged delay in the closing. We believe the counterclaim is without merit and are vigorously defending. As such, there is no accrual in the accompanying consolidated balance sheets.

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

         We are also party to an action entitled Star Insurance Company v. Strategic Capital Resources, Inc., 15th Judicial Court, Palm Beach County, Florida, Case No. CL 00-433 AD, which is an action on an indemnity bond. Discovery has been conducted but is not completed. Mediation, which was conducted on August 13, 2002, has been adjourned. The plaintiff has not been vigorously prosecuting this action. We intend to vigorously defend this action if and when the plaintiff proceeds. Due to the uncertainties of litigation, we are unable to evaluate the likelihood of an unfavorable outcome or estimate the amount of range of potential loss. This matter has been referred by the court for mediation to see if the parties can settle the case. We are mediating with the plaintiff to settle the case, but there is no assurance that the settlement will occur. As such there are no accruals in the accompanying consolidated balance sheet for this matter.

         We are not presently involved in any other material litigation nor, to our knowledge, is any other material litigation threatened against us or any of our properties, other than routine litigation arising in the ordinary course of business. See Notes to Condensed Consolidated Financial Statements.

Note 4.       MORTGAGES AND NOTES PAYABLE

         Mortgages and notes payable are collateralized by first mortgages on specific properties. Interest is payable monthly in arrears at interest rates ranging from 4.75% to 8.75% as of September 30, 2002. The maturity dates range from one (1) to fifteen (15) years.

         In addition to the mortgages being secured by specific properties, all loans are secured by specific lease and related security bonds and/or residual value insurance policies.

Note 5.       SUPPLEMENTAL CASH FLOW INFORMATION

         The Company's non-cash investing and financing activities were as follows:

                                                  Three Months    Three Months
                                                     Ended           Ended
                                                  September 30    September 30
                                                      2002            2001
                                                  ------------    ------------
         Revenues producing assets:               $  5,381,904      13,893,109
         Bank borrowings                            (4,681,678)     11,530,596
                                                  ------------    ------------
         Investment in direct financing leases    $    700,226    $  2,362,513
                                                  ============    ============


         Interest paid totaled $1,054,072 during the three months ended September 30, 2002 and $1,210,815 for the three months ended September 30, 2001. Income taxes paid totaled $326,558 during the three months ended September 30, 2002, and $8,175 during the three months ended September 30, 2001.

         During the year ended June 30, 2002, the Company redeemed all of its preferred stock as follows:

Redemption price                                                    $ 1,000,000
Notes Issued                                                           (500,000)
                                                                    -----------

Cash paid                                                           $   500,000
                                                                    ===========

Note 6.       EARNINGS PER SHARE

         Basic and diluted earnings per share are calculated as follows:

                                                             Three Months Ended
                                                                September 30,
                                                               2002       2001
                                                             --------   --------
Earnings:
   Net income                                                $218,127   $444,549
   Dividends on preferred shares                                5,000     15,000
                                                             --------   --------
Income applicable to common shareholders                     $213,127   $429,549
                                                             ========   ========

Basic:
Income applicable to common shareholders                     $213,127   $429,549
Weighted average shares outstanding during the period          77,192     77,192
                                                             ========   ========
   Basic                                                     $   2.76   $   5.56
                                                             ========   ========

Diluted:
Income applicable to common shareholders                     $213,127   $429,549

Weighted average shares outstanding during the period          77,192     77,192
Effect of dilutive securities:
   Stock options                                                    0        530
   Warrants                                                         0      1,340
                                                             --------   --------
Diluted weighed common shares outstanding                      77,192     79,065
                                                             ========   ========
   Diluted                                                   $   2.76   $   5.43
                                                             ========   ========


Note 7.       SUBSEQUENT EVENTS

A.       Model Home Program
         ------------------

         From October 1, 2002 through the date of this report, the Company sold twelve (12) model homes at an aggregate sales price of $3,045,936. These models were acquired at an aggregate costs of $2,649,965.

         The Company also has contracts pending on nine (9) model homes at an aggregate costs of $1,856,892.

B.       Residential Real Estate Land Banking
         ------------------------------------

         From October 1, 2002 through the date of the report, the Company paid development costs in the amount of $2,226,968 and had sales of finished lots in the amount of $14,661,760.

                       Item 2. Management's Discussion and
                       Analysis of Financial Condition and
                              Results of Operations

                 Disclosure Regarding Forward-Looking Statements

         This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Discussions containing forward-looking statements may be found in the material set forth in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations".

         These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this Quarterly Report contains forward-looking statements regarding:

         1. our estimate that we have adequate financial resources to meet our current working capital needs for the foreseeable future;

         2.       the impact of inflation on our future results of operations;
                  and

         3. our ability to pass through to our customers in the form of increased prices any increases in our costs.

         These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

         1.       our significant level of debt;

         2. our ability to borrow or otherwise finance our business in the future;

         3.       our ability to locate customers in need of our services;

         4. economic or other business conditions that affect the desire or ability of our customers to build new homes in markets in which we conduct our business;

         5.       a decline in the demand for housing;

         6. a decline in the value of the land and model home inventories we maintain;

         7.       an increase in interest rates;

         8. our ability to successfully dispose of developed properties, model homes, or undeveloped land or lots at expected prices and within anticipated time frames;

         9.       our ability to compete in our existing and future markets; and

         10.      an increase or change in governmental regulations.

                                    OVERVIEW

         We are a Delaware corporation organized in 1995. Our principal operations consist of the following business lines:

         1. The purchase and leaseback of fully furnished model homes complete with options and upgrades.

         2. The acquisition, development and sales of residential real estate land banking.

         3. The purchase and leaseback of multi-family residential real estate.

RESULTS OF OPERATIONS

         A summary of operating results for the three months ended September 30, 2002 and 2001 are presented below.

                                                              Three Months Ended
                                                                 September 30
                                                         ---------------------------
                                                             2002           2001
                                                                        (as restated)
                                                         ------------   ------------
Revenues:                                                $ 12,881,836   $  4,952,308
                                                         ------------   ------------
Costs and expenses:
   Interest and financing costs                             1,088,438      1,411,954
   Multi-family operating costs                                86,315         93,243
   Cost of direct financing leases sold - Land Banking     10,269,970      2,048,445
   Depreciation and amortization                              355,901        361,259
   Corporate                                                  448,085        402,858
   Impairment Charge                                          250,000             --
                                                         ------------   ------------
   Total operating expenses                                12,498,709      4,317,759
                                                         ------------   ------------

Income before income taxes                                    383,127        634,549

Income tax expense                                            165,000        190,000
                                                         ------------   ------------

Net income                                               $    218,127   $    444,549
                                                         ============   ============


          Comparison of Three Months Ended September 30, 2002 to Three
                        Months ended September 30, 2001.

         Revenue for the three months ended September 30, 2002 increased $7,929,528 (or 160%) compared to the prior year period. The increased revenue was primarily attributable to the sale of residential real estate which amounted to $10,269,970 for the period, compared to $2,098,445 for the prior year period.

         Interest expense decreased $323,516 (or 23%) during the three months ended September 30, 2002, compared to the prior year period, primarily due to reduced borrowing costs on floating rate loans.

         Corporate costs increased $45,227 (an 11% increase) from $402,858 for the three months ended September 30, 2001, to $448,085 for the three months ended September 30, 2002.

         Net income for the three months ended September 30, 2002 was $218,127 compared to $444,549 for the prior year period, a decrease of $226,422. The decrease in net income was primarily attributable to the $250,000 impairment charge related to Star Insurance which we accrued during the period ended September 30, 2002.

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

         Since inception, we have purchased a total of 463 model homes at an aggregate purchase price in excess of $102,000,000.

         The following is a breakdown of model home units and costs by state:

                            September 30, 2002            September 30, 2001
                            ------------------            ------------------
   State                   Units          Amount         Units          Amount
--------------          -----------    -----------    -----------    -----------
Arizona                          --             --              2    $   248,665
California                       25    $ 6,703,315             44     11,669,315
Florida                          --             --              1        472,917
Iowa                              8      1,259,335             13      2,247,025
Minnesota                         1        226,040              6      1,443,935
Nevada                            4        469,960             13      1,667,790
New Jersey                       20      5,028,087             25      7,006,755
New York                          1        254,000              3        883,291
North Carolina                    5      1,155,778              6      1,497,891
Pennsylvania                      1        250,000              5      1,196,424
Texas                             2        659,000              9      2,299,900
Utah                             --             --              3        496,097
                        -----------    -----------    -----------    -----------
Total                            67    $16,005,515            130    $31,130,005
                        ===========    ===========    ===========    ===========

         The following is a breakdown of interest income on model home direct financing leases by state:

                                                  Three Months Ended
                                                     September 30,

         State                                   2002            2001
         ------------------------------        --------        --------
         California                            $200,275        $350,079
         Florida                                      0          22,784
         Iowa                                    23,613          55,188
         Minnesota                                4,238          36,557
         Nevada                                       0          20,278
         New Jersey                             141,436         217,734
         New York                                 7,620          25,712
         North Carolina                          34,673          49,010
         Pennsylvania                             5,222          42,138
         Texas                                   19,770          68,996
                                               --------        --------

         Total                                 $436,847        $888,476
                                               ========        ========

          Acquisition, Development and Sale of Residential Real Estate

         We purchase parcels of residential real estate with entitlements selected by homebuilders from non-affiliated third parties. The parcels of land are acquired at the lower of appraised value or contract price. The parcels of land may require development or consist of finished lots. If development work is required, the homebuilder enters into a fixed price development agreement to develop the parcels of land for us, and is required to provide completion bonds for all work by a surety company acceptable to us. Reimbursement for development work performed is paid periodically (usually monthly) after receipt of an inspection report. A lease, management agreement and/or exclusive option to purchase option are entered into with the homebuilder simultaneously with the land acquisition and development agreement. The terms and conditions of each transaction are project specific (lease rate, term, option deposit, takedown schedule, etc.). We obtain various forms of insurance coverage to insure the payment performance of the homebuilder, as well as the value of the real estate acquired.

         Each project is structured so that our total project costs (land acquisition plus development costs) is equal to the homebuilder's cumulative purchase price for all the lots, which results in no gain or loss on the sale of the lots. All such agreements are accounted for as direct financing arrangements.

         The following is a summary of our residential real estate projects:

   Date       Property      Purchase      Development       Sale of         Balance
 Acquired     Location        Price        Costs Paid      Finished         9/30/02
                                           to 9/30/02        Lots
             ----------   ------------    ------------   ------------    ------------

 8/31/2000   California   $ 20,546,010    $  2,048,950   $(10,464,969)   $ 12,129,991
11/15/2000   Arizona         1,680,925       1,084,052     (1,539,559)      1,225,418
11/22/2000   Utah            3,145,522       1,568,396     (4,713,918)              0
12/20/2000   Nevada          3,554,591       1,965,374     (5,519,965)              0
 4/30/2001   Nevada          8,620,383       3,497,818     (6,559,279)      5,558,922
 4/30/2001   California      5,762,000       1,000,000     (6,762,000)              0
 9/13/2001   New Jersey     11,800,000       3,941,501     (3,609,079)     12,132,422
 1/24/2002   California     11,736,233         918,714              0      12,654,947
 3/28/2002   California      7,680,468      20,215,756    (14,465,447)     13,430,777
                          ------------    ------------   ------------    ------------
                          $ 74,526,132    $ 36,240,561   $(53,634,216)   $ 57,132,477
                          ============    ============   ============    ============

Liquidity and Capital Resources

         Our uses for cash during the three months ended September 30, 2002 were for revenue producing asset acquisitions, interest, and operating expenses. We provided for our cash requirements from borrowings, the sale of direct financing leases, and other revenues. We believe that these sources of cash are sufficient to finance our working capital requirements and other needs.

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

Proposed Accounting Pronouncements

         The FASB has issued an Exposure Draft "Consolidation of Certain Special Purpose Entities ("SPEs"), a proposed Interpretation of Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements" that establishes accounting guidance for consolidation of SPEs. We believe that implementation of this Exposure Draft, when and if it becomes a final accounting rule, would not require our clients to consolidate our transactions.


                     Item 3 -- Quantitative and Qualitative
                          Disclosures About Market Risk

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


                        Item 4 -- Controls and Procedures

         During the 90-day period prior to the filing of this report, management, including the Company's President & Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based upon, and as of the date of that evaluation, the President & Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

         There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.


                           PART II - OTHER INFORMATION

Item 1.  CURRENT LEGAL DEVELOPMENTS

Star Insurance Company v. Strategic Capital Resources, Inc.

         The Company has not resolved the Star Insurance Company action. Based on mediation, the Company believes the case can be settled for $250,000. This amount has been accrued as an impairment charge for the three months ended September 30, 2002.

         During December 2002, the Company reached an agreement in principal to settle this case for $250,000. The lawsuit against the Company was far in excess of $2,500,000.

         The Company and its counsel are convinced that our defense is very strong but decided to settle the suit in order to avoid the uncertainty of a jury verdict as well as the expenses of the inevitable appeals that would follow. The mediator pointed out that our costs defending the lawsuit and appeals would exceed the $250,000 settlement.

Strategic Capital Resources, Inc. and FPE Funding, LLC v. Dylan Tire Industries, LLC, et al.

         On January 2, 2003, the Company was advised that the Tennessee Supreme Court denied our request for appeal without an opinion (which is standard procedure). We are currently analyzing our options.

         We are not presently involved in any other material litigation nor, to our knowledge, is any other material litigation threatened against us or any of our properties, other than routine litigation arising in the ordinary course of business. See Notes to Financial Statements.

Item 2.  CHANGES IN SECURITIES

         Most of our previously outstanding warrants to purchase shares of our Common Stock had been issued to Mr. Miller, our Chairman, in connection with loans that had been extended to us by Mr. Miller and another member of our management from time to time since our inception. The loans represented funds that were necessary to conclude transactions in the ordinary course of our business, but were unavailable from other sources. According to the terms of these warrants, in the event of a transaction that resulted in a reduction of the number of outstanding shares of our Common Stock, including a reverse stock split, there would be no proportionate adjustment in the number of shares issuable upon exercise of the warrants or in the exercise price thereof. The warrants had exercise prices that ranged from $.13 to $.47. In June 2002, an aggregate of 1,430,000 warrants were exercised for an aggregate exercise price of $236,100 (approximately $.17 per warrant).

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

         In addition, also in December 2002, pursuant to our Board of Directors and the warrant holders, the relevant warrant agreements were amended to negate the provisions specifying that they are not affected by any reverse stock split, effective as of the date of our reverse stock split. As a result, the 8,797,114 previously outstanding warrants have been reduced to 38,856 pursuant to the 200:1 reverse stock split previously undertaken. The exercise prices have also been adjusted pursuant to the reverse stock split, resulting in exercise prices ranging from $24 to $94 per warrant. This amendment was also necessary as a result of incorrect advice provided by our prior independent accountants.

Item 3.  DEFAULTS UPON SENIOR SECURITIES - None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - Information statement in connection with Reverse Stock Split

Item 5.  OTHER INFORMATION - Not applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits
                  99.1 Certification of Financial Statements in accordance with Sarbanes-Oxley Act

         (b) Reports on Form 8-K. We did not file any reports on Form 8-K during the three month period ended September 30, 2002.

         Subsequent to September 30, 2002, we filed two reports on Form 8-K, including the following:

         1. During October 2002, we filed a report on Form 8-K, wherein we advised of the resignation of Citrin Cooperman & Company, LLP as our independent auditor and the retention of Weinberg & Company, P.A. as our independent auditor who audited our financial statements for our fiscal years ended June 30, 2002, 2001 and 2000. This Form 8-K also included a lengthy narrative on the events and circumstances surrounding the resignation of Citrin Cooperman & Company, LLP.

         2. During December 2002, we filed a report on Form 8-K, advising of various changes to the accounting treatment we had historically attributed to the sales of our model homes, as well as the accounting treatment applicable to our amending certain warrant agreements relating to our outstanding warrants.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Strategic Capital Resources, Inc.
                                       (Registrant)



                                       By: /s/ DAVID MILLER
                                           -------------------------------------
                                           David Miller
                                           Chief Executive Officer

Date: January 6, 2003

                           PART II - OTHER INFORMATION

                  CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

         I, David Miller, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Strategic Capital Resources, Inc.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

                                       By: /s/ DAVID MILLER
                                           -------------------------------------
                                           David Miller
                                           Chief Executive Officer

Dated: January 6, 2003

                  CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

         I, Cary Greenberg, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Strategic Capital Resources, Inc.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

                                       By: /s/ CARY GREENBERG
                                           -------------------------------------
                                           Cary Greenberg
                                           Chief Financial Officer

Dated: January 6, 2003