Form 10-Q/A
period 2002-09-30
STRATEGIC CAPITAL RESOURCES INC
filed 2003-01-07
CIK 1009416

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q/A

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

         All references in the condensed consolidated financial statements to common shares, share prices, per share amounts and stock plans have been retroactively restated for the two hundred-for-one reverse stock split declared on April 8, 2002.

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

G.       Use of Estimates and Critical Accounting Policies
         -------------------------------------------------

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

         Also, we filed suit against BankAtlantic Bankcorp, Inc. and BankAtlantic, a federal savings bank, in the Circuit court of the 15th Judicial Circuit in and for Palm Beach County, Florida, by complaint dated December 30, 1998. The complaint charges a breach of fiduciary duty and seeks unspecified damages in that the defendant undertook to act as agent or broker in connection with obtaining a $200 million loan facility relating to a sale and lease back program for a major, publicly-traded national builder. Rather than complete the financing transaction, the complaint alleges economic opportunity was usurped by defendant and entered into an agreement directly with the builder, utilizing, inter alia, the terms of our program. This matter is in the early stages of discovery. Since this represents a potential contingent gain for us, there are no receivable amounts recorded in the accompanying condensed consolidated balance sheets.

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

         We are also party to an action entitled Star Insurance Company v. Strategic Capital Resources, Inc., 15th Judicial Court, Palm Beach County, Florida, Case No. CL 00-433 AD, which is an action on an indemnity bond. Discovery has been conducted but is not completed. Mediation, which was conducted on August 13, 2002, has been adjourned. The plaintiff has not been vigorously prosecuting this action. We intend to vigorously defend this action if and when the plaintiff proceeds. Due to the uncertainties of litigation, we are unable to evaluate the likelihood of an unfavorable outcome or estimate the amount of range of potential loss. This matter has been referred by the court for mediation to see if the parties can settle the case. We are mediating with the plaintiff to settle the case, but there is no assurance that the settlement will occur. For the period ending September 30, 2002, we recorded an impairment charge of $250,000.

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
                                                                    ===========

Note 6.       EARNINGS PER SHARE

         Basic and diluted earnings per share are calculated as follows:

                                                             Three Months Ended
                                                                September 30,
                                                               2002       2001
                                                             --------   --------
Earnings:
   Net income                                                $218,127   $444,549
   Dividends on preferred shares                                5,000     15,000
                                                             --------   --------
Income applicable to common shareholders                     $213,127   $429,549
                                                             ========   ========

Basic:
Income applicable to common shareholders                     $213,127   $429,549
Weighted average shares outstanding during the period          77,192     77,192
                                                             ========   ========
   Basic                                                     $   2.76   $   5.56
                                                             ========   ========

Diluted:
Income applicable to common shareholders                     $213,127   $429,549

Weighted average shares outstanding during the period          77,192     77,192
Effect of dilutive securities:
   Stock options                                                    0        533
   Warrants                                                         0      1,340
                                                             --------   --------
Diluted weighed common shares outstanding                      77,192     79,065
                                                             ========   ========
   Diluted                                                   $   2.76   $   5.43
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
                          ============    ============   ============    ============

Liquidity and Capital Resources

         Our uses for cash during the three months ended September 30, 2002 were for revenue producing asset acquisitions, interest, and operating expenses. We provided for our cash requirements from borrowings, the sale of direct financing leases, and other revenues. We believe that these sources of cash are sufficient to finance our working capital requirements and other needs for the next twelve
(12) months.

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

Date: January 7, 2003

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

Dated: January 7, 2003

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

Dated: January 7, 2003