Form 10-Q
period 2002-12-31
STRATEGIC CAPITAL RESOURCES INC
filed 2003-02-11
CIK 1009416

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

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

                            Yes [X]           No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. The number of shares of common stock, part value $.001 per share, outstanding as of February 7, 2003 was 77,192.

STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES


                                         TABLE OF CONTENTS

Part I            FINANCIAL INFORMATION

         Item 1.  Financial Statements                                                 Page Number

                  Condensed Consolidated Balance Sheets as of December 31,                  3
                  2002 (unaudited) and June 30, 2002

                  Condensed Consolidated Statements of Income for the three                 4
                  months and six months ended December 31, 2002 and December
                  31, 2001 (unaudited)

                  Condensed Consolidated Statements of Cash Flows for the six               5
                  months ended December 31, 2002 and 2001 (unaudited)

                  Notes to Condensed Consolidated Financial Statements                    6-12
                  (unaudited)

         Item 2.  Management's Discussion and Analysis of Financial Condition            13-20
                  and Results of Operations

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                20

         Item 4.  Controls and Procedures                                                   21

Part II.          OTHER INFORMATION
                  Item 1.  Not applicable                                                   21
                  Item 2.  Change in Securities                                           21-22
                  Item 3.  Not Applicable                                                   22
                  Item 4.  Not Applicable                                                   22
                  Item 5.  Not Applicable                                                   23
                  Item 6.  Exhibits and Reports on Form 8-K                                 23

                  SIGNATURES                                                                24

                  CERTIFICATIONS                                                          25-27

STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES


                                PART I. - FINANCIAL INFORMATION

                                 Item 1 - Financial Statements

                             CONDENSED CONSOLIDATED BALANCE SHEETS


                                            ASSETS
                                                                   December 31,      June 30,
                                                                       2002            2002
                                                                   ------------    ------------
                                                                   (Unaudited)

     Revenue producing assets                                      $ 68,478,073    $ 88,388,706
     Cash                                                             1,877,054         801,415
     Deferred charges                                                   503,430         848,466
     Other                                                              906,998         758,923
                                                                   ------------    ------------

                                                                   $ 71,765,555    $ 90,797,510
                                                                   ============    ============


                             LIABILITIES AND STOCKHOLDERS' EQUITY

     Mortgages and notes payable                                   $ 57,642,270    $ 77,592,476
     Accounts payable and accrued expenses                            1,864,442       1,739,401
     Unearned income                                                    156,181         173,038
     Income taxes                                                       924,128         852,128
     Stockholder loans                                                2,159,200       1,909,200
                                                                   ------------    ------------

         Total liabilities                                           62,746,221      82,266,243
                                                                   ------------    ------------

STOCKHOLDERS' EQUITY:

     Common stock, $.001 par value, 25,000,000 shares authorized
     87,560 issued, 77,192 outstanding                                       88              88
     Additional paid-in capital                                       8,847,616       8,847,616
     Treasury stock, 10,368 shares at cost                             (457,999)       (457,999)
     Retained earnings                                                  629,629         141,562
                                                                   ------------    ------------

     Total stockholders' equity                                       9,019,334       8,531,267
                                                                   ------------    ------------
                                                                   $ 71,765,555    $ 90,797,510
                                                                   ============    ============


                       See accompanying Notes to Condensed
                        Consolidated Financial Statements

STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES


                           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                           (Unaudited)


                                               Three Months Ended           Six Months Ended
                                                  December 31,                December 31,
                                                  ------------                ------------

                                                2002          2001          2002          2001
                                                           (restated)                  (restated)
                                            -----------   -----------   -----------   -----------

Operating revenue                           $17,079,961   $10,632,843   $29,961,797   $15,585,152
                                            -----------   -----------   -----------   -----------
Operating expenses:
    Interest and financing costs                964,740     1,296,687     2,053,177     2,708,641
    Multi-family residential                    200,369        94,000       286,685       187,243
    Cost of  residential real estate sold    14,661,759     7,650,573    24,931,729     9,699,018
    Depreciation and amortization               309,606       364,117       665,507       725,376
    Corporate                                   461,546       457,914     1,159,631       860,772
                                            -----------   -----------   -----------   -----------
                                             16,598,020     9,863,291    29,096,729    14,181,050
                                            -----------   -----------   -----------   -----------
Operating income                                481,941       769,552       865,068     1,404,102

Income taxes                                    207,000       260,000       372,000       450,000
                                            -----------   -----------   -----------   -----------
Net income                                      274,941       509,552       493,068       954,102

Preferred stock distributions                         0        15,000         5,000        30,000
                                            -----------   -----------   -----------   -----------
Income applicable to common shareholders    $   274,941   $   494,552   $   488,068   $   924,102
                                            ===========   ===========   ===========   ===========
Earnings per share
    Basic                                   $      3.56   $      6.41   $      6.32   $     11.97
    Diluted                                 $      3.56   $      6.41   $      6.32   $     11.56

Weighted average number of shares
    Basic                                        77,192        77,192        77,192        77,192
    Diluted                                      77,192        77,192        77,192        79,908


                       See accompanying Notes to Condensed
                        Consolidated Financial Statements

STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES


                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)


                                                                           Six Months Ended
                                                                             December 31,
                                                                     ----------------------------
                                                                         2002            2001
                                                                                      (Restated)
                                                                     ------------    ------------
OPERATING ACTIVITIES
Net income                                                           $    493,068    $    954,102

Adjustments to reconcile net income
to net cash provided by operating activities:
    Amortization and depreciation expense                                 665,507         725,375
    Deferred income taxes                                                  72,000               0
    Gain on sale of direct financing arrangements, model homes net       (118,862)       (339,867)
    Net changes in operating assets and liabilities                       (39,892)        466,905
                                                                     ------------    ------------

        Net Cash Provided by Operating Activities                       1,071,821       1,806,515
                                                                     ------------    ------------

INVESTING ACTIVITIES
    Investment in direct financing arrangements                        (5,021,096)     (7,098,597)
    Proceeds from direct financing arrangements                        25,050,591       1,633,877
                                                                     ------------    ------------

        Net cash Provided By or (Used In) Investing Activities         20,029,495      (5,464,720)
                                                                     ------------    ------------

FINANCING ACTIVITIES
    Proceeds from mortgages and notes payable                           5,471,232       3,104,903
    Principal payments on mortgages payable                           (25,421,438)       (289,625)
    Proceeds from stockholder loans                                       250,000               0
    Deferred financing charges                                           (320,471)       (849,632)
    Preferred distributions                                                (5,000)        (30,000)
                                                                     ------------    ------------

        Net Cash Provided By or (Used in) Financing Activities        (20,025,677)      1,935,646
                                                                     ------------    ------------

NET INCREASE (DECREASE) IN CASH                                         1,075,639      (1,722,559)

CASH - BEGINNING OF PERIOD                                                801,415       3,986,639
                                                                     ------------    ------------

CASH - ENDING OF PERIOD                                              $  1,877,054    $  2,264,080
                                                                     ============    ============


                       See accompanying Notes to Condensed
                        Consolidated Financial Statements

STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES


                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                                   STATEMENTS
                                December 31, 2002
                                   (Unaudited)


Note 1.       DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
              POLICIES

A.       Interim Presentation
         --------------------

         The accompanying condensed consolidated financial statements have been prepared by Strategic Capital Resources, Inc. and Subsidiaries (the "Company") and are unaudited. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States have been omitted from the accompanying condensed consolidated financial statements. The Company's management believes the disclosures made are adequate to make the information presented not misleading. The condensed consolidated balance sheet information as of June 30, 2002 was derived from the audited consolidated financial statements included in the Company's Annual Report Form 10-K. The condensed consolidated financial statements included as part of this 10-Q filing should be read in conjunction with that report. The accompanying unaudited consolidated financial statements reflect all adjustments, consisting primarily of normal recurring items that, in the opinion of the management of the Company, are considered necessary for a fair presentation of the financial position, results from operations and cash flows for the periods presented. Results of operations achieved through December 31, 2002 are not necessarily indicative of those which may be achieved for the year ending June 30, 2003.

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

STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES


several forms which include operating leases, option agreements, or management agreements. The Company accounts for all such agreements as direct financing arrangements. Such arrangements may represent off-balance sheet transactions for the Company's customers.

         The Company is engaged in such financing arrangements in three lines of business, consisting of one reportable segment:

     1.  Acquisition and lease of fully furnished model homes
     2.  Residential real estate land banking
     3.  Multi-family residential and other real estate

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

STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES


F.       Special Purpose Entities/Off Balance Sheet Arrangements
         -------------------------------------------------------

         The Company does not have off-balance sheet arrangements with special purpose entities or any other entities.

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

H.       Fair Value of Financial Instruments
         -----------------------------------

         The carrying value of all financial instruments, including long-term and short-term debt, approximates their fair value at the end of the reporting period.

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

J.       New Accounting Pronouncements
         -----------------------------

         The FASB had issued an Exposure Draft "Consolidation of Certain Special Purpose Entities ("SPEs"), a proposed Interpretation of Accounting Research

STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES


Bulletin (ARB) No. 51, "Consolidated Financial Statements" that establishes accounting guidance for consolidation of SPEs.

         On January 17, 2003, FASB issued interpretation No. 46, "Consolidation of Variable Interest Entities". The release proceeds to interpret ARB No. 51. Due to the complexity of the exposure draft and related interpretation, additional clarification will be needed from FASB. After reviewing the FASB interpretation, we believe that its application would not require our clients to consolidate our transactions.

K.       Reclassifications
         -----------------

         Certain amounts have been reclassified in the prior period to conform to the current period's presentation.

L.       Restatement of Consolidated Financial Statements Resulting from the
         -------------------------------------------------------------------
         Correction of an Error.
         -----------------------

         The accompanying condensed consolidated statements of income and cash flows for the periods ended December 31, 2001 has been restated to correct an error resulting in the understatement of non-cash interest expense.

         The error resulted from the Company not recording the effects of detachable warrants issued in consideration for stockholder debt. The effect of the error was to increase non-cash interest expense and decrease net income by $98,668 for the three and six months ended December 31, 2001.

         The condensed consolidated statements of income for the three and six months ended December 31, 2001, and the condensed consolidated statement of cash flows for the six months ended December 31, 2001, have been restated for the effects of the adjustments resulting from the correction of the error.

Note 2.       NET INVESTMENT IN DIRECT FINANCING ARRANGEMENTS

         The components of the net investment in direct financing arrangements at December 31, 2002 and June 30, 2002 are as follows:

STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES


                                                   December 31,       June 30,
                                                       2002             2002
                                                   ------------     ------------

Total minimum lease payments receivable            $ 68,634,256     $ 88,561,744
Less: Unearned income                                   156,183          173,038
                                                   ------------     ------------
Net investment in direct financing leases          $ 68,478,073     $ 88,388,706
                                                   ============     ============


Note 3.       COMMITMENTS AND CONTINGENCIES

A.       Financing Activities
         --------------------

         At December 31, 2002, the Company had approximately $35 million of unused, committed credit facilities available under existing revolving loan agreements, which may be utilized to acquire real estate assets in accordance with the terms of those agreements. Such credit facilities expire through August 2003.

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

STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES


B.       Legal Proceedings and Current Developments
         ------------------------------------------

         Star Insurance Company v. Strategic Capital Resources, Inc., 15th Judicial Court, Palm Beach County, Florida, Case No. CL 00-433 AD,

         The Company has resolved the Star Insurance Company action. Based on mediation, the case was settled for $250,000 in January 2003. This amount was accrued as a corporate expense for the three months ended September 30, 2002. The lawsuit against the Company was far in excess of $2,500,000. The Company and its counsel were convinced that our defense was very strong but decided to settle the suit in order to avoid the uncertainty of a jury verdict as well as the expenses of the inevitable appeals that would follow. The mediation pointed out that our costs defending the lawsuit and appeals would exceed the $250,000 settlement.

         We are not presently involved in any other material litigation nor, to our knowledge, is any other material litigation threatened against us or any of our properties, other than routine litigation arising in the ordinary course of business.

Note 4.       MORTGAGES AND NOTES PAYABLE

         Mortgages and notes payable are collateralized by first mortgages on specific properties. Interest is payable monthly in arrears at interest rates ranging from 4.75% to 8.75% as of December 31, 2002. The maturity dates range from one (1) to fifteen (15) years.

         In addition to the mortgages being secured by specific properties, all loans are secured by specific lease and related security bonds, letters of credit and/or residual value insurance policies.

Note 5.       SUPPLEMENTAL CASH FLOW INFORMATION

         The Company's non-cash investing and financing activities were as follows:

STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES


                                              Six Months Ended  Six Months Ended
                                                December 31       December 31
                                                    2002              2001
                                                ------------      ------------
         Revenues producing assets:             $  7,524,781      $ 16,627,098
         Bank borrowings                          (4,842,153)      (13,464,948)
                                                ------------      ------------
         Investment in direct financing leases  $  2,682,628      $  3,162,150
                                                ============      ============


         Interest paid totaled $2,154,403 during the six months ended December 31, 2002 and $2,198,240 for the six months ended December 31, 2001. Income taxes paid totaled $477,120 during the six months ended December 31, 2002, and $13,234 during the six months ended December 31, 2001.

Note 6.       SUBSEQUENT EVENTS

A.       Model Home Program
         ------------------

         From January 1, 2003 through the date of this report, the Company sold five (5) model homes at an aggregate sales price of approximately $1.3 million. These models were acquired at an aggregate costs of approximately $1.1 million.

         The Company also has contracts to sell pending on four (4) model homes at an aggregate costs of $510,000 and a sales price of $543,000.

         During February 2003, we are completing the acquisition of 79 model homes throughout the United States from a publicly traded homebuilder at a cost of approximately $27 million. The acquisition will be financed by utilizing our existing credit facilities, new financing and company funds.

B.       Residential Real Estate Land Banking
         ------------------------------------

         From January 1, 2003 through the date of the report, the Company paid development costs in the amount of $335,596 and had sales of finished lots in the amount of $3,498,925.

STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES


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

STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES


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

                                    OVERVIEW

         We are a Delaware corporation organized in 1995. Our principal operations consist of the following business lines consisting of one (1) business segment:

         1. The purchase and leaseback of fully furnished model homes complete with options and upgrades.

         2. The acquisition, development and sales of residential real estate land banking.

         3. The purchase and leaseback of multi-family residential real estate.

RESULTS OF OPERATIONS

         A summary of operating results for the three months ended December 31, 2002 and 2001 are presented below.

STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES


                                                         Three Months Ended
                                                             December 31
                                                     ---------------------------
                                                         2002            2001
                                                                      (restated)
                                                     -----------     -----------

Operating Revenue                                    $17,079,961     $10,632.843
                                                     -----------     -----------
Costs and expenses:
    Interest and financing costs                         964,740       1,296,687
    Multi-family operating costs                         200,369          94,000
    Cost of direct financing leases sold              14,661,759       7,650,573
    Depreciation and amortization                        309,606         364,117
    Corporate                                            461,546         457,914
                                                     -----------     -----------
    Total operating expenses                          16,598,020       9,863,291
                                                     -----------     -----------
Operating Income                                         481,941         769,552

Income tax expense                                       207,000         260,000
                                                     -----------     -----------

Net income                                               274,941         509,552

Preferred stock distributions                                 --          15,000
                                                     -----------     -----------

Income applicable to common shareholders             $   274,941     $   494,552
                                                     ===========     ===========


           Comparison of Three Months Ended December 31, 2002 to Three
                         Months ended December 31, 2001.

         Revenue for the three months ended December 31, 2002 increased $6,447,118 (or 61%) compared to the prior year period. The increased revenue was primarily attributable to the sale of residential real estate which amounted to $14,661,759 for the period, compared to $7,650,573 for the prior year period.

         Interest expense decreased $331,947 (or 26%) during the three months ended December 31, 2002, compared to the prior year period, primarily due to reduced borrowing costs on floating rate loans and reduced balances.

         The effective rate of income tax increased from 34% to 43% due to a decrease in net operating loss carryforwards available to offset current income.

STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES


         Net income for the three months ended December 31, 2002 was $274,941 compared to $509,552 for the prior year period, a decrease of $234,611. The decrease in net income was primarily attributable to a decrease of $491,349 in interest income on direct financial arrangements.

         Revenue producing assets decreased by 21% to $68,478,000 resulting in lower interest income.

         A summary of operating results for the six months ended December 31, 2002 and 2001 are presented below.

                                                          Six Months Ended
                                                             December 31
                                                     ---------------------------
                                                         2002            2001
                                                                      (restated)
                                                     -----------     -----------

Operating Revenue                                    $29,961,797     $15,585,152
                                                     -----------     -----------
Costs and expenses:
    Interest and financing costs                       2,053,177       2,708,641
    Multi-family operating costs                         286,685         187,243
    Cost of direct financing leases sold              24,931,729       9,699,018
    Depreciation and amortization                        665,507         725,376
    Corporate                                          1,159,631         860,772
                                                     -----------     -----------
    Total operating expenses                          29,096,729      14,181,050
                                                     -----------     -----------

Operating Income                                         865,068       1,404,102

Income tax expense                                       372,000         450,000
                                                     -----------     -----------

Net income                                               493,068         954,102

Preferred stock distributions                              5,000          30,000
                                                     -----------     -----------

Income applicable to common shareholders             $   488,068     $   924,102
                                                     ===========     ===========


         Comparison of Six Months Ended December 31, 2002 to Six Months
                            ended December 31, 2001.

         Revenue for the six months ended December 31, 2002 increased $14,376,645 (or 92%) compared to the prior year period. The increased revenue was primarily attributable to the sale of residential real estate which amounted to $24,931,729 for the period, compared to $9,699,018 for the prior year period.

STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES


         Interest expense decreased $655,464 (or 24%) during the six months ended December 31, 2002, compared to the prior year period, primarily due to reduced borrowing costs on floating rate loans and reduced balances due to decrease in revenue producing assets.

         Corporate costs increased $298,859 (a 35% increase) from $860,772 for the six months ended December 31, 2001, to $1,159,631 for the six months ended December 31, 2002. The Star Insurance settlement accounted for $250,000 of that increase.

         Net income for the six months ended December 31, 2002 was $488,068 compared to $924,102 for the prior year period, a decrease of $436,034. The decrease in net income was primarily attributable to a decrease of $640,693 in interest income on direct financing arrangements.

         As previously discussed, the effective rate of income tax increased from 34% to 43% due to a decrease in net operating loss carryforwards available to offset current income.

         We purchase and leaseback fully furnished model homes complete with options and upgrades to major publicly traded homebuilders. The model homes are leased pursuant to a triple-net lease where the lessee is obligated to pay all maintenance, taxes, insurance, etc., in addition to the required lease payment.

         We try to develop new programs on a continuing basis to satisfy customer needs and changing economic conditions and accounting issues.

         From inception to December 31, 2002, we have purchased a total of 463 model homes at an aggregate purchase price in excess of $102,000,000.

         The following is a breakdown of model home units and costs by state:

STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES


                              December 31, 2002             December 31, 2001
                              -----------------             -----------------

     STATE                 UNITS          AMOUNT         UNITS         AMOUNT
     -----                 -----          ------         -----         ------

Arizona                           0    $         0              1    $   134,650
California                       18      5,547,460             40     10,916,315
Florida                           0              0              1        472,917
Iowa                              7      1,053,335             13      2,247,025
Minnesota                         1        226,040              4        912,185
Nevada                            4        469,960              9      1,145,910
New Jersey                       19      4,748.222             20      5,028,087
New York                          1        254,000              2        555,357
North Carolina                    4        808,463              6      1,497,891
Pennsylvania                      1        250,000              2        487,619
Texas                             1        279,000              5      1,330,000
Utah                              0              0              2        316,383
                        -----------    -----------    -----------    -----------

                                 56    $13,636,480            105    $25,044,339
                        ===========    ===========    ===========    ===========

         The following is a breakdown of interest income on model home direct financing leases by state:

                               Three Months Ended           Six Months Ended
                                  December 31,                December 31,
                                  ------------                ------------
     STATE                     2002          2001          2002          2001
     -----                  ----------    ----------    ----------    ----------

California                  $  192,601    $  337,735    $  392,875    $  697,833
Florida                              0        14,188             0        36,971
Iowa                            19,436        53,367        43,050       108,554
Minnesota                        4,144        30,431         8,382        66,988
Nevada                               0        29,218             0        49,497
New Jersey                     131,939       164,985       273,375       382,701
New York                         7,620        19,846        15,240        45,558
North Carolina                  30,853        44,937        65,526        93,946
Pennsylvania                     7,500        19,737        12,722        61,875
Texas                            8,615        48,031        28,385       117,028
                            ----------    ----------    ----------    ----------

                            $  402,708    $  762,475    $  839,555    $1,660,951
                            ==========    ==========    ==========    ==========


                    Acquisition, Development and Landbanking
                           of Residential Real Estate

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

STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES


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

         The following is a summary of our residential real estate projects:

                                         Development     Sale of
   Date       Property      Purchase     Costs Paid      Finished      Balance
 Acquired     Location        Price      to 12/31/02       Lots        12/31/02
----------   -----------   -----------   -----------   -----------   -----------

 8/31/2000   California    $20,546,010   $ 2,604,559   $16,252,265   $ 6,898,304
11/15/2000   Arizona         1,680,925     1,121,163     1,837,538       964,550
11/22/2000   Utah            3,145,522     1,568,396     4,713,918             0
12/20/2000   Nevada          3,554,591     1,965,374     5,519,965             0
 4/30/2001   Nevada          8,620,383     3,658,293     7,985,213     4,293,463
 4/30/2001   California      5,762,000     1,000,000     6,762,000             0
 9/13/2001   New Jersey     11,800,000     3,941,501     5,905,765     9,835,736
 1/24/2002   California     11,736,233     1,332,906             0    13,069,139
 3/28/2002   California      7,680,468    21,191,246    19,319,312     9,552,402
                           -----------   -----------   -----------   -----------
                           $74,526,132   $38,383,438   $68,295,976   $44,613,594
                           ===========   ===========   ===========   ===========

Liquidity and Capital Resources

         Our uses for cash during the six months ended December 31 2002 were for revenue producing asset acquisitions, interest, and operating expenses. We provided for our cash requirements from borrowings, the sale of direct financing leases, and other revenues. We believe that these sources of cash are sufficient to finance our working capital requirements and other needs for the next twelve
(12) months. In order to acquire larger asset acquisitions, additional capital and/or credit enhancement may be needed to meet the equity requirements imposed by our lenders.

STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES


Interest Rate Risk

         The primary market risk facing us is interest rate risk on our current and future variable rate mortgage loans which are based on a base rate plus a negotiated premium.

         To date, we have not hedged interest rate risk but continually evaluate interest rate swaps and other financial instruments to mitigate this risk.

         While we have benefited from the overall reduction in interest rates, there is no assurance that such benefits will continue. If interest rates increase, it will have a negative impact on margins.

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

STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES


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

                                     Item 1.
                                 Not Applicable

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

STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES


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

         In addition, also in December 2002, pursuant to our Board of Directors and the warrant holders, the relevant warrant agreements were amended to negate the provisions specifying that they are not affected by any reverse stock split, effective as of the date of our reverse stock split. As a result, the 8,797,114 previously outstanding warrants have been reduced to 43,986 pursuant to the 200:1 reverse stock split previously undertaken. The exercise prices have also been adjusted pursuant to the reverse stock split, resulting in exercise prices ranging from $24 to $94 per warrant. This amendment was also necessary as a result of incorrect advice provided by our prior independent accountants. The outstanding warrants as of December 31, 2002 is 18,205.

         At the same time, it was decided by the Board and stock option holders that it will be in the best interest of the Company to cancel the outstanding stock options. At June 30, 2002 there were 12,500 outstanding options. The weighted average exercise price was $46.00. The Board is currently in the discussion stage as to how to compensate the holders of the cancelled warrants and options.

                                     Item 3.
                         DEFAULTS UPON SENIOR SECURITIES
                                      None.

                                     Item 4.
                           SUBMISSION OF MATTERS TO A
                           VOTE OF SECURITY HOLDERS -
                                      None

STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES


                                     Item 5.
                                OTHER INFORMATION
                                 Not applicable

                                     Item 6.
                        EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         99.1     CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

         99.2     CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

         99.3 Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K.

         We filed two (2) reports on Form 8-K during the three month period ended December 31, 2002. The Form 8-K filed on October 24, 2002 contained information related to the change in our Certifying Accountants.

         The Form 8-K filed on December 16, 2002 contained information regarding a determination by the Securities and Exchange Commission as to the accounting presentation of our model home sales and the treatment of warrants issued as consideration for stockholder loans.

         On February 5, 2003, we filed a Current Report on Form 8-K, which included a press release dated February 4, 2003, announcing our earnings for the first quarter ended September 30, 2002.

STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES


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

Date: February 11, 2003