Form 10-Q
period 2003-03-31
STRATEGIC CAPITAL RESOURCES INC
filed 2003-06-05
CIK 1009416

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

                            Yes [X]           No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as described in Rule 12-b of the Exchange Act)

                            Yes [ ]           No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. The number of shares of common stock, part value $.001 per share, outstanding as of June 5, 2003 was 77,192.

                                TABLE OF CONTENTS

Part I            FINANCIAL INFORMATION

         Item 1.  Financial Statements                               Page Number

                  Condensed Consolidated Balance Sheets as of             3
                  March 31, 2003 (unaudited) and June 30, 2002

                  Condensed Consolidated Statements of Income             4
                  for the three and nine months ended March 31, 2003 and March 31, 2002 (unaudited)

                  Condensed Consolidated Statements of Cash               5
                  Flows for the nine months ended March 31, 2003 and 2002 (unaudited)

                  Notes to Condensed Consolidated Financial              6-20
                  Statements (unaudited)

         Item 2.  Management's Discussion and Analysis of               21-32
                  Financial Condition and Results of Operations

         Item 3.  Quantitative and Qualitative Disclosures About         32
                  Market Risk

         Item 4.  Controls and Procedures                                33

Part II.          OTHER INFORMATION

         Item 1.  Not applicable                                         33

         Item 2.  Change in Securities                                  33-34

         Item 3.  Not Applicable                                         34

         Item 4.  Not Applicable                                         34

         Item 5.  Not Applicable                                         35

         Item 6.  Exhibits and Reports on Form 8-K                       35

         SIGNATURES                                                      36

         CERTIFICATIONS                                                 37-39

                     STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES
                               PART I. - FINANCIAL INFORMATION

                                Item 1 - Financial Statements
                            CONDENSED CONSOLIDATED BALANCE SHEETS

                                           ASSETS


                                                                   March 31,       June 30,
                                                                     2003            2002
                                                                 (Unaudited)     (As Restated)
                                                                 ------------    ------------
Revenue producing assets:
   Net investment in direct financing arrangements:
      Model homes                                                $ 11,659,567    $ 16,140,165
      Residential real estate                                      25,385,410      62,020,542
      Multi-family residential property                                     0      10,010,585
   Model homes under operating leases, net of accumulated
      depreciation of $43,744                                      26,112,720               0
                                                                 ------------    ------------

Total revenue producing assets                                     63,157,697      88,171,292
                                                                 ------------    ------------

Other assets:
   Cash and cash equivalents                                        2,746,228         801,415
   Deferred charges                                                   765,016         848,466
   Deferred income taxes                                               17,947          86,967
   Deferred operating lease income receivable                          44,868               0
   Other                                                              794,807         758,923
                                                                 ------------    ------------

Total other assets                                                  4,368,866       2,495,771
                                                                 ------------    ------------

Total assets                                                     $ 67,526,563    $ 90,667,063
                                                                 ============    ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Mortgages payable                                             $ 55,288,065    $ 77,592,476
   Accounts payable and accrued expenses                            1,538,045       1,739,401
   Unearned income                                                     57,989         173,038
   Income taxes                                                       634,030         852,128
   Stockholder loans                                                  770,000       1,909,200
                                                                 ------------    ------------

Total liabilities                                                  58,288,129      82,266,243
                                                                 ------------    ------------

Stockholders' equity:
   Common stock, $.001 par value, 25,000,000 shares authorized
   87,560 issued, 77,192 outstanding                                       88              88
   Additional paid-in capital                                       8,847,616       8,847,616
   Treasury stock, 10,368 shares at cost                             (457,999)       (457,999)
   Retained earnings                                                  848,729          11,115
                                                                 ------------    ------------

Total stockholders' equity                                          9,238,434       8,400,820
                                                                 ------------    ------------
Total liabilities and stockholders' equity                       $ 67,526,563    $ 90,667,063
                                                                 ============    ============


                       See accompanying Notes to Condensed
                        Consolidated Financial Statements

                                 STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES

                                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                     (Unaudited)


                                                              Three Months Ended             Nine Months Ended
                                                                   March 31,                     March 31,
                                                                   ---------                     ---------

                                                             2003           2002           2003           2002
                                                                        (As Restated)                 (As Restated)
                                                         ------------   ------------   ------------   ------------
Revenue and other income:

  Interest income on direct financing arrangements:
    Model homes                                          $    331,517   $    632,495   $  1,171,072   $  2,283,446
    Residential real estate                                 1,194,082      1,822,504      4,536,909      4,994,628
    Multi-family residential property                         366,252        230,760        726,760        687,654
  Rental income on operating leases                           324,002              0        324,002              0
  Gain on sale of model home properties under direct
    financing arrangements                                    140,226         86,837        259,088        426,703
  Gain on sale of multi-family residential property           281,670              0        281,670              0
  Interest and other income                                    10,314         35,434         27,688         69,522
                                                         ------------   ------------   ------------   ------------

        Total revenue and other income                      2,648,063      2,808,030      7,327,189      8,461,953
                                                         ------------   ------------   ------------   ------------

Cost and operating expenses:

  Interest to financial institutions                          687,582      1,235,259      2,667,475      3,888,276
  Interest to stockholders                                    349,780         27,112        423,064         82,736
  Model home depreciation                                      43,744              0         43,744              0
  Depreciation and amortization                               223,984        383,357        995,727      1,108,733
  Corporate selling, general and administrative               665,934        659,870      1,825,565      1,520,642
                                                         ------------   ------------   ------------   ------------

        Total cost and operating expenses                   1,971,024      2,305,598      5,955,575      6,600,387
                                                         ------------   ------------   ------------   ------------

  Income before income tax expense                            677,039        502,432      1,371,614      1,861,566

  Income tax expense                                          182,703        148,000        529,000        580,000
                                                         ------------   ------------   ------------   ------------

  Net income                                                  494,336        354,432        842,614      1,281,566

  Preferred stock distributions                                     0         15,000          5,000         45,000
                                                         ------------   ------------   ------------   ------------

  Income applicable to common stockholders               $    494,336   $    339,432   $    837,614   $  1,236,566
                                                         ============   ============   ============   ============

  Earnings per share, basic and diluted                  $       6.40   $       4.40   $      10.85   $      16.02

  Weighted average number of shares, basic and diluted         77,192         77,192         77,192         77,192


                       See accompanying Notes to Condensed
                        Consolidated Financial Statements

                            STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES

                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Unaudited)


                                                                                    Nine Months Ended
                                                                                         March 31,
                                                                               ----------------------------
                                                                                   2003            2002
                                                                                               (As Restated)
                                                                               ------------    ------------
OPERATING ACTIVITIES
Net income                                                                     $    842,614    $  1,281,566

Adjustments to reconcile net income
to net cash provided by operating activities:
   Amortization and depreciation expense                                          1,039,471       1,108,732
   Deferred income taxes                                                           (149,077)              0
   Gain on sale of model home properties under direct financing arrangements       (259,088)       (426,703)
   Gain on sale of multi-family residential property                               (281,670)              0
   Interest expense from issuance of warrants                                             0          98,668
   Deferred operating lease income                                                  (44,868)              0
   Interest expense from implicit interest on multi-family property                       0          75,101
   Changes in operating assets and liabilities                                     (294,494)        773,861
                                                                               ------------    ------------

            Total adjustments                                                        10,274       1,629,659
                                                                               ------------    ------------

         Net cash provided by operating activities                                  852,888       2,911,225
                                                                               ------------    ------------

INVESTING ACTIVITIES
   Investment in properties under direct financing arrangements:
     Residential real estate                                                              0     (10,710,909)
   Investment in properties under operating lease arrangements:
     Model homes                                                                 (3,780,323)              0
   Proceeds from sale of properties under direct financing arrangements           6,503,955       6,479,412
   Proceeds from sale of multi-family residential property                          902,961               0
   Proceeds from debt                                                               369,182               0
                                                                               ------------    ------------

         Net cash used in investing activities                                    3,995,775      (4,231,497)
                                                                               ------------    ------------

FINANCING ACTIVITIES
   Principal payments on mortgages payable                                         (803,629)       (395,034)
   Proceeds from stockholder loans                                                  250,000         375,000
   Repayment of stockholder loans                                                (1,389,200)              0
   Deferred finance charges                                                        (956,021)     (1,511,884)
   Preferred distributions                                                           (5,000)        (45,000)
                                                                               ------------    ------------

         Net cash provided by (used in) financing activities                     (2,903,850)     (1,576,918)
                                                                               ------------    ------------

NET INCREASE (DECREASE) IN CASH                                                   1,944,813      (2,897,190)

CASH - BEGINNING OF PERIOD                                                          801,415       3,986,639
                                                                               ------------    ------------

CASH - ENDING OF PERIOD                                                        $  2,746,228    $  1,089,449
                                                                               ============    ============


                       See accompanying Notes to Condensed
                        Consolidated Financial Statements

               STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)


Note 1.     DESCRIPTION OF BUSINESS

Description of Business
-----------------------

         The Company provides specialized financing for major homebuilders and real estate clients throughout the United States. The arrangements may take several forms which include direct financing leases, option agreements, operating leases or management agreements. Such arrangements may represent off-balance sheet transactions for the Company's clients.

         The Company is and has been engaged in such arrangements in three product lines of business, consisting of one reportable segment:

     1. Purchase and lease of fully furnished model homes complete with options and upgrades
     2.  Residential real estate acquisition and development
     3.  Multi-family residential property (sold March 2003)


Note 2.     BASIS OF PRESENTATION

Interim Presentation
--------------------

         The accompanying condensed consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all the information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States have been omitted from the accompanying condensed consolidated financial statements. The Company's management believes the disclosures made are adequate to make the information presented not misleading. The condensed consolidated balance sheet information as of June 30, 2002 was derived from the audited consolidated financial statements included in the Company's Annual Report Form 10-K. The condensed consolidated financial statements included as part of this Form 10-Q filing should be read in conjunction with that report. The accompanying unaudited consolidated financial statements reflect all adjustments, consisting primarily of normal recurring items that, in the opinion of the management of the Company, are considered necessary for a fair presentation of the consolidated financial position, results from operations and cash flows for the periods presented. Results of operations achieved through March 31, 2003 are not necessarily indicative of those which may be achieved for the year ending June 30, 2003.

         All references in the condensed consolidated financial statements to common shares, share prices, per share amounts and stock plans have been retroactively restated for the two hundred-for-one reverse stock split effective June, 2002


Note 3.     SUMMARY OF SIGINIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

         The accompanying condensed consolidated financial statements include the accounts of Strategic Capital Resources, Inc. and its wholly owned subsidiaries, which include special purpose subsidiaries. Intercompany transactions have been eliminated in consolidation.

Special Purpose/Variable Interest Entities
------------------------------------------

         The Company has several wholly owned special purpose subsidiaries, all of which are consolidated. They have been formed for the exclusive purpose of acquiring specific properties and perform no functions other than to manage a specific project. A special purpose subsidiary is an entity structured in a way that its sole activity is the specific project.

Special Purpose/Variable Interest Entities/Off Balance Sheet Arrangements
-------------------------------------------------------------------------

         The Company does not have off-balance sheet arrangements with special purpose entities, variable interest entities or any other entities.

Use of Estimates
----------------

         The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments
-----------------------------------

         The carrying value of all financial instruments, including cash and cash equivalent, debt, accounts payable and accrued expenses, approximates their fair value at the end of the reporting period due to the relatively short term nature of these instruments.

Revenue Recognition
-------------------

         The Company accounts for some of its model homes and all of its current residential real estate acquisition and development arrangements as well as multi-family residential property (sold March 2003) under the direct financing method of accounting prescribed under SFAS No. 13, Accounting for Leases.

         Under the direct finance method of accounting, the assets are recorded as an investment in direct finance arrangements and represent the minimum net payments receivable, including third-party guaranteed residuals, plus the un-guaranteed residual value of the assets, if any, less unearned income.

         During the third quarter of fiscal year ended June 30, 2003, the Company purchased model homes and leased them under operating lease agreements. The homes are not covered by residual value insurance ("RVI"). All gains or losses are recorded by the Company when a home is sold. The homes are depreciated using the straight line method over forty years.

         Model homes under operating leases income is recognized when earned in accordance with the agreements. The contractual lease payment increases (deferred lease payment) are recognized on a straight line basis over the term of the lease agreement.

         The cumulative difference between lease revenue recognized under this method and the contractual lease payment terms is recorded as "Deferred operating lease income receivable" on the Company's condensed consolidated balance sheet.

         We believe that the Company's revenue recognition policies are appropriate to reflect the substance of the underlying transactions.

Reclassifications
-----------------

         Certain prior year amounts have been reclassified in the condensed consolidated financial statements and the related notes to conform to the 2003 presentation.

         Sales of residential real estate sold under direct financing arrangements and related costs which are typically the same amount are no longer reported as operating revenue and operating expense. The sales of residential real estate are now disclosed in management's discussion and analysis.

         The multi-family operating expenses (property taxes, insurance and repairs) have been netted against the multi-family interest income in the accompanying condensed consolidated statements of income.

         The proceeds from the sale of model homes under direct financing arrangements and the related costs have been reported as a net gain in the condensed consolidated statements of income.


SEC Consultation/Prior Period Restatements
------------------------------------------

         The Company has consulted with the Securities and Exchange Commission and requested guidance with regard to accounting issues relating to the issuance of warrants in conjunction with stockholder loans in addition to the proper classification of its assets as well as the recording of certain sales and cost of sales of the related asset dispositions. These consultations included the proper timing of revenue and expense recognition versus cash flow recognition for accounting purposes.

         The accompanying condensed consolidated balance sheet as of June 30, 2002 and the condensed consolidated statements of income and cash flows for the three and nine months ended March 31, 2002 have been restated to correct errors resulting in the net understatement of interest expense and additional paid-in capital and the overstatement of interest income and income tax expense.

         One of the errors resulted from the Company not recording the effects of detachable warrants issued with stockholder loans. The effect of the error was to increase non-cash interest expense and additional paid-in capital and to decrease net income by $98,668 for the nine months ended March 31, 2002.

         The proceeds from the sale of model homes under direct financing arrangements and the related costs have been reported as a net gain in the condensed consolidated statements of income.

         Revenue and cost of sales have previously been recorded at the time each home or finished lot was closed and title and possession was transferred to the buyer as well as the receipt of "good collected funds" by us.

         Under direct finance accounting arrangements we now only record the gain or loss on the sale.

         Sales of residential real estate sold under direct financing arrangements and the related costs which are typically the same amount are no longer reported as operating revenue and operating expense. The sales of residential real estate are now disclosed in management's discussion and analysis.

         Additionally in May 2003, after consultation with the Securities and Exchange Commission, the Company's management discovered that it had not properly accounted for the implicit interest rate in the multi-family residential property agreement. As a result of the correction, interest income decreased by $30,132 and $75,101 for the three and nine months ended March 31, 2002 respectively. Income tax expense was reduced by $12,052 and $30,040, respectively. The adjustment to interest income also resulted in a decrease to the net investment in the multi-family residential property by $111,399 at June 30, 2002. The net investment is $10,010,585 at June 30, 2002. The deferred tax asset at June 30, 2002 is $86,967.

         The aggregate net effect of the correction of the errors was to reduce previously reported earnings of $372,564 and $1,425,325 for the three and nine months ended March 31, 2002 to earnings of $354,432 and $1,281,566, respectively. The aggregate net effect of the correction of the errors on income per share was to reduce previously reported earnings per share of $4.63 and $17.88 for the three and nine months ended March 31, 2002 to income per share of $4.40 and $16.02, respectively.

         The retained earnings, additional paid-in capital, the net investment in multi family residential property and the deferred tax asset in the June 30, 2002 condensed consolidated balance sheet, and the net income, interest income and income tax expense in the condensed consolidated statements of operations and cash flows for the three and nine months ended March 31, 2002 have been restated for the effect of the adjustments resulting from the correction of the errors.

         The conclusions reached with the Securities and Exchange Commission have been incorporated into this filing. Additionally as a result of the conclusions reached, the Company will be amending its annual report on Form 10-K for its fiscal year ended June 30, 2002 as well as its Form 10-Q for the quarter ended September 30, 2002 and its Form 10-Q for the quarter and the six months ended December 31, 2002.

         The Company has been advised by the Securities and Exchange Commission that it will be performing a "cover to cover" review of its amended Form 10-K for the fiscal year ended June 30, 2002. The Securities and Exchange Commission may have additional comments that require additional amendments to our filings. We have not been advised when the "cover to cover" review will be completed.

New Accounting Pronouncements
-----------------------------

         In December 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of FASB Statement No. 123. This statement provides alternative transition methods for a voluntary change to the fair value basis of accounting for stock-based employee compensation. However this statement does not permit the use of the original SFAS No. 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation, description of transition method utilized and the effect of the method used on reported results. The Company does not believe the adoption of this standard will have a material impact on the condensed consolidated financial statements.

         In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation (Interpretation) No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements". Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

         Interpretation No. 46 also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary. Interpretation No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. As Interpretation No. 46 has just been issued, we have not completed our evaluation as to the potential impact on our consolidated financial statements. However, based on preliminary review, management does not believe that the adoption of Interpretation No. 46 will have a significant effect on our consolidated financial statements.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively. The adoption of SFAS No. 149 is not expected to have a material impact on our financial condition or results of operations.


Note 4.     NET INVESTMENT IN DIRECT FINANCING ARRANGEMENTS

         The components of the net investment in direct financing arrangements at March 31, 2003 and June 30, 2002 are as follows:

                                                      March 31,      June 30,
                                                        2003           2002
                                                                   (As Restated)
                                                    ------------   ------------

Total minimum payments receivable                   $ 37,044,977   $ 88,171,292
Less: Unearned income                                     57,989        173,038
                                                    ------------   ------------
Net investment in direct financing arrangements     $ 36,986,988   $ 87,998,254
                                                    ============   ============

Note 5.     NEW FINANCIAL STATEMENT ITEMS

            a.  Model homes under operating leases - balance sheet
            b.  Rental income on operating leases - income statement
            c.  Model home depreciation - income statement

         During the quarter ended March 31, 2003, the Company acquired 76 model homes located in Florida, Texas, Colorado and Arizona. The purchase price of $26,156,464 was financed utilizing existing and new credit facilities, as well as Company funds.

         The Company accounts for these model home transactions under the provisions of SFAS No. 13, Accounting for Leases. Since the Company did not obtain residual value insurance for these model homes they are accounted for as operating leases. The homes are depreciated over 40 years. The client, a public home builder, has entered into a triple net lease on the homes with terms ranging from two to four years which includes a one year extension option.

         We entered into a sale/leaseback agreement on the model homes with the client. The lease terms range from one to three years per home (excluding extensions). The client has the right to extend the lease terms for six months and we have the right to extend the term for one year. The lease is triple net whereby the lessee is responsible for all operating costs and provides for a deferred lease payment payable at the end of the lease. The client is responsible for the costs associated with the resale of the homes and has an exclusive sales contract with us. If the homes are sold for a profit we retain 100% of the profit and if they are sold for a loss we bear the loss.

         Model homes under operating leases income is recognized when earned in accordance with the agreement. The contractual lease payment increases (deferred lease payment) are recognized using the straight line method over the term of the lease.

         The cumulative difference between lease revenue recognized under the agreement and the revenue recognized when straight lining the deferred lease payment is recorded as "Deferred operating lease income receivable" on the Company's condensed consolidated balance sheet.

         We believe that the Company's revenue recognition policies are appropriate to reflect the substance of the underlying transactions.

Note 6.     COMMITMENTS AND CONTINGENCIES

Financing Activities
--------------------

         At March 31, 2003, the Company had approximately $38 million available under its revolving loan agreement, which may be utilized to acquire real estate assets in accordance with the terms of those agreements. The Company is currently in negotiations to renew its $60,000,000 revolving secured credit facility which matures August 2003. As part of the renewal negotiation, we extended the maturity date on the current outstanding balance of approximately $20,000,000 for one (1) year while we finalize a new facility that is more favorable to the Company. The renewal fee paid will be applied to the renewal fee on the $60,000,000 revolving secured credit facility.

         We anticipate finalization of the renewal this fiscal year, but there is no assurance that we will consummate the facility renewal.

         The Company received a commitment from a new bank for approximately $7,000,000. The loan will bear interest at LIBOR plus a premium and has a three year term.

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

Legal Proceedings and Recent Developments
-----------------------------------------

         Star Insurance Company v. Strategic Capital Resources, Inc., 15th Judicial Court, Palm Beach County, Florida, Case No. CL 00-433 AD,

         The Company resolved the Star Insurance Company action. Based on mediation, the case was settled for $250,000 in January 2003. This amount was previously accrued as a corporate expense in the quarter ended September 30, 2002. The lawsuit against the Company was far in excess of $2,500,000. The Company and its counsel were convinced that our defense was very strong but decided to settle the suit in order to avoid the uncertainty of a jury verdict as well as the expenses of the inevitable appeals that would follow. The mediator pointed out that our cost to defend the lawsuit and appeals would exceed the $250,000 settlement.

         On January 15, 2003, we wire transferred $250,000 to Star Insurance Company's attorney trust account in full settlement of this litigation. The receipt of the funds was acknowledged.

         We have not received the executed settlement agreement as of April 30, 2003 and demanded the return of our funds by May 1, 2003. Star Insurance Company faxed back an executed settlement agreement on May 1, 2003. We filed a motion with the court to have the $250,000 settlement payment returned to us and Star Insurance Company then made a motion to compel settlement.

         A decision is anticipated this calendar year.

         Strategic Capital Resources, Inc. vs. Citrin Cooperman& Company, LLP, Horton & Company, LLP and Edward Horton, United State District Court, Southern District of Florida, Case No. 03-80249-CIV-HURLEY.

         We filed suit against our former auditors. In our Complaint we allege among other things that the defendants neglected and breached their duty to us by failing to complete an audit which was necessary for us to file our Form 10-K for the fiscal year ended June 30, 2002, timely, failed to disclose that its principal independent accountant (Edward C. Horton) and his former firm (Horton & Company, LLC) as well as others at Citrin Cooperman & Company, LLP had been temporarily denied the privilege of appearing or practicing before the Securities and Exchange Commission as an accountant, failed to obtain authorization to practice accountancy in the State of Florida as well as other acts of malpractice and abuse of duty. The litigation is in its early stages and therefore, an outcome is not predictable at this time.

         We are not presently involved in any other material litigation other than previously disclosed nor, to our knowledge, are any other material litigation threatened against us or any of our properties, other than routine litigation arising in the ordinary course of business.


Note 7.     MORTGAGES AND NOTES PAYABLE

         Bank loans are collateralized by first mortgages on specific properties as well as specific payment, obligations by the client, surety bonds, letters of credit and/or residual value insurance. Interest is payable monthly in arrears at interest rates ranging from 3.83% to 7.76% as of March 31, 2003. The maturity dates ranged from one (1) to three (3) years.


Note 8.     SUPPLEMENTAL CASH FLOW INFORMATION

         The Company's non-cash investing and financing activities were as follows:

                                                        Nine Months     Nine Months
                                                            Ended           Ended
                                                          March 31,       March 31,
                                                            2003            2002
                                                        ------------    ------------

         Investment in residential real estate          $          0    $ 51,148,057
         Bank borrowings                                           0     (40,437,148)
                                                        ------------    ------------

         Investment in direct financing arrangements    $          0    $ 10,710,909
                                                        ============    ============



         Investment in residential real estate          $  8,162,429               0
         Bank borrowings                                  (8,531,611)              0
                                                        ------------    ------------

         Net proceeds in excess of amount invested in
           residential real estate                      ($   369,182)   $          0
                                                        ============    ============



         Purchase of model homes
           under operating leases                       $ 26,156,464    $          0
         Bank borrowings                                 (22,376,142)              0
                                                        ------------    ------------

         Investment in operating leases                 $  3,780,322    $          0
                                                        ============    ============

         During the nine months ended March 31, 2003 and 2002, the Company sold properties under direct financing arrangements (excluding sale of multi-family residential property) and paid down the related debt. The sales and related debt payments are as follows:

                                                        Nine Months     Nine Months
                                                            Ended           Ended
                                                          March 31,       March 31,
         Model Home and Residential Real Estate Sales       2003            2002
         --------------------------------------------   ------------    ------------

         Sales proceeds                                 $ 50,281,975    $ 36,319,005
         Debt payments                                   (43,778,020)    (29,839,593)
                                                        ------------    ------------
         Net proceeds                                   $  6,503,955    $  6,479,412
                                                        ============    ============

                                                        Nine Months     Nine Months
                                                            Ended           Ended
                                                          March 31,       March 31,
         Multi Family Residential Property                  2003            2002
         ---------------------------------              ------------    ------------

         Sales proceeds                                 $  9,895,920    $          0
         Debt payments                                    (8,992,959)              0
                                                        ------------    ------------
         Net proceeds                                   $    902,961    $          0
                                                        ============    ============


         Interest paid to financial institutions totaled $2,667,475 and $3,888,726 for the nine months ended March 31, 2003 and 2002, respectively. Income taxes paid totaled $540,000 and $610,000 for the nine months ended March 31, 2003 and 2002, respectively.


Note 9.     MULTI FAMILY RESIDENTIAL PROPERTY

         The asset described below was sold March, 2003.

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
                                                           ============

         At the time of purchase, the Company entered into a five year management agreement with a non affiliated independent management company. The management company was responsible for the operation of the property, retained all income from the property and was responsible for any losses. The Company received a monthly fee comprised of the sum of the debt service to cover the assumed existing first mortgage ($43,365) plus required escrows for real estate taxes, property insurance and repair reserve, plus a 12% annual return on the $5,300,000 new loan. The escrow portion was variable based on changes in estimated expenses. The multi-family operating expenses (property taxes, insurance and repairs) were netted against the multi-family interest income in the accompanying condensed consolidated statements of income. The Company's profit on the transaction arose from the difference between the 12% return and interest expense paid by the Company on its $5,300,000 loan. The management company received the benefit of the property appreciation, rent and occupancy increases. The annual return was 11% for the first two years, 12% for year three and 13% for years four and five. The average return over the term of the agreement was 12%.

         The management company had an option to purchase the property any time during the last four years of the agreement at an amount equal to the balance of the first mortgage plus an interest adjustment of $121,527, representing the difference between the 11% paid and the 12% due us, bearing interest of 12% since August 25, 2001, plus $5,300,000. If they failed to exercise the option, the management company was required to pay a balloon payment of $5,300,000 at the end of the five years. A performance bond, issued by an insurance company rated "AAA" by Moody's and Standard & Poors, in the amount of $8,335,000 was obtained and paid for by the management company to insure the payment and performance of the management company. The performance bond insured the monthly payments by the management company and the $5,300,000 balloon payment at the end of the agreement.

         The Company accounted for the multi-family residential property as a direct financing arrangement, in accordance with the provisions of Statement of Financial Accounting Standard ("SFAS") 13, Accounting for Leases, because the agreement contains a bargain purchase option. In May, 2003, after consultation with the Securities and Exchange Commission, the Company's management discovered that it had not properly accounted for the implicit interest rate in the agreement and has accounted for the prior period adjustment as a correction of error in the accompanying condensed consolidated financial statements (see Note
3).

         SFAS No. 13 dictates the following accounting treatment for this transaction: (1) Using the actual purchase price of $10,227,999, the projected bargain purchase option at the end of five (5) years of $9,630,902 and the minimum lease payments, an implicit interest rate of 10.295% was derived utilizing present value tables; (2) the implicit interest rate was then applied to the purchase price and an interest income stream was generated for the five
(5) years; (3) the calculated amount was compared to the actual cash amount received (net of executory payments for taxes and insurances); (4) since the actual interest was greater than the implicit interest the actual interest was adjusted, resulting in a non-cash interest expense charge in each of the fiscal years commencing with June 30, 2000. Additionally, the net investment in the multi-family direct financing arrangement in the consolidated balance sheet was decreased by the adjustment in (4) above resulting in a net investment in the multi-family residential property of $10,010,585 at June 30, 2002. The adjustment also results in an increase in deferred tax asset, since the adjustment is being recognized for book purposes and not for tax purposes.

         The table below reflects the change to the results previously reported.

              Actual                   Interest                   Deferred        Net
 Fiscal      Interest     Implicit     Expense      Blended          Tax      Decrease to
  Year        Income      Interest    Adjustment    Tax Rate       Benefit     Earnings
  ----      ----------   ----------   ----------   ----------    ----------   ----------

6/30/2000   $1,103,386   $1,050,539   $   52,847           40%   $   21,140   $   31,707
6/30/2001    1,103,386    1,044,834       58,552           40%       23,421       34,131
6/30/2002    1,143,136    1,037,121      106,015           40%       42,406       63,609
            ----------   ----------   ----------                 ----------   ----------

Total       $3,349,908   $3,132,494   $  217,414                 $   89,697   $  129,447
            ==========   ==========   ==========                 ==========   ==========

         The effect on the consolidated statement of income for the nine months ended March 31, 2002 was to reduce interest income by $75,101 (See Note 3 - SEC Consultation/Prior Period Adjustments). In March 2003, the management company exercised its option to purchase the property. The sales price of $9,895,920 was the sum of $5,300,000, the unpaid interest adjustment of $146,896 ($121,527 plus accrued interest), and the balance of the first mortgage of $4,384,570 plus closing adjustments of $64,454. The company received cash at closing of $902,961 net of the outstanding balance of the original $5,300,000 loan. Due to the reduction of the balance sheet value of the asset by the non-cash interest expense, a gain on the sale of $281,670 was recorded for the three months ended March 31, 2003.

Note 11.    SUBSEQUENT EVENTS

Model Home Program
------------------

         From April 1, 2003 through May 10, 2003, the Company sold two model homes underlying the direct financing leases at an aggregate sales price of approximately $686,000. These models were acquired at an aggregate cost of approximately $528,000.

         The Company also has pending contracts to sell five model homes at an aggregate cost of $1,418,492 and a sales price of $1,903,400.

Residential Real Estate Acquisitions and Development
----------------------------------------------------

         From April 1, 2003 through the date of the report, the Company had sales of residential real estate in the amount of $5,498,784.


Stockholder Loan Agreement Amendments
-------------------------------------

         During May 2003 based on a valuation prepared by an independent valuation company, the Company reached an agreement with its stockholder lenders to eliminate the obligation to issue additional warrants on each loan renewal and cancel all warrants previously issued and outstanding. The Company also agreed to allow participation in new financing pari passu with new mezzanine lenders at the stockholders sole discretion. The cash consideration of $300,000 was accrued and charged to interest expense for the quarter ended March 31, 2003.

                       Item 2. Management's Discussion and
                       Analysis of Financial Condition and
                              Results of Operations

OVERVIEW

         We are a Delaware corporation organized in 1995. Our principal operations consist of the following product lines consisting of one (1) business segment:

         The Company is and has been engaged in such arrangements in three product lines of business, consisting of one reportable segment:

         1. Purchase and lease of fully furnished model homes complete with options and upgrades.
         2.   Residential real estate acquisition and development
         3.   Multi-family residential property (sold March 2003)

         The Company derives its income by acquiring revenue producing assets and entering into agreements for direct financing or operating leases. During the three months ended March 31, 2003, revenue producing assets totaling $31,433,096 were sold. A major client accelerated their option to purchase $10,844,384 of residential real estate. The multi-family residential property manager exercised their purchase option, reducing the revenue producing assets by an additional $10,288,000. During the normal course of business, other revenue producing assets of $10,300,712 were sold. This sales activity significantly reduced our income. The three and nine months interest income was reduced by $793,908 and $1,530,987, respectively compared to the prior year. This was offset by a reduction in interest expense to financial institutions of $547,677 and $1,220,801 for the three and nine months, respectively compared to the prior year. In this quarter, the Company acquired additional revenue producing assets of $26,156,464. These assets generated $324,002 in rental income for the three months ended March 31, 2003.

         For the three months ended March 31, 2003 and 2002, the Company had sales of residential real estate amounting to $19,865,832 and $11,935,526 respectively. For the nine months ended March 31, 2003 and 2002, the Company sold $44,797,561 and $21,634,544, respectively.

         Sales of residential real estate sold under direct financing arrangements and the related costs which are typically the same amount are no longer reported as operating revenue and operating expense. The sales of residential real estate are now disclosed in Note 3, Revenue Recognition as well as management's discussion and analysis.

RESULTS OF OPERATIONS

      Comparison of Three Months Ended March 31, 2003 to Three Months ended
                                 March 31, 2002.

         A summary of operating results for the three months ended March 31, 2003 and 2002 are presented below.

                                                         Three Months Ended
                                                              March 31
                                                    ---------------------------
                                                        2003           2002
                                                                   (As Restated)
                                                    ------------   ------------

Revenue and other income                            $  2,648,063   $  2,808,030
                                                    ------------   ------------
Costs and operating expenses:
   Interest                                            1,037,362      1,262,371
   Depreciation and amortization                         267,728        383,357
   Corporate                                             665,934        659,870
                                                    ------------   ------------
                                                       1,971,029      2,305,598
                                                    ------------   ------------
Operating Income                                         677,039        502,432

Income tax expense                                       182,703        148,000
                                                    ------------   ------------

Net income                                               494,336        354,432

Preferred stock distributions                                  0         15,000
                                                    ------------   ------------

Income applicable to common shareholders            $    494,336   $    339,432
                                                    ============   ============


         Revenue and other income for the three months ended March 31, 2003 had a net decrease of $159,967 compared to the prior year period. Interest income on revenue producing assets decreased $793,908 due to the sales of those assets. Gains on sales of revenue producing assets increased $335,059 primarily due to the sale of our multi-family residential property which resulted in a gain of $281,670. The new revenue producing assets, model homes under operating leases added $324,002 to revenue for the quarter.

         Interest and financing costs decreased $225,009 during the three months ended March 31, 2003 compared to the prior year period. Interest to financial institutions decreased $547,677 due to reduced borrowing costs on floating rate loans and lower outstanding loan balances. Interest to stockholders increased $322,668 (See Stockholder Loan Agreement Amendments, page 19). The settlement of the warrants related to debt accounted for $300,000 of the increase compared to the prior year period.

         Depreciation and amortization for the three months ended March 31, 2003 decreased $159,373 compared to the prior year period. This is due to the reduced amount of acquisitions of new revenue producing assets and related acquisition costs, such as loan fees and residual value insurance.

         Net income for the three months ended March 31, 2003 increased by $139,904 compared to the three months ended March 31, 2002.

       Comparison of Nine Months Ended March 31, 2003 to Nine Months ended
                                 March 31, 2002.

         A summary of operating results for the nine months ended March 31, 2003 and 2002 are presented below.

                                                         Three Months Ended
                                                              March 31
                                                    ---------------------------
                                                        2003           2002
                                                                   (As Restated)
                                                    ------------   ------------

Revenue and other income                            $  7,327,189   $  8,461,953
                                                    ------------   ------------
Costs and operating expenses:
   Interest                                            3,090,539      3,971,012
   Depreciation and amortization                       1,039,471      1,108,733
   Corporate                                           1,825,565      1,520,642
                                                    ------------   ------------
                                                       5,955,575      6,600,387
                                                    ------------   ------------

Operating Income                                       1,371,614      1,861,566

Income tax expense                                       529,000        580,000
                                                    ------------   ------------

Net income                                               842,614      1,281,566

Preferred stock distributions                              5,000         45,000
                                                    ------------   ------------

Income applicable to common shareholders            $    837,614   $  1,236,566
                                                    ============   ============


         Revenue and other income for the nine months ended March 31, 2003 had a net decrease of $1,134,764 compared to the prior year period. Interest income on the revenue producing assets decreased $1,530,987 due to the sales of those assets. Gains on the sales of revenue producing assets increased $114,055 primarily due to the sale of the multi-family residential property of $281,670, offset by a decrease in gain on sales of model homes of $167,615. The new revenue producing assets, model homes under operating leases added $324,002 to revenue for the nine months.

         Interest decreased $880,473 during the nine months ended March 31, 2003 compared to the prior year period. Interest to financial institutions decreased $1,220,801 due to reduced borrowing costs on floating rate loans and lower outstanding loan balances. Interest to stockholders increased $340,328. The settlement of the warrants related to debt accounted for $300,000 of the increase compared to the prior year period (See the Stockholder Loan Agreement Amendment, page 19).

         Depreciation and amortization for the nine months ended March 31, 2003 had a decrease of $69,262 compared to the prior year period. Of the decrease, $113,006 was due to the reduced amount of acquisitions of new revenue producing assets and related acquisition costs such as loan fees and residual value insurance. The new assets, model homes under operating leases, increased the expense by $43,744.

         Corporate selling, general and administrative expenses increased by $304,923 for the nine months ended March 31, 2003 compared to the nine months ended March 31, 2002. The Star Insurance settlement accounted for $250,000 of that increase.

         Net income for the nine months ended March 31, 2003 decreased by $438,952 compared to the nine months ended March 31, 2002.

                 Model Homes under Direct Financing Arrangements

         We purchase and leaseback fully furnished model homes complete with options and upgrades to major publicly traded homebuilders. The model homes are leased pursuant to a triple-net lease where the lessee is obligated to pay all maintenance, taxes, insurance, etc., in addition to the required lease payment.

         We try to develop new programs on a continuing basis to satisfy client needs and changing economic conditions.

         From inception to March 31, 2003, we have purchased a total of 539 model homes at an aggregate purchase price in excess of $129,000,000.

         The following is a breakdown of model home units and costs by state under direct financing leases:

                                      March 31, 2003           March 31, 2002
                                      --------------           --------------

STATE                             UNITS       AMOUNT       UNITS       AMOUNT
-----                             -----     -----------    -----     -----------
Arizona                               0     $         0        1     $   134,650
California                           14       4,706,460       32       8,726,315
Florida                               0               0        1         472,917
Iowa                                  6         907,765       10       1,587,935
Minnesota                             0               0        3         678,230
Nevada                                1         117,990        9       1,145,910
New Jersey                           18       4,503,766       20       5,028,087
New York                              1         254,000        1         254,000
North Carolina                        3         640,586        6       1,497,891
Pennsylvania                          1         250,000        2         487,619
Texas                                 1         279,000        4       1,040,000
                                  -----     -----------    -----     -----------


                                     45     $11,659,567       89     $21,053,554
                                  =====     ===========    =====     ===========

         The following is a breakdown of interest income on model homes under direct financing arrangements by state:

                             Three Months Ended           Nine Months Ended
                                  March 31,                   March 31,
     STATE                    2003          2002          2003           2002
     -----                -----------   -----------   -----------    -----------

Arizona                   $         0   $         0   $      (825)   $     6,917
California                    142,860       301,241       536,560        989,722
Florida                             0        14,187             0         51,159
Iowa                           17,666        40,040        60,715        141,105
Minnesota                       2,166        14,231        10,549         77,013
Nevada                              0        20,279             0         61,320
New Jersey                    122,940       139,159       394,038        518,779
New York                        7,620        13,086        22,860         58,644
North Carolina                 22,395        44,937        87,921        138,883
Pennsylvania                    7,500        14,331        22,499         88,596
Texas                           8,370        31,004        36,755        151,308
                          -----------   -----------   -----------    -----------

                          $   331,517   $   632,495   $ 1,171,072    $ 2,283,446
                          ===========   ===========   ===========    ===========

               Residential Real Estate Acquisition and Development

         We purchase parcels of residential real estate from non-affiliated third parties. These parcels are selected by homebuilders with whom we have established a business relationship. The parcels of land may require additional government approvals or entitlements and development work or consist of finished lots. If development work is required, the homebuilder enters into a fixed price development agreement to develop the parcels of land for us, and in all cases, is required to provide completion bonds for some or all work by a surety company acceptable to us. The Company enters into these transactions with funding from banks and these loans are secured by specific assets of the Company. As development occurs, the Company retains ownership of the developed real estate. We approve draw requests paid to the developer under the development agreements, fund them ourselves or have our banks fund. If we fund the draws, the banks reimburse us upon request. An exclusive option to purchase agreement is entered into with the homebuilder simultaneously with the land acquisition. The interest rate relating to the option is negotiated with each client. It is based on the credit of the client, estimated duration and size of the project and interest rates in effect at the time. The interest rate on the option is a fixed percentage, is non-refundable, is payable monthly in advance by the homebuilder and is fully earned. The interest income is calculated by applying the fixed percentage to the Company's net investment in the real estate (cost of the land plus development cost incurred less options exercised by the homebuilder). Our financing agreements with our lenders may call for a fixed interest rate or variable rate. These factors are all considered during negotiations to maintain the Company's profit margins. Each time the homebuilder exercises their option to purchase the residential real estate there is a formal real estate closing and title passes to the homebuilder. If the homebuilder fails to exercise their options to purchase the real estate, the Company has the right to sell the real estate to another party and there is no refund of the interest received. In addition, the Company has the right to draw against the developer's letter of credit or performance bond. Since the option sales price of the real estate to the homebuilder is equal to the Company's cost of the land plus costs to develop, there typically is no gain or loss on the sale of the residential real estate. The terms and conditions of each transaction are project specific (interest rate on the option, term, takedown schedule, etc.).

         We grant our clients an option to acquire finished lots in staged takedowns. In consideration for the option we receive a deposit in the form of a performance bond or a letter of credit equal to 20% or less of the total purchase price as well as an option maintenance fee which is payable monthly in advance. The option fees are fully earned when paid and non refundable.

         The client has the right to terminate their obligations under the option agreements by forfeiting the deposit, paying for the finished lots exercised and any other penalties provided for in the agreements. We have legal title to these assets. If the client terminated the agreements we have the risk of a decline in the market value of the property. Residual Value Insurance has been obtained to mitigate this risk however the insurance company provider of this coverage may be unwilling or unable to pay a claim filed.

                            Residual Value Insurance

         Residual Value Insurance (RVI) indemnifies an insured against a loss that might occur if the proceeds of the sale of a properly maintained asset are less than that asset's insured residual value at a specific point in time. It protects against a decline in the market value of the property.

         If we are unwilling or unable to obtain such insurance coverage, our cost of funds might increase, but our equity in a specific asset will definitely increase. This will result in a decrease in loan-to-value ratios in our financings and we assume the risk of loss if the property is sold below our original acquisition cost.

         RVI is obtained to insure 80% to 100% of the acquisition cost of the model homes as well as 80% to 100% of the fully developed cost of the residential real estate. In some cases, RVI even covers the cash flow - i.e. interest income on direct financing of model home arrangements and interest relating to the options on the residential real estate (this includes related homebuilder contractual obligations to the Company). The premiums are paid annually in advance by the Company and are non-refundable and not pro-ratable. They represent a percentage of the insured value. We understand that the premiums are based on numerous factors such as - perceived risk, allocation of statuary capital, availability of similar coverage by other insurance companies and the feasibility of different financial models.

         Insurance companies providing RVI coverage have suffered severe losses on automobiles, aircraft, aircraft engines and various other assets/properties. As a result, some insurance companies have ceased providing RVI coverage. This has adversely affected coverage pricing and availability. The inability to obtain cost effective RVI insurance on future projects could affect the cost of funds from the lending institutions we work with as the coverage is considered a credit enhancement. In addition, the coverage gives the Company added security in the event a homebuilder does not fulfill its contractual obligations to the Company.

         In the event that any or all of the providers are unwilling to pay a claim we would have to bear the cost of litigation to collect the claim and not have the use of the funds for our operations until the litigation and potential appeals are resolved in our favor. In the event that any or all of the providers are unable to pay a claim we are subject to that credit risk. We evaluate the financial condition of the provider prior to our acceptance of the credit enhancement but can not protect ourselves against downgrades by rating agencies or future operating losses by the providers.

    Net Investment in Direct Financing Arrangement - Residential Real Estate

         The following is a summary of our residential real estate projects:

                                         Development
                                         Costs Paid      Sale of
   Date        Property      Purchase      through       Finished      Balance
 Acquired      Location       Price        3/31/03         Lots        3/31/03
----------    ----------   -----------   -----------   -----------   -----------

 8/31/2000    California   $20,546,010   $ 2,711,758   $19,007,413   $ 4,250,355
11/15/2000    Arizona        1,680,925     1,175,585     2,557,654       298,856
11/22/2000    Utah           3,145,522     1,568,396     4,713,918             0
12/20/2000    Nevada         3,554,591     1,965,374     5,519,965             0
 4/30/2001    Nevada         8,620,383     4,070,359    12,690,742             0
 4/30/2001    California     5,762,000     1,000,000     6,762,000             0
 9/13/2001    New Jersey    11,800,000     3,941,501     8,038,402     7,703,099
 1/24/2002    California    11,736,233     1,396,867             0    13,133,100
 3/28/2002    California     7,680,468    21,191,246    28,871,714             0
                           -----------   -----------   -----------   -----------
                           $74,526,132   $39,021,086   $88,161,808   $25,385,410
                           ===========   ===========   ===========   ===========

The Company had sales of finished lots as follows:

Three Months           Three Months            Nine Months           Nine Months
  3/31/2003              3/31/2002              3/31/2003             3/31/2002
------------           ------------           ------------          ------------

$ 19,865,832           $ 11.935,526           $ 44,797,561          $ 21,634,543
============           ============           ============          ============

                       Model Homes under Operating Leases

         The following is a breakdown of the model homes and costs by state:


                                       March 31, 2003          March 31, 2002
                                       --------------          --------------

 STATE                              UNITS      AMOUNT       UNITS      AMOUNT
 -----                              -----   ------------    -----   ------------

Arizona                                 9   $  2,697,180        0   $          0
Colorado                               21      7,832,000        0              0
Florida                                21      7,715,667        0              0
Texas                                  25      7,911,617        0              0
                                    -----   ------------    -----   ------------


                                       76     26,156,464        0              0
                                    -----   ------------    -----   ------------

Less accumulated depreciation                    (43,744)                      0
                                            ------------            ------------

                                            $ 26,112,720            $          0
                                            ============            ============

The rental income on these model homes is as follows:

                                           Deferred      Total rental income
                   Three and Nine      operating lease      three and nine      Three and nine
                     Months ended       receivables at       months ended        months ended
 State              March 31, 2003      March 31, 2002      March 31, 2003      March 31, 2002
 -----             ---------------     ---------------     ---------------     ---------------
Arizona            $        24,724     $         5,294     $        30,018     $             0
Colorado                   111,160              13,440             124,600                   0
Florida                     70,727              13,769              84,496                   0
Texas                       72,523              12,365              84,888                   0
                   ---------------     ---------------     ---------------     ---------------

                   $       279,134     $        44,868     $       324,002     $             0
                   ===============     ===============     ===============     ===============

Liquidity and Capital Resources

         Funding for our operations has been provided by cash flow from operations secured bank loans as well as loans from our stockholders.

         Our uses for cash during the three and nine months ended March 31, 2003 and 2002 were for revenue producing asset acquisitions, interest, and operating expenses. We provided for our cash requirements from borrowings, the sale of direct financing leases, sale of the multi-family property during the three months ended March 31, 2003 and other revenues.

         During the three months ended March 31, 2003, a major client accelerated their option to purchase all the residential real estate covered by direct financing agreements between them and the Company. The transaction generated $10,844,384 in revenue, $8,943,864 in debt reduction and $1,900,520 in cash. The sale of the multi-family residential property reduced revenue producing assets by $10,288,000 and provided cash of $902,961. These transactions resulted in the Company having a $21,072,384 reduction in revenue producing assets under direct financing. Some of the cash proceeds were used to repay $1,389,200 in stockholder loans and reduce bank debt by $714,000.

         We believe that these sources of cash are sufficient to finance our working capital requirements and other needs for the next twelve (12) months. In order to acquire larger asset acquisitions, additional capital and/or credit enhancement may be needed to meet the equity requirements imposed by our financing sources.

Inflation

         Inflation has not had a significant impact on the results of operations and is not anticipated to have a significant negative impact in the foreseeable future. Although increases in the rate of inflation may tend to increase interest rates which may increase our cost of borrowed funds, we attempt to pass the increases through to our customers through increased charges. The potential adverse impact of inflation on our lease operations is further mitigated by requiring clients to pay all operating expenses, including but not limited to real property taxes, insurance and utilities. However, there is no assurance that inflation will not have a material adverse impact on future results of operations.

Deflation

Deflation is a persistent fall in the general price level of goods and services. Deflation is dangerous, however, more so even than inflation, when it reflects a sharp slump in demand, excess capacity and shrinking money supply. Runaway deflation of this sort can be much more damaging than runaway inflation, because it creates a vicious spiral that is hard to escape. The expectation that prices will be lower tomorrow may encourage consumers to delay purchases, depressing demand and forcing firms to cut prices by even more. Falling prices also inflate the real burden of debt (that is, increase real interest rates) causing bankruptcy and bank failure. This makes deflation particularly dangerous for economies that have large amounts of corporate debt. Most serious of all, deflation can make monetary policy ineffective: nominal interest rates cannot be negative, so real rates can get stuck too high. We can not determine the impact if any of deflation on our future operations at this time.

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

         2. the impact of inflation/deflation on our future results of operations; and

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

                           PART II - OTHER INFORMATION

                                     Item 1.
                                 Not Applicable

                                     Item 2.
                              CHANGES IN SECURITIES

         Most of our previously outstanding warrants to purchase shares of our Common Stock had been issued to Mr. Miller, our Chairman, in connection with loans that had been extended to us by Mr. Miller and other shareholders from time to time since our inception. The loans represented funds that were necessary to conclude transactions in the ordinary course of our business, but were unavailable from other sources. According to the terms of these warrants, in the event of a transaction that resulted in a reduction of the number of outstanding shares of our Common Stock, including a reverse stock split, there would be no proportionate adjustment in the number of shares issuable upon exercise of the warrants or in the exercise price thereof. The warrants had exercise prices that ranged from $.13 to $.47. In June 2002, an aggregate of 1,430,000 warrants were exercised for an aggregate exercise price of $236,100 (approximately $.17 per warrant).

         In December 2002, the warrant exercise discussed above was rescinded by the mutual consent of the former warrant holders and our Company. This rescission was necessary due to wrong advice provided to us by our former independent auditors, who failed to advise us of various negative tax consequences to the warrant holder, and more importantly, significant negative impact to our income statement relating to the fact that the applicable warrant agreement contained the provisions discussed above.

         In addition, also in December 2002, pursuant to our Board of Directors and the warrant holders, the relevant warrant agreements were amended to negate the provisions specifying that they are not affected by any reverse stock split, effective as of the date of our reverse stock split. As a result, the 8,797,114 previously outstanding warrants have been reduced to 43,986 pursuant to the 200:1 reverse stock split previously undertaken. The exercise prices have also been adjusted pursuant to the reverse stock split, resulting in exercise prices ranging from $24 to $94 per warrant. This amendment was also necessary as a result of incorrect advice provided by our prior independent auditors. The outstanding warrants as of March 31, 2003 is 18,205.

         At the same time, it was decided by the Board and stock option holders that it is in the best interest of the Company to cancel the outstanding stock options and terminate our obligation to issue additional warrants. At June 30, 2002 there were 12,500 outstanding options. The weighted average exercise price was $46.00. The Board is currently in the discussion stage as to how to compensate the holders of the cancelled warrants and options.

         During May 2003 based on a valuation prepared by an independent valuation company, the Company reached an agreement with its stockholder lenders to eliminate the obligation to issue additional warrants on each loan renewal and cancel all warrants previously issued and outstanding. The Company also agreed to allow participation in new financing pari passu with new mezzanine lenders at the stockholders sole discretion. The cash consideration of $300,000, which was accrued and charged to interest expense for the quarter ended March 31, 2003.

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

(a)      Exhibits

         99.1    CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

         99.2    CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

         99.3 Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K.

         On February 5, 2003, we filed a Current Report on Form 8-K, which included a press release, dated February 4, 2003, announcing our earnings for the first quarter ended September 30, 2002.

         On February 12, 2003, we filed a current report on Form 8-K, which includes a press release date of February 12, 2003, announcing our earnings for the second quarter ended December 2002.

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

Date: June 5, 2003