Form 10-K/A
period 2002-06-30
STRATEGIC CAPITAL RESOURCES INC
filed 2003-06-13
CIK 1009416

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K /A1

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 2002

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
                              EXCHANGE ACT OF 1934
         For the transition period ________________ to _________________

                         Commission file number: 0-28168

                        STRATEGIC CAPITAL RESOURCES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                               11-3289981
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S Employer
incorporation or organization)                               Identification No.)

             7900 Glades Road, Suite 610, Boca Raton, Florida 33434
             ------------------------------------------------------
                     (Address of principal executive office)

                                 (561) 558-0165
                         -------------------------------
                         (Registrant's telephone number)

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).                      Yes [ ] No [X]

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

                          FORM 10-K/A1 ANNUAL REPORT OF

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

PART II
Item 5.       Market for the Registrant's Common Equity and
                 Related Stockholder Matters..................................12
Item 6.       Selected Financial Data.........................................14
Item 7.       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..........................15
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk......23
Item 8.       Financial Statements and Supplementary Data.............F-1 - F-22
Item 9.       Changes in and Disagreements With Accountants
                 on Accounting and Financial Disclosure.......................25
Item 9B.      Compliance With Section 16(a) of the Exchange Act...............25

PART III
Item 10.      Directors and Executive Officers of the Registrant..............25
Item 11.      Executive Compensation..........................................27
Item 12.      Security Ownership of Certain Beneficial Owners and Management
                 and Related Stockholder Matters..............................28
Item 13.      Certain Relationships and Related Transactions..................29

PART IV
Item 14.      Exhibits, Financial Statement Schedules
                 and Reports on Form 8-K......................................30

SIGNATURES....................................................................31

                                     PART I

As used in this Form 10-K, "we", "us" and "our" refer to Strategic Capital Resources, Inc. and our consolidated subsidiaries, depending on the context.

ITEM 1.  BUSINESS

We are a Delaware corporation organized in 1995. We provide specialized financing for major homebuilders and real estate developers. These arrangements may take several forms including direct financing leases, option agreements, or management agreements. Such agreements may represent off-balance sheet transactions of our customers and clients. We are engaged in such arrangements in three lines of business, consisting of one reportable segment, all with major homebuilders and real estate developers throughout the United States:

Fully furnished model homes

Residential real estate acquisition and development

Multi-family residential property

We have formed several wholly owned, special purpose subsidiaries for the exclusive purpose of acquiring specific properties, which subsidiaries perform no other functions other than to manage the activities and operations directly related to its specific purpose. The special purpose subsidiary is structured in a way that its sole activity is the specific project. We control the activities and retain the risks and rewards of our ownership of such subsidiaries. We also guarantee the debt of each subsidiary. We do not have off-balance sheet arrangements with our special-purpose entities or special-purpose entities owned by others. We consolidate all of our special-purpose entities.

MODEL HOME PROGRAM

We purchase and leaseback fully furnished model homes complete with options and upgrades to major publicly traded homebuilders ("clients"). The model homes are leased pursuant to a triple net lease where the lessee is obligated to pay all maintenance, taxes, insurance and other applicable costs, including, but not limited to, utilities and homeowner association assessments. These arrangements terminate only upon the sale of the model homes. In this regard, we have entered into net listing agreements with real estate brokerage affiliates of those clients with whom we enter into the leaseback arrangement. These agreements provide for commissions and incentives, which are negotiated on a per transaction basis. The sale price may not be less than the original purchase price, unless the client elects to pay any deficiencies at the closing.

All of our clients are required to provide a surety bond, letter of credit or equivalent financial instrument in order to insure their performance of their obligations. These financial instruments provided by our clients have historically ranged from 5% to 110% of our purchase price of the model homes.

In many cases, we have obtained various forms of insurance, which effectively serve as credit enhancements. The insurance instrument insures the timely performance of our client of its obligations under the relevant agreements. In the event of default by our client, the insurer has an obligation to continue to make the payments up to the penal sum of the bond. All such insurance has been obtained from major domestic insurance companies rated "A" through "AAA" by major credit rating agencies. Also see residual value insurance discussion in the residential real estate acquisition and development section that follows. In the event that any and all of the providers are unwilling to pay a claim we would have to bear the cost of litigation to collect the claim and not have the use of the funds for our operations until the litigation and potential appeals are resolved in our favor. In the event that any or all of the providers are unable to pay a claim we are subject to that credit risk. We evaluate the financial condition of the provider prior to our acceptance of the credit enhancement but cannot protect ourselves against downgrades by rating agencies or future losses by the providers.

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
                           ===                 ===                ===

The following chart summarizes our model home purchases and sales by state since inception, as well as the current model home inventory at June 30, 2002:

                                                              Model Home
                     Cost of Model       Cost of Model         Inventory
     State          Homes Purchased        Homes Sold       at June 30, 2002
---------------     ---------------      -------------      ---------------
Arizona              $  2,124,640         $ 1,989,990         $   134,650
California             16,267,394           9,564,079           6,703,315
Colorado                4,715,463           4,715,463                  --
Georgia                 1,576,755           1,576,755                  --
Florida                20,086,710          20,086,710                  --
Iowa                    2,622,695           1,363,360           1,259,335
Minnesota               4,852,110           4,626,070             226,040
Nevada                  1,667,790           1,197,830             469,960
New Jersey             28,335,475          23,307,388           5,028,087
New York                3,301,435           3,047,435             254,000
North Carolina          2,758,255           1,602,477           1,155,778
Pennsylvania            7,191,197           6,941,197             250,000
Texas                   5,060,757           4,401,757             659,000
Utah                      837,726             837,726                  --
Virginia                1,495,847           1,495,847                  --
                     ------------         -----------         -----------
TOTAL                $102,894,249         $86,754,084         $16,140,165
                     ============         ===========         ===========

The following is a breakdown of model home lease revenues by state for fiscal years ended June 30, 2002, 2001, and 2000:

                     Lease Revenue      Lease Revenue       Lease Revenue
                       Year Ended         Year Ended          Year Ended
     State             06/30/2002         06/30/2001          06/30/2000
---------------        ----------         ----------          ----------
Arizona                $   45,387         $  132,499          $  180,455
California              1,218,504          1,529,366           1,304,561
Colorado                       --                 --              81,126
Florida                    53,050            102,954             246,035
Iowa                      169,880            290,065                  --
Minnesota                  82,458            356,362              19,744
Nevada                    154,749            200,135             183,914
New Jersey                657,938          1,085,792           1,572,944
New York                   66,264            110,837             247,714
North Carolina            182,794            204,057             156,520
Pennsylvania              100,577            331,163             491,788
Texas                     177,663            407,561             287,196
Utah                       29,335             59,532              70,359
                       ----------         ----------          ----------
TOTAL                  $2,938,599         $4,810,323          $4,842,346
                       ==========         ==========          ==========

MODEL HOME PROGRAM SUBSEQUENT EVENTS

From July 1, 2002 through December 19, 2002, we sold nine model homes at an aggregate sales price of $1,988,690. These model homes were acquired at an aggregate cost of $1,863,685. In addition, we have contracts pending on eight model homes at an aggregate sales price of $1,933,456, which were acquired at an aggregate cost of $1,649,446.

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

We grant our clients an option to acquire finished lots in staged takedowns. In consideration for the option we receive a deposit in the form of a performance bond or a letter of credit equal to 20% or less of the total purchase price as well as an option maintenance fee which is payable monthly in advance. The option fees are fully earned when paid and non-refundable. The client has the right to terminate their obligations under the option agreements by foregoing the deposit, paying for the finished lots exercised and any other penalties provided for in the agreements. We have legal title to these assets. If the client terminated the agreements we have the risk of a decline in the market value of the property.

Residual Value Insurance (RVI) is obtained to insure 80% -100% of the acquisition cost of the model homes as well as 80% -100% of the fully developed cost of the residential real estate. In some cases, the RVI covers the cash flow (interest income on direct financing model home arrangements, interest relating to the option on the residential real estate and other homebuilder contractual obligations to the Company). The premiums are paid annually in advance and are non-refundable and not proratable. They are a percentage of the insured value. We understand that the premiums are based on numerous factors such as perceived risk, allocation of statutory capital, and availability of similar coverage by other insurance companies and the feasibility of different financial models. Insurance companies writing RVI have suffered severe losses on automobiles, aircraft, aircraft engines and various other assets/properties. This has affected the pricing and availability of such coverage.

During the year ended June 30, 2002, we entered into three (3) Acquisition, Development and Sale of Residential Real Estate Agreements in California (2) and New Jersey (1). The following is a summary of the project costs by project number:

                                                        Remaining
Project    Purchase   Development Costs   Total Costs  Development     Total
 Number     Price       Paid to Date     Paid to Date     Work     Project Costs
-------  -----------    ------------     ------------  ----------- -------------
   1     $20,546,010     $        --     $ 20,546,010  $ 3,085,749  $ 23,631,759
   2       1,680,925         989,489        2,670,414      185,220     2,855,634
   3       2,539,458       2,174,460        4,713,918           --     4,713,918
   4       3,554,591       1,965,374        5,519,965      347,835     5,867,800
   5       8,083,084       3,629,757       11,712,841      977,901    12,690,742
   6       6,762,000              --        6,762,000           --     6,762,000
   7      11,800,000       3,312,379       15,112,379    4,245,432    19,357,811
   8      11,736,233              --       11,736,233    5,093,099    16,829,332
   9       7,680,468      18,930,561       26,611,029    9,142,987    35,754,016
         -----------     -----------     ------------  -----------  ------------

TOTAL    $74,382,769     $31,002,020     $105,384,789  $23,078,223  $128,463,012
         ===========     ===========     ============  ===========  ============

The following is a summary of total costs paid to date, sales of finished lots and our residential real estate balance at June 30, 2002:

Project    Total Costs       Sale of         Balance at
Number    Paid to Date    Finished Lots    June 30, 2002          Location
-------   ------------    -------------    -------------    -------------------
   1      $ 20,546,010     $ 7,097,320      $13,448,690     California
   2         2,670,414       1,241,579        1,428,835     Arizona
   3         4,713,918       4,713,918               --     Utah
   4         5,519,965       4,746,984          772,981     Nevada
   5        11,712,841       5,703,720        6,009,121     Nevada
   6         6,762,000       6,762,000               --     California
   7        15,112,379       1,640,492       11,736,233     New Jersey
   8        11,736,233              --       13,471,887     California
   9        26,611,029      11,458,234       15,152,795     California
          ------------     -----------      -----------
TOTAL     $105,384,789     $43,364,246      $62,020,542
          ============     ===========      ===========

The following is a breakdown of interest income relating to the option on residential real estate acquisition and development by state:

                                       Year Ended June 30,
                                   -------------------------
                State                 2002           2001
            -------------          ----------     ----------
            Arizona                $  209,961     $  146,417
            California              4,270,960      2,453,415
            Nevada                  1,210,232        454,122
            New Jersey              1,288,196             --
            Utah                      127,503        210,645
                                   ----------     ----------
            Total                  $7,106,852     $3,264,599
                                   ==========     ==========


RESIDENTIAL REAL ESTATE ACQUISITION AND DEVELOPMENT SUBSEQUENT EVENTS

The following is a summary of development costs paid and sales of finished lots from July 1, 2002, through December 19, 2002:


            Project       Development      Sales of
             Number       Costs Paid     Finished Lots
            -------       ----------     -------------
               1          $2,604,559      $ 9,154,945
               2             131,674          595,958
               3                  --          772,981
               4             565,835        2,281,493
               5             629,122        3,609,078
               6           1,332,966               --
               7           2,260,625        7,861,078
                          ----------      -----------

            TOTAL         $7,524,781      $24,275,533
                          ==========      ===========

MULTI-FAMILY RESIDENTIAL PROPERTY

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
                                              ===========

At the time of purchase, the Company entered into a five-year management agreement with a non-affiliated independent management company. The management company is responsible for the operation of the property, retains all income from the property and is responsible for any losses. The Company receives a monthly fee comprised of the sum of the debt service to cover the assumed existing first mortgage ($43,365) plus required escrows for real estate taxes, property insurance and repair reserve, plus a 12% annual return on the $5,300,000 new loan. The escrow portion is variable based on changes in estimated expenses. The Company's profit on the transaction arises from the difference between the 12% return and interest expense paid by the Company on its $5,300,000 loan. The management company receives the benefit of the property appreciation, rent and occupancy increases. The annual return is 11% for the first two years, 12% for year three and 13% for years four and five. The average return over the term of the agreement is 12%.

The management company has an option to purchase the property any time during the last four years of the agreement at an amount equal to the balance of the first mortgage plus an interest adjustment of $121,527, representing the difference between the 11% paid and the 12% due us, bearing interest of 12% since August 25, 2001, plus $5,300,000. If they fail to exercise the option, the management company is required to pay a balloon payment of $5,300,000 at the end of the five years. A performance bond, issued by an insurance company rated "AAA" by Moody's and Standard & Poors, in the amount of $8,335,000 has been obtained and paid for by the management company to insure the payment and performance of the management company. The performance bond insures the monthly payments by the management company and the $5,300,000 balloon payment at the end of the agreement.

The Company accounts for the multi-family residential property as a direct financing arrangement, in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 13, Accounting for Leases, because the agreement contains a bargain purchase option. In May 2003, after consultation with the Securities and Exchange Commission, the Company's management discovered that it had not properly accounted for the implicit interest rate in the agreement and has accounted for the prior period adjustment as a correction of error in the consolidated financial statements included in
Item 8.

SFAS No. 13 dictates the following accounting treatment for this transaction:
(1) Using the actual purchase price of $10,227,999, the bargain purchase option at the end of five (5) years of $4,330,902 and the minimum lease payments, an implicit interest rate of 10.295% is derived utilizing present value tables; (2) the implicit interest rate is then applied to the purchase price and an interest income stream is generated for the five (5) years; (3) the implicit amount is compared to the cash amount received (net of executory payments for taxes and insurances); (4) since the cash received is greater than the implicit interest, the excess is recorded as a reduction to the net investment in the consolidated balance sheets in Item 8 of this Form 10-K/A1, resulting in a net investment of $10,010,585 and $10,116,600 at June 30, 2002 and 2000, respectively. The reduction to the net investment also results in an increase in a deferred tax asset, since the reduction is being recognized for book purposes and not for tax purposes.

The table below reflects the change to the results previously reported.

                                    Implicit
                                    Interest      Reduction to     Blended      Deferred     Net Decrease
 Fiscal Year       Cash Received     Income      Net Investment    Tax Rate    Tax Benefit   To Earnings
---------------    -------------  ------------   --------------  ------------  -----------   -----------
6/30/2000          $   1,103,386  $  1,050,539   $       52,847        40.0%   $    21,140   $    31,707
6/30/2001              1,103,386     1,044,834           58,552        40.0%        23,421        35,131
6/30/2002              1,143,136     1,037,121          106,015        40.0%        42,406        63,609
                   -------------  ------------   --------------                -----------   -----------

Total              $   3,349,908  $  3,132,494   $      217,414                $    86,967   $   130,447
                   =============  ============   ==============                ===========   ===========

REVENUE CONCENTRATIONS
----------------------

Since 2000, three of our major clients have represented a significant portion of our total revenues. Of our total revenues, one of these clients represents 57% of our revenues during 2002, 52% in 2001, and 57% in 2000. A second client represented 23% in 2002, 15% in 2001, and 22% of our revenues in 2000. A third client represented 11% of our total revenue in 2001.

COMPETITION AND MARKET FACTORS

We are subject to all the general risks associated with financing and investing in real estate, such as adverse changes in general or local economic conditions, changes in the supply of or demand for similar or competing properties in an area, changes in interest rates and operating expenses, changes in market rental rates, changes in and compliance with accounting issues relating to off-balance sheet financing, inability to procure residual value insurance polices, inability to lease properties upon the termination or expiration of existing leases, the renewal of existing leases, and the inability to collect payments from clients.

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

EMPLOYEES

At December 19, 2002, we employed seven (7) full-time employees, which included executive, financial, sales and administrative personnel. Our employees are not represented by unions or subject to any collective bargaining agreements. Management considers the relationship with its employees to be excellent. In addition, from time to time, we retain outside professional and expert consultants to assist us with our business plan. At December 19, 2002, we had one outside consultant, our corporate and securities counsel, who is performing additional consulting services for us separate from his legal services and whom we have retained on a month-to-month basis.

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

During the years ended June 30, 2001 and 2000, we took impairment charges of $1,100,000 for the balance on the promissory note. The amount of the write-down was determined by evaluating the underlying value of the collateral, the cost of recovery, ongoing litigation costs and the difficulty in realizing the collateral securing the promissory note. Actual losses could differ from our current estimate and will be reflected as adjustments in future financial statements.

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

During May 2000, we, along with FPE Funding, LLC ("FPE"), filed a complaint entitled "In the case of Strategic Capital Resources, Inc. and FPE Funding, LLC
v. Dylan Tire Industries, LLC, Dylan Custom Mixing, LLC; Mid-American Machine and Equipment, LLC f/k/a Mid-American Tire and Machine, LLC; GMAC Commercial Credit, LLC; Robert C. Liddon, Trustee; Mary Aronov, Trustee; David Feingold; John Tindal; Brett Morehouse; Johnny Guy; Shan Sutherland; and Pirelli Tire LLC," Chancery Court for Davidson County, Tennessee, Case No. 00-1296-III, against the referenced defendants alleging, among other things, breach of contract, fraud, and civil conspiracy, arising from the breach of a sale and leaseback commitment for which we procured funding and under which FPE was to be the owner/lessor of a manufacturing facility.

The defendants/counter-plaintiffs, Dylan Tire Industries, LLC, Mid-American Machine and Equipment, LLC and Dylan Custom Mixing, LLC have filed a counterclaim, seeking unspecified consequential damages "estimated to exceed $500,000" for alleged breach of a loan commitment issued by us. The basis of the claim is that we allegedly failed to honor our commitment to lend for the acquisition of a manufacturing facility, resulting in damages to the defendants/counter-plaintiffs, who borrowed the money directly from our lender at allegedly a greater cost and who allegedly had to pay a greater price for the facility as a result of the alleged delay in the closing. We believe the counterclaim is without merit and we are vigorously defending the counterclaim. As such, there is no accrual in the accompanying consolidated balance sheets.

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

We are also party to an action entitled Star Insurance Company v. Strategic Capital Resources, Inc., 15th Judicial Court, Palm Beach County, Florida, Case No. CL 00-433 AD, which is an action on an indemnity bond. Discovery has been conducted, but is not completed. Mediation, which was conducted on August 13, 2002, has been adjourned. The Plaintiff has not been vigorously prosecuting this action. We intend to vigorously defend this action if and when the plaintiff proceeds. Due to the uncertainties of litigation, we are unable to evaluate the likelihood of an unfavorable outcome or estimate the amount of range of potential loss. This matter has been referred by the court for mediation to see if the parties can settle the case. We are mediating with the plaintiff to settle the case but there is no assurance that the settlement will occur. As such there are no accruals in the accompanying consolidated balance sheet at June 30, 2002 for this matter.

As of December 19, 2002 we are not involved in any other material litigation nor, to our knowledge, is any other material litigation threatened against us or any of our properties, other than routine litigation arising in the ordinary course of business. See Notes to consolidated financial statements.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Until November 20, 2002, our Common Stock was traded on the OTC Bulletin Board under the symbol "SCPI." Our trading symbol was changed from "JJFN" to the current symbol on the effective date of the reverse stock split referenced above in Item 4. Because this report was filed late, our common stock was delisted from trading on the OTC Bulletin Board. Upon information and belief, as of the date of this report, our Common Stock does not trade. We intend to cause an application to be filed to reinstate our common stock for trading on the OTC Bulletin Board subsequent to the filing of this report and our quarterly report on Form 10-Q for the three month period ended September 30, 2002. While no assurances can be provided, we believe trading of our common stock will be reinstated on the OTC Bulletin Board in the near future.

The following table sets forth, for the periods indicated, the high closing bid price and low closing asked price for our Common Stock as reported by the OTC Bulletin Board during the two year period prior to July 1, 2002. All current and historical figures to our Common Stock have been adjusted to reflect our reverse stock split (200 to 1).

                                      Year Ended June 30,
                 ----------------------------------------------------------
                       2002                 2001                2000
                 ----------------     ----------------     ----------------
   Quarter        High      Low        High      Low        High      Low
    Ended         Bid      Asked       Bid      Asked       Bid      Asked
------------     ------    ------     ------    ------     ------    ------
September 30         --        --     $40.00    $36.00     $60.00    $50.00
December 31          --        --     $28.00    $24.00     $50.00    $48.00
March 31         $34.00    $24.00     $26.00    $24.00         --        --
June 30          $51.00    $ 3.00     $38.00    $30.00         --        --


As of December 19, 2002, there is no bid or asked price applicable to our Common Stock, as our Common Stock does not publicly trade as of the date hereof. The last sale price of our Common Stock as reported on the OTC Bulletin Board, which took place on November 13, 2002, was $10.00. As of June 30, 2002, there were approximately 557 shareholders of record, not including those persons who held their shares in "street name."

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

On April 8, 2002, our Board of Directors voted to authorize and recommend that our shareholders approve a reverse stock split, whereby one (1) share of our common stock would be issued for every two hundred (200) shares outstanding on the established record date of April 8, 2002. Messrs. Miller and Wilson, two of our directors, abstained from voting due to a perceived potential conflict of interest arising out of these directors holding warrants to purchase shares of our Common Stock. This reverse stock split was approved in June 2002 by those of our shareholders representing a majority of the shares of Common Stock then outstanding pursuant to the laws of the State of Delaware.

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

As more fully described in Note 1 to our audited consolidated financial statements included in "Part II, Item 8, Financial Statements and Supplemental Data" below, errors resulting in a net understatement of previously reported interest expense for the years ended June 30, 2001, 2000, 1999 and 1998 were discovered by our management during 2002. In addition, during 2003, management discovered an error in its accounting for the multi-family property resulting in an overstatement of interest income and income tax expense for the years ended June 30, 2002, 2001 and 2000. Accordingly, our consolidated balance sheets and our statement of operations and stockholders' equity for the years presented below have been restated to reflect corrections to previously reported amounts.

                             SELECTED FINANCIAL DATA
                      (In thousands, except per share data)

                                                                      June 30,
                                             -------------------------------------------------------
                                               2002       2001        2000       1999         1998
                                             --------   --------    --------    --------    --------
                                            (Restated) (Restated)  (Restated)  (Restated)  (Restated)
Income Statement Data:

  Revenues and Other Income
   Interest income on direct
    financing arrangements:
     Model homes                             $  2,939    $ 4,810    $  4,842    $  4,664    $  3,545
     Residential real estate                    7,107      3,265          --          --           9
     Multi-family residential property            819        954         949          --          --
   Gain on sale of model home properties
    under direct financing arrangements           394        377         324         226          37
   Interest and other income                       81        136         324         127         129
                                             --------   --------    --------    --------    --------
        Total Revenues and Other Income        11,340      9,542       6,439       5,017       3,720
                                             --------   --------    --------    --------    --------
  Costs and Operating Expenses
   Interest and financing costs to
    financial institutions                      4,957      5,598       3,836       2,697       2,037
   Interest and financing costs to
    stockholders                                  214        387         348         559         471
   Depreciation and amortization                1,547        931         665         509         470
   Corporate selling, general
    and administrative                          2,564      1,536       1,554       1,434       1,148
   Impairment charge                               91      1,000         100          --          --
                                             --------   --------    --------    --------    --------
     Total Costs and Operating Expenses         9,373      9,452       6,503       5,199       4,126
                                             --------   --------    --------    --------    --------

  Income (loss) before income
   tax benefit (expense)                        1,967         90         (64)       (182)       (406)
  Income tax benefit (expense)                 (1,079)       (71)        (46)        (80)         10
                                             --------   --------    --------    --------    --------
  Net income (loss)                               888         19        (110)       (262)       (396)
  Preferred stock distributions                    55         85         120          90          --
                                             --------   --------    --------    --------    --------
  Income (loss) applicable to
   common stockholders                       $    833   $    (66)   $   (230)   $   (352)   $   (396)
                                             ========   ========    ========    ========    ========

Per Share Data:
  Basic:
    Net income (loss)                        $  10.79   $   (.85)   $  (2.90)   $  (3.23)   $  (4.66)
    Weighted average number of common
     shares outstanding                            77         78          79          81          85
  Assuming Dilution:
    Net income (loss)                        $  10.73   $   (.85)   $  (2.90)   $  (3.23)   $  (4.66)
    Weighted average number of common
          shares outstanding                       78         78          79          95          85

                                                                      June 30,
                                            -------------------------------------------------------
                                              2002       2001        2000       1999         1998
                                            --------   --------    --------    --------    --------
                                           (Restated) (Restated)  (Restated)  (Restated)  (Restated)
Balance Sheet Data:
  Total assets                              $ 90,667   $ 94,887    $ 56,114    $ 37,159    $ 40,824
  Mortgages and notes payable               $ 77,592   $ 83,351    $ 46,541    $ 27,958    $ 31,538
  Other liabilities                         $  4,674   $  3,067    $  1,192    $    765    $    685
  Stockholders' equity                      $  8,401   $  8,469    $  8,381    $  8,436    $  8,601

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

A summary of our operating results, including our subsidiaries for the fiscal years ended June 30, 2002, June 30, 2001, and June 30, 2000 are presented below. As more fully described in Note 1 to our audited consolidated financial statements included in "Part II, Item 8, Financial Statements and Supplemental Data" below, errors resulting in a net understatement of previously reported interest expense for the years ended June 30, 2001 and 2000 was discovered by our management during 2002 and in 2003 management discovered an error in its accounting for the multi-family residential property resulting in an overstatement of interest income and income tax expense for the years ended June 30, 2002, 2001 and 2000. Accordingly, our consolidated balance sheets as of June 30, 2002 and 2001 and our statements of operations, stockholders' equity and cash flows for the years ended June 30, 2002, 2001 and 2000 have been restated to reflect corrections to previously reported amounts.


                                                                             Years Ended June 30,
                                                      --------------------------------------------------------------
                                                             2002                  2001                  2000
                                                          (Restated)            (Restated)            (Restated)
                                                      ------------------    ------------------    ------------------
Revenues and Other Income:
  Interest income on direct financing arrangements:
    Model homes                                       $   2,939       26%   $   4,810       51%   $   4,842       75%
    Residential real estate                               7,107       63%       3,265       34%          --       --
    Multi-family residential property                       819        7%         954       10%         949       15%
  Gain on sale of model home properties under
   direct financing arrangements                            394        3%         377        4%         324        5%
  Interest and other income                                  81        1%         136        1%         324        5%
                                                      ---------   ------    ---------   ------    ---------   ------
Total revenues and Other Income                          11,340      100%       9,542      100%       6,439      100%

Costs and operating expenses:
  Interest and financing costs
   to financial institutions                              4,957       44%       5,598       59%       3,836       60%
  Interest and financing costs to stockholders              214        2%         387        4%         348        5%
  Depreciation and amortization                           1,547       14%         931       10%         665       10%
  Corporate selling, general and administrative           2,564       23%       1,536       16%       1,554       24%
  Impairment charge                                          91       --        1,000       10%         100        1%
                                                      ---------   ------    ---------   ------    ---------   ------
Total costs and operating expenses                        9,373       83%       9,452       99%       6,503      101%

                                                                Years Ended June 30,
                                          ---------------------------------------------------------------
                                                                       2001                  2000
                                                 2002               (Restated)            (Restated)
                                          ------------------    ------------------    -------------------
Income (loss) before income tax expense       1,967       17%          90        1%         (64)       (1)%
Income tax expense                            1,079        9%          71        1%          46        -- %
                                          ---------   ------    ---------   ------    ---------    ------
Net income (loss)                         $     888        7%   $      19       --%   $    (110)       (1)%
                                          =========   ======    =========   ======    =========    ======

Comparison of Year Ended June 30, 2002 to Year Ended June 30, 2001.

Interest income on model home direct financing arrangements for the year ended June 30, 2002, decreased $1,871,724 (39%) compared to the prior year period. The decreased revenue was primarily attributable to the interest income on the decreased number of model home direct financing arrangements. The direct financing arrangement balance, which amounted to $16,140,165 at June 30, 2002, compared to $34,502,977 at June 30, 2001. As of December 19, 2002, our portfolio of model homes is decreasing as a result of continued sales of these homes. We did not acquire any model homes during fiscal year 2002. Unless we are able to acquire additional inventory of model homes in the future our revenues from this business will decrease. We are currently negotiating with various builders to purchase additional model homes and expect to acquire the model homes in the near future.

Interest income relating to the options on residential real estate direct financing arrangements increased $3,842,253 (118%) from $3,264,599 for the year ended June 30, 2001 to $7,106,852 for the year ended June 30, 2002. The increase is attributable to the increase in residential real estate from $44,524,990 at June 30, 2001 to $62,020,542 at June 30, 2002.

Interest income on the multi-family residential property direct financing arrangement decreased $134,493 (14%) from $953,965 for the year ended June 30, 2001, to $819,472 for the year ended June 30, 2002. The decrease was the result of the implicit interest rate adjustment which reduced actual interest income under the arrangement. Also see Item 8 in this Form 10-K/A1, footnote 2(B) to the consolidated financial statements.

Gain on sale of model home properties under direct financing arrangements represents the gain resulting from the sales of our model homes. The increase of $16,467 (4%) from $377,392 from the year ended June 30, 2001 to $393,859 for the year ended June 30, 2002 is primarily attributable to the increase in the number of model homes sold. During the year ended June 30, 2002, we sold 80 model homes at an average price of $248,480, compared to 69 model homes at an average price of $260,101 for the prior year.

Sales of residential real estate increased by $40,530,642 for the year ended June 30, 2002 from $1,416,802 for the eyar ended June 30, 2001, to $41,947,444 for the year ended June 30, 2002. Since the residential real estate transactions are direct financing arrangements, the sales revenue and cost of sales have been netted in the consolidated statements of operations in Item 8 of this Form 10-K/A1. The sales revenue and cost of sales are typically the same amount. The strong housing market has resulted in our customers exercising their options at a rapid pace. The Company's residential real estate agreements have three distinct phases: 1. Acquisition of undeveloped property 2. Development of land and infrastructure 3. Sale of finished lots. During the acquisition and development phases, funds are being invested and revenue is being recognized as option income on residential real estate. As the lots are developed and our customers exercise their option to purchase the completed lots, sales are recognized. These transactions are direct financing arrangements. The option sales price is comprised of the acquisition cost of the land plus all contracted development work. The contract stipulates that the land will be purchased by the homebuilder at the contracted completed cost and therefore there is no gain or loss on the sale. As the land development nears completion, more lots are needed by the builder to build new homes. Over the life of the project, the Company recognizes increasing interest income on the option during development and when development slows down, increased sales and decreased interest income result.

Interest and financing costs to financial institutions decreased $640,857 (11%) for the year ended June 30, 2002, compared to the prior year period, primarily due to the decrease in loans utilized to purchase additional assets and lower interest rates.

Residual Value Insurance (RVI) indemnifies an insured against a loss that might occur if the proceeds of the sale of a properly maintained asset are less than that asset's insured residual value at a specific point in time. It protects against a decline in the market value of the property.

If we are unwilling or unable to obtain such insurance coverage, our cost of funds might increase. Some of the Company's lenders consider the insurance as a credit enhancement to the loan. Lack of the coverage will result in the Company being required to increase the amount of down payment (equity/investment) in a transaction and may have to pay a higher interest rate for the borrowed funds. In a typical transaction we were required to invest 5% of our own cash in the transaction with RVI coverage. Without RVI coverage, we will be required to invest 10%-15% of our own cash in the transaction (i.e. original loan amount $10 million - with RVI we would be required to invest 5% or $500,000 - without RVI we would be required to invest an additional 5%-10% or $500,000 to $1,000,000 instead of $500,000). This will result in a decrease in loan-to value ratios in our financing and we assume the risk of loss if the property is sold below our original acquisition cost.

RVI is obtained to insure 80% to 100% of the acquisition cost of the model homes as well as 80% to 100% of the fully developed cost of the residential real estate. In some cases, RVI even covers the cash flow - i.e. interest income on direct financing of model home arrangements and interest relating to the options on the residential real estate (this includes related homebuilder contractual obligations to the Company). The premiums are paid annually in advance by the Company and are non-refundable and not pro-ratable. They represent a percentage of the insured value. We understand that the premiums are based on numerous factors such as - perceived risk, allocation of statuary capital, and availability of similar coverage by other insurance companies and the feasibility of different financial models.

Insurance companies providing RVI coverage have suffered severe losses on automobiles, aircraft, aircraft engines and various other assets/properties. The losses reflected poor underwriting performance. The mandatory recognition by the insurance carriers of prior period reserve deficiencies as well as deteriorating investment results have resulted in higher premiums and fewer providers. As a result, some insurance companies have ceased providing RVI coverage primarily due to large "shock" losses which have caused both weaker and stronger insurance companies to retrench or withdraw from the market place leaving a limited number of insurance companies that are willing to provide such coverage. As a result of the limited number of insurance companies willing to provide the RVI coverage, the existing providers are able to increase their pricing for such coverage. In addition, due to the significant losses by these insurance companies in other segments, coverage terms and conditions have been more restrictive and the lack of competition and capacity has hampered the availability and significantly increased the pricing for such coverage. Cost of reinsurance coverage available to the primary insurers has dramatically increased due to the catastrophic losses associated with September 11, asbestos claims, class action lawsuits and adverse trends in other lines.

Further downgrades by the rating agencies of property and casualty insurance companies have led to their diminished presence in the commercial and specialty lines business segments and continue to result in increased premiums.

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

In the event that any and all of the providers are unwilling to pay a claim, we would have to bear the cost of litigation to collect the claim and not have the use of the funds for our operations until the litigation and potential appeals are resolved in our favor. In the event that any or all of the providers are unable to pay a claim, we are subject to that credit risk. We evaluate the financial condition of the provider prior to our acceptance of the credit enhancement but can not protect ourselves against downgrades by rating agencies or future losses by the providers.

Depreciation and amortization expense increased $616,194 (66%) from $930,942 for the year ended June 30, 2001, to $1,547,136 for the year ended June 30, 2002. The increase was due to the write off of deferred financing costs upon the sale of model homes. The net investment in model homes under direct financing arrangements decreased $18,362,812 (53%) from $34,502,977 at June 30, 2001 to
$16,140,165 at June 30, 2002.

Interest and financing costs to stockholders represents interest resulting from the actual interest rate on the stockholder loans and the fair value of warrants issued with the stockholder loans that is also accounted for as additional interest expense. The total interest expense decreased by $173,056 (45%) for the year ended June 30, 2002, due to a reduction in the interest related to the outstanding warrants. Warrants from prior years expired and additional warrants were not issued. For the year ended June 30, 2002, non-cash interest expense related to the warrants and interest expense related to the actual interest rate on the loans amounted to $98,668 and $115,362, respectively. For the year ended June 30, 2001, non-cash interest expense from the warrants and interest expense from the actual interest rate on the loans amounted to $269,142 and $117,944, respectively.

Corporate selling, general and administrative costs increased $1,028,224 (a 67% increase) from $1,536,118 for the year ended June 30, 2001, to $2,564,342 for the year ended June 30, 2002. These costs increased as a result of our re-audit of three years of financial statements, retention of experts to advise us on various accounting issues related to outstanding warrants and our reverse stock split (which issues are discussed above under "Part II, Item 5"), our retaining additional legal counsel and consultants applicable to the aforesaid issues, consulting fees of $70,470 paid during this period, termination fees pursuant to a settlement agreement between us and our former chief financial officer of $72,550, professional fees of $143,500 and moving costs of $35,697. Corporate selling, general and administrative costs as a percentage of total revenue increased compared to the prior year period by 7%.

Impairment charges decreased $908,878 (91%) from $1,000,000 for the year ended June 30, 2001 to $91,122 for the year ended June 30, 2002. During 2001, the Company recorded an impairment charge of $1,000,000 against a promissory note that originated from the sale of the net assets of Iron Eagle Contracting and Mechanical, Inc. in 1997. For the year ended June 30, 2002, the Company recorded an impairment charge of $91,122 against a commitment fee receivable from Dylan Tire Industries, LLC. Also see Item 8 in this Form 10-K/A1, footnote 4 to the consolidated financial statements.

Net income for the year ended June 30, 2002, was $887,730, compared to net income of $18,660 for the prior year period, an increase of $869,070 (4,657%). Net income as a percentage of total revenue increased due to the larger impairment charge recognized in our prior fiscal year.

Comparison of Year Ended June 30, 2001 to Year Ended June 30, 2000.

Interest income on model home direct financing arrangements decreased an immaterial amount from June 30, 2000 to June 30, 2001 due to the asset balances of model homes remaining consistent at June 30, 2001 and 2000.

Interest income relating to the options on residential real estate increased from -0- for the year ended June 30, 2000 to $3,264,599 for the year ended June 30, 2001. The Company did not have any residential real estate in 2000.

Gain on sale of model home properties under direct financing arrangements increased $53,582 (17%) from $323,810 for the year ended June 30, 2000 to $377,392 for the year ended June 30, 2001. During the year ended June 30, 2001, we sold 69 model homes at an average price of $260,131, compared to 76 model homes at an average price of $257,255 for the year ended June 30, 2000.

Sales of residential real estate increased from -0- for the year ended June 30, 2000 to $1,416,802 for the year ended June 30, 2001. The Company did not have any residential real estate during 2000. Also see comparison of residential real estate sales for the years ended June 30, 2002 and June 30, 2001.

Interest and financing costs to financial institutions increased $1,761,432 (or 46%) for the year ended June 30, 2001 compared to the prior year period, primarily due to the increase in loans utilized to purchase additional model homes and residential real estate.

Interest and financing costs to stockholders increased $39,206 (or 11%) due to additional borrowings from stockholders and new warrants being issued. Also see interest and financing costs to stockholders discussion for June 30, 2002 to June 30, 2001. For the year ended June 30, 2000, non-cash interest expense related to the warrants and interest expense related to the actual interest rate on the loans amounted to $235,660 and $112,220, respectively.

Corporate selling, general and administrative costs decreased $17,822 (a 1% decrease), from $1,553,940 for the year ended June 30, 2000, to $1,536,118 for the year ended June 30, 2001.

Net income for the year ended June 30, 2001 was $18,660, compared to a net loss of ($110,413) for the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

Funding for our operations has been provided by cash flow from operations, secured bank loans/financing as well as loans from our stockholders.

Our uses for cash during the year ended June 30, 2002, were for revenue producing asset acquisitions, interest, operating expenses, and redemption of Preferred Stock. We provided for our cash requirements from borrowings, the sale of model homes and residential real estate and other revenues. At June 30, 2002, we had approximately $21 million of unused, committed credit facilities available to us under existing revolving loan agreements, which is restricted for the use to acquire model homes and residential real estate in accordance with the terms of those agreements. These facilities expire through August 2003. We received a commitment for $15,700,000 from a new financial institution which will also be restricted to acquire residential real estate. The loan will bear interest based on 30 day LIBOR plus a premium. It is our policy not to incur costs from activation of new credit facilities unless and until needed. We believe that these sources of cash are sufficient to finance our working capital requirements and other needs for the next twelve months. However, as part of our ongoing business, we have constant discussions with financial institutions for increased credit facilities and with investment bankers and other financial institutions regarding private or public placement of our debt or equity securities. We constantly review financing availability in the capital markets. However, there are no definitive agreements in place for us to obtain any additional financing and no assurances can be provided that we will undertake any such action in the immediate future.

At June 30, 2002, we had notes payable in the amount of $1,909,200 due to stockholders , which arose from advances they have made to us. The notes are payable on demand and accrue interest at 9%, which interest is paid monthly. Interest related to the 9% coupon on stockholder notes payable totaled $115,361, $109,543 and $112,220 for the years ended June 30, 2002, 2001 and 2000, respectively. Additionally, we incurred non-cash interest expense relating to the issuance of warrants with the stockholder loan amounting to $98,668, $269,142 and $235,660 for the years ended June 30, 2002, 2001 and 2000, respectively. At June 30, 2002 and 2001, stockholder loans outstanding were $1,909,200 and $1,223,100, respectively.

COMMON STOCK REPURCHASE PROGRAM

During 2000, the Company implemented a common stock repurchase program. As of June 30, 2002, 10,368 (post reverse split) shares had been repurchased under this program at a cost of $457,999 or $44.17 per share, adjusted for our reverse stock split. We did not purchase any shares during our fiscal year ended June 30, 2002, and we do not anticipate implementing a new repurchase program. We are currently evaluating a tender offer for fractional and odd lot shares to reduce our costs but there are no assurances that we will undertake this activity in the near future, or at all.

IMPAIRMENT CHARGE

In March 2000, we set up a loss reserve of $100,000 against the promissory note, and have taken the remaining $1,000,000 non-cash charge during the year ended June 30, 2001 to write the carrying value of the note to 0. The amount of the write down was determined by evaluating the underlying value of the collateral and the difficulty anticipated in efforts to realize the value of such collateral securing the Note. We also evaluated cost of recovery, ongoing litigation costs, and other economic conditions and trends in making our determination. Actual losses could differ from our current estimate and will be reflected as adjustments in future financial statements. See "Part I, Item 3, Legal Proceedings" and "Item 8, Financial Statements and Supplementary Data."

CASH FLOWS

Year Ended June 30, 2002

Net cash provided by operating activities totaled $3,494,802 and was comprised of net income of $887,730, plus net adjustments for non-cash items of $1,885,711 plus a net change in other operating assets and liabilities of $721,361.

Net cash used in investing activities of $3,910,102 was comprised of investments in direct financing leases of $11,469,091, offset by $7,558,989 in proceeds from sales of direct financing leases.

Net cash used in financing activities totaled $2,769,924 and was comprised of net repayments of stockholders loans of $50,000, plus deferred financing costs of $1,705,208, plus purchase of treasury stock of $500,000, principal payments on mortgage payable of $459,716 and preferred distributions of $55,000.

Year Ended June 30, 2001

Net cash provided by operating activities totaled $1,861,971 and was comprised of net income of $18,660 plus net adjustments for non-cash items of $1,857,819, less a net change in other operating assets and liabilities of $14,508.

Net cash provided by investing activities of $2,624,384 was comprised of investment in capital expenditures of $9,513, $1,983,897 in proceeds from sales of direct financing leases, and proceeds from note receivable of $650,000.

Net cash used in financing activities of $1,951,264 was comprised of proceeds from mortgage payable of $416,645 plus net proceeds from stockholders loans of $81,680, offset by deferred financing costs of $948,012, plus purchases of treasury stock of $114,823, principle payments on mortgage payable of $1,301,754 and preferred distributions of $85,000.

Year Ended June 30, 2000

Net cash provided by operating activities totaled $704,196 and was comprised of a net loss of $110,413, plus net adjustments for non-cash items of $708,308, plus a net change in other operating assets and liabilities of $106,301.

Net cash provided by investing activities of $1,946,390 was comprised of investments in direct financing leases of $586,183 plus capital expenditures of $3,933, offset by $3,186,506 in proceeds from sales of direct financing leases, proceeds from note receivable of $350,000 less a loan advance of $1,000,000.

Net cash used in financing activities of $1,889,757 was comprised of principal payments on mortgages payable of $958,886, plus repayments of stockholders loans of $183,987, plus deferred financing costs of $566,494, plus purchases of treasury stock of $60,390, and preferred distributions of $120,000.


SEGMENT REPORTING

Segment Reporting - Statement of Financial Accounting Standards No. 131 ("FAS 131") "Disclosures about Segments of an Enterprise and Related Information" established standards for the manner in which public enterprises report information about operating segments. We have determined that our operations primarily involve one reportable segment, real estate financing arrangements.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have identified critical accounting policies that, as a result of judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operation involved, could result in material changes to our consolidated financial position or results of operations under different conditions or using different assumptions. The most critical accounting policies and estimates are:

> Estimated allowance for uncollectible accounts receivable;

> Estimate of the fair value of warrants issued in connection with stockholder loans;

> Estimates regarding ongoing litigation;

> Estimates of the fair value of financial instruments;

> Revenue recognition in accordance with SFAS No. 13, Accounting for Leases;

Details regarding our use of these policies and the related estimates are described in the accompanying consolidated financial statements as of June 30, 2002 and 2001 and for the years ended June 30, 2002, 2001 and 2000. During the year ended June 30, 2002, there have been no material changes to our critical accounting policies that impacted our consolidated financial condition or results of operations other than the correction of errors as discussed in footnote 1(Q) to our consolidated financial statements.

TRENDS

During our fiscal year ended June 30, 2002, our operations continued to accelerate. For the fiscal year ended June 30, 2002, total purchases of revenue producing assets were in excess of $59 million, compared to approximately $54 million for the year ended June 30, 2001. Monthly revenue from direct financing arrangements (model homes and residential real estate) outstanding at June 30, 2002, 2001, and 2000 were $955,000, $912,000, and $521,000, respectively. During our fiscal year ending June 30, 2003, we expect to continue to focus on improving our profitability and returns on our invested capital.

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

DEFLATION

Deflation is a persistent fall in the general price level of goods and services. Deflation is dangerous, however, more so even than inflation, when it reflects a sharp slump in demand, excess capacity and a shrinking money supply. Runaway deflation of this sort can be much more damaging than runaway inflation, because it creates a vicious spiral that is hard to escape. The expectation that prices will be lower tomorrow may encourage consumers to delay purchases, depressing demand and forcing firms to cut prices by even more. Falling prices also inflate the real burden of debt (that is, increase real interest rates) causing bankruptcy and bank failure. This makes deflation particularly dangerous for economies that have large amounts of corporate debt. Most serious of all, deflation can make monetary policy ineffective; nominal interest rates cannot be negative, so real rates can get stuck too high.

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

Terrorist attacks or acts of war may seriously harm our business. Terrorist attacks or acts of war may cause damage or disruption to our Company, our employees, our facilities and our customers, which could impact our revenues, costs and expenses, and financial condition. The terrorist attacks that took place in the United States on September 11, 2001, were unprecedented. The potential for future terrorist attacks has created many economic and political uncertainties, some of which may have additional material adverse affects on our business, results of operations, and financial condition.

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

There is a current crisis in the United States involving investor confidence due to financial statement fraud and restatement of other issuer financial statements. In response to a stream of business scandals that have decreased investor confidence, landmark corporate and accounting reform legislation has been passed by the US Congress this summer, including creation of the Public Company Accounting Oversight Board. Regulators are continuing the process of reworking accounting issues and policies that previously have been open to interpretation. We have not, nor do we believe that our clients have engaged in overly aggressive accounting strategies.

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

We also consider residual value insurance to be a risk factor. See RVI discussion in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Our operations are dependant on the continued efforts of our officers and executive management. Our ability to attract and retain business is significantly affected by relationships and the quality of service rendered. The loss of those key officers and members of executive management may cause a significant disruption to our business. Additionally, the loss of such key personnel could materially adversely affect our operations, including our ability to establish and maintain client relationships.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA






                        STRATEGIC CAPITAL RESOURCES, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF JUNE 30, 2002 AND 2001









                        STRATEGIC CAPITAL RESOURCES, INC.
                                AND SUBSIDIARIES



                                    CONTENTS


PAGE         F-2        INDEPENDENT AUDITORS' REPORT

PAGE         F-3        CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2002 AND 2001

PAGE         F-4        CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS
                        ENDED JUNE 30, 2002, 2001 AND 2000

PAGES     F-5 - F-6     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE
                        YEARS ENDED JUNE 30, 2002, 2001 AND 2000

PAGE         F-7        CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS
                        ENDED JUNE 30, 2002, 2001 AND 2000

PAGES     F-8 - F-22    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30,
                        2002, 2001 AND 2000

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

As more fully described in Note 1 of the notes to the consolidated financial statements, errors resulting in a net understatement of previously reported interest expense for the years ended June 30, 2001 and 2000 and an overstatement of interest income and income tax expense for the years ended June 30, 2002, 2001 and 2000 were discovered by management of the Company during 2002 and 2003. Accordingly, the consolidated balance sheets as of June 30, 2002 and 2001 and the statements of operations, stockholders' equity and cash flows for the years ended June 30, 2002, 2001 and 2000 have been restated to reflect corrections to previously reported amounts.

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



Weinberg & Company, P.A.
Certified Public Accountants

Boca Raton, Florida
November 27, 2002, except for Note 12 which is as of December 19, 2002 and Note
                   1(Q) which is as of May 9, 2003

               STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          AS OF JUNE 30, 2002 AND 2001
                          ----------------------------


                                     ASSETS
                                     ------
                                                                                                 2002            2001
                                                                                             (As Restated)   (As Restated)
                                                                                             ------------    ------------
REVENUE PRODUCING ASSETS
 Net investment in direct financing arrangements:
  Model homes                                                                                $ 16,140,165    $ 34,502,977
  Residential real estate                                                                      62,020,542      44,524,990
  Multi-family residential property                                                            10,010,585      10,116,600
                                                                                             ------------    ------------

        Total Revenue Producing Assets                                                         88,171,292      89,144,567
                                                                                             ------------    ------------

OTHER ASSETS
 Cash and cash equivalents                                                                        801,415       3,986,639
 Deferred charges, net                                                                            848,466         673,382
 Deferred income taxes                                                                             86,967         328,561
 Other                                                                                            758,923         754,519
                                                                                             ------------    ------------

        Total Other Assets                                                                      2,495,771       5,743,101
                                                                                             ------------    ------------


TOTAL ASSETS                                                                                 $ 90,667,063    $ 94,887,668
------------                                                                                 ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

LIABILITIES
 Mortgages and notes payable                                                                 $ 77,592,476    $ 83,351,379
 Accounts payable and accrued expenses                                                          1,739,401       1,055,764
 Unearned income                                                                                  173,038         368,003
 Current income taxes                                                                             237,093              --
 Deferred income taxes                                                                            615,035         420,000
 Stockholder loans                                                                              1,909,200       1,223,100
                                                                                             ------------    ------------
        Total Liabilities                                                                      82,266,243      86,418,246
                                                                                             ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Convertible preferred stock, $.01 par value, 5,000,000 shares authorized, 400,000 shares
  issued and outstanding in 2001                                                                       --           4,000
 Common stock, $.001 par value, 25,000,000 shares authorized, 87,560 shares issued and
  77,192 shares outstanding in 2002, 87,560 shares issued and 77,192 shares outstanding in
  2001                                                                                                 88              88
 Additional paid-in capital                                                                     8,847,616       9,744,948
 Treasury stock, 10,368 shares at cost                                                           (457,999)       (457,999)
 Retained earnings (deficit)                                                                       11,115        (821,615)
                                                                                             ------------    ------------


TOTAL STOCKHOLDERS' EQUITY                                                                      8,400,820       8,469,422
                                                                                             ------------    ------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $ 90,667,063    $ 94,887,668
------------------------------------------                                                   ============    ============

                 See notes to consolidated financial statements

               STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 2002, 2001 AND 2000
                ------------------------------------------------

                                                                   2002          2001           2000
                                                               (As Restated) (As Restated)  (As Restated)
                                                                -----------   -----------    -----------
REVENUES AND OTHER INCOME
 Interest income on direct financing arrangements:
  Model homes                                                   $ 2,938,599   $ 4,810,323    $ 4,842,346
  Residential real estate                                         7,106,852     3,264,599             --
  Multi-family residential property                                 819,472       953,965        948,702
 Gain on sale of model home properties under direct financing
 arrangements                                                       393,859       377,392        323,810
 Interest and other income                                           81,470       135,798        323,620
                                                                -----------   -----------    -----------
       Total Revenues and Other Income                           11,340,252     9,542,077      6,438,478
                                                                -----------   -----------    -----------

COSTS AND OPERATING EXPENSES
 Interest and financing costs to financial institutions           4,956,835     5,597,692      3,836,260
 Interest and financing costs to stockholders                       214,030       387,086        347,880
 Depreciation and amortization                                    1,547,136       930,942        664,751
 Corporate selling, general and administrative                    2,564,342     1,536,118      1,553,940
 Impairment charge                                                   91,122     1,000,000        100,000
                                                                -----------   -----------    -----------
       Total Costs and Operating Expenses                         9,373,465     9,451,838      6,502,831
                                                                -----------   -----------    -----------


INCOME (LOSS) BEFORE INCOME TAX EXPENSE                           1,966,787        90,239        (64,353)


INCOME TAX EXPENSE                                                1,079,057        71,579         46,060
                                                                -----------   -----------    -----------


NET INCOME (LOSS)                                                   887,730        18,660       (110,413)

PREFERRED STOCK DISTRIBUTIONS                                        55,000        85,000        120,000
                                                                -----------   -----------    -----------


INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS                 $   832,730   $   (66,340)   $  (230,413)
                                                                ===========   ===========    ===========

EARNINGS PER SHARE DATA:


Basic earnings (loss) per share                                 $     10.79   $      (.85)   $     (2.90)
                                                                ===========   ===========    ===========


Diluted earnings (loss) per share                               $     10.73   $      (.85)   $     (2.90)
                                                                ===========   ===========    ===========

                 See notes to consolidated financial statements

               STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 2002, 2001 AND 2000
                ------------------------------------------------


                    Preferred Stock           Common Stock          Additional       Treasury Stock         Retained
                ------------------------  ------------------------    Paid-In   -------------------------   Earnings
                  Shares       Amount       Shares       Amount       Capital     Shares        Amount      (Deficit)      Total
                -----------  -----------  -----------  -----------  ----------- -----------   -----------  -----------  -----------
Balance,
 July 1, 1999,
 as previously
 reported           400,000  $     4,000       85,060  $        85  $ 8,363,479      (5,541)  $  (282,786) $   351,308  $ 8,436,086

Prior period
 adjustment to
 account for
 financing
 warrants                --           --           --           --      876,170          --            --     (876,170)          --
                -----------  -----------  -----------  -----------  ----------- -----------   -----------  -----------  -----------

Balance,
 July 1, 1999
 (as restated)      400,000        4,000       85,060           85    9,239,649      (5,541)     (282,786)    (524,862)   8,436,086

Treasury
 stock
 purchased               --           --           --           --           --      (1,211)      (60,390)          --      (60,390)

Preferred
 distributions           --           --           --           --           --          --            --     (120,000)    (120,000)

Issuance of
 financing
 warrants                --           --           --           --      235,660          --            --           --      235,660

Net loss
 (as restated)
                         --           --           --           --           --          --            --     (110,413)    (110,413)
                -----------  -----------  -----------  -----------  ----------- -----------   -----------  -----------  -----------

Balance,
 June 30, 2000
 (as restated)      400,000        4,000       85,060           85    9,475,309      (6,752)     (343,176)    (755,275)   8,380,943

Treasury
 stock
 purchased               --           --           --           --           --      (3,616)     (114,823)          --     (114,823)

Financing
 warrants
 exercised               --           --        2,500            3          497          --            --           --          500

Preferred
 distributions           --           --           --           --           --          --            --      (85,000)     (85,000)

Issuance of
 financing
 warrants                --           --           --           --      269,142          --            --           --      269,142

Net income
 (as restated)
                         --           --           --           --           --          --            --       18,660       18,660
                -----------  -----------  -----------  -----------  ----------- -----------   -----------  -----------  -----------

                 See notes to consolidated financial statements

               STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 2002, 2001 AND 2000
                ------------------------------------------------


                    Preferred Stock           Common Stock         Additional       Treasury Stock          Retained
               ------------------------  ------------------------    Paid-In   ------------------------     Earnings
                  Shares      Amount        Shares       Amount      Capital     Shares       Amount        (Deficit)      Total
               -----------  -----------  -----------  -----------  ----------- -----------  -----------    -----------  -----------
Balance,
 June 30, 2001
 (as restated)     400,000        4,000       87,560           88    9,744,948     (10,368)    (457,999)      (821,615)   8,469,422

Preferred
 distributions          --           --           --           --           --          --           --        (55,000)     (55,000)

Preferred
 stock
 redemption       (400,000)      (4,000)          --           --     (996,000)         --           --             --   (1,000,000)

Issuance of
 financing
 warrants               --           --           --           --       98,668          --           --             --       98,668

Net income
 (as restated)
                        --           --           --           --           --          --           --        887,730      887,730
               -----------  -----------  -----------  -----------  ----------- -----------  -----------    -----------  -----------

BALANCE,
 JUNE 30, 2002
 (AS RESTATED)          --  $        --       87,560  $        88  $ 8,847,616 $   (10,368) $  (457,999)   $    11,115  $ 8,400,820
               ===========  ===========  ===========  ===========  =========== ===========  ===========    ===========  ===========

                 See notes to consolidated financial statements

               STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 2002, 2001 AND 2000
                ------------------------------------------------

                                                                                    2002           2001            2000
                                                                                (As Restated)  (As Restated)   (As Restated)
                                                                                ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income (loss)                                                              $    887,730    $     18,660    $   (110,413)
                                                                                ------------    ------------    ------------
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Amortization expense                                                             1,530,124         912,191         647,300
  Depreciation expense                                                                17,012          18,751          17,451
  Deferred income taxes                                                              436,629         (23,421)        (21,140)
  Gain on sale of model home properties under direct financing
    arrangements                                                                    (393,859)       (377,396)       (323,810)
  Impairment charge                                                                   91,122       1,000,000         100,000
  Interest expense from issuances of warrants                                         98,668         269,142         235,660
  Multi-family residential property interest expense                                 106,015          58,552          52,847
  Changes in operating assets and liabilities:
    (Increase) in other assets                                                        (4,404)       (418,554)       (241,746)
    Increase (decrease) in current income taxes                                      237,093          36,000          (9,800)
    Increase in accounts payable and accrued expenses                                683,637         356,897         169,236
    Increase (decrease) in unearned income                                          (194,965)         11,149         188,611
                                                                                ------------    ------------    ------------

            Total adjustments                                                      2,607,072       1,843,311         814,609
                                                                                ------------    ------------    ------------
        Net Cash Provided By Operating Activities                                  3,494,802       1,861,971         704,196
                                                                                ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Increase in investment in properties under direct financing arrangements:
  Model homes                                                                             --              --        (586,183)
  Residential real estate                                                        (11,469,091)             --              --
 Proceeds from sale of properties under direct financing arrangements:
  Model homes                                                                      1,878,105       1,913,058       3,186,506
  Residential real estate                                                          5,680,884          70,839              --
 Loan advance                                                                             --              --      (1,000,000)
 Proceeds from note receivable                                                            --         650,000         350,000
 Capital expenditures                                                                     --          (9,513)         (3,933)
                                                                                ------------    ------------    ------------
         Net Cash (Used In) Provided By Investing Activities                      (3,910,102)     (2,624,384)      1,946,390
                                                                                ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from mortgages and notes payable                                                --         416,645              --
 Principal payments on mortgages payable                                            (459,716)     (1,301,754)       (958,886)
 Deferred finance charges                                                         (1,705,208)       (948,012)       (566,494)
 Proceeds from stockholder loans                                                     435,000         353,680              --
 Repayments of stockholder loans                                                    (485,000)       (272,000)       (183,987)
 Preferred distributions                                                             (55,000)        (85,000)       (120,000)
 Redemption of preferred stock                                                      (500,000)             --              --
 Purchase of treasury stock                                                               --        (114,823)        (60,390)
                                                                                ------------    ------------    ------------
         Net Cash Used In Financing Activities                                    (2,769,924)     (1,951,264)     (1,889,757)
                                                                                ------------    ------------    ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                              (3,185,224)      2,535,091         760,829

CASH AND CASH EQUIVALENTS - BEGINNING                                              3,986,639       1,451,548         690,719
                                                                                ------------    ------------    ------------

CASH AND CASH EQUIVALENTS - ENDING                                              $    801,415    $  3,986,639    $  1,451,548
----------------------------------                                              ============    ============    ============

                 See notes to consolidated financial statements

               STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2002, 2001 AND 2000
                          ----------------------------

NOTE 1 DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------------------------------

(A) Description of Business
---------------------------

Strategic Capital Resources, Inc. and Subsidiaries (the "Company") provides specialized financing for major homebuilders and real estate developers ("clients") throughout the United States. These arrangements may take several forms which include direct financing leases, option agreements, or management agreements. Such arrangements may represent off-balance sheet transactions for the Company's clients.

The Company is engaged in such arrangements in three lines of business, consisting of one reportable segment, all with major homebuilders and real estate developers throughout the United States (See Note 2(A) and (B)):

1)   Fully furnished model homes.

2)   Residential real estate acquisition and development.

3)   Multi-family residential property.

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

(F) Use of Estimates
--------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(G) Fair Value of Financial Instruments
---------------------------------------

The carrying value of all financial instruments, including debt, accounts payable and accrued expenses, cash and temporary cash investments, approximates their fair value at year-end due to the relatively short duration of such instruments.

(H) Segment Reporting
---------------------

The Company determined that its operations involve one reportable segment, real estate financing arrangements.

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

A client owes the Company $668,000 for past due lease payments, real estate taxes, other operating costs under the leases, model home resale deficiencies as well as un-reimbursed costs and expenses. The receivable is included in other assets in the accompanying consolidated balance sheets. The client filed Chapter 11 bankruptcy reorganization in May 2002. The receivable is covered by surety bonds, other insurance, as well as a claim on the assets of the client. The Company has commenced the process of filing proofs of claim, making appropriate motions and taking other actions in the Bankruptcy Court to recover and receive lease payments, real estate taxes and other operating costs under the leases in addition to the outstanding balances. Management believes that the Company has sufficient insurance coverage and surety bonds to fully cover the amount due. Also See Note 2(A)).

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

(L) New Accounting Pronouncements
---------------------------------

The Financial Accounting Standards Board ("FASB") has recently issued several new Statements of Financial Accounting Standards ("SFAS"). Statement No. 141, "Business Combinations" supersedes Accounting Principles Board ("APB") Opinion No. 16 and various related pronouncements. Pursuant to the new guidance in Statement No. 141, all business combinations must be accounted for under the purchase method of accounting; the pooling-of-interests method is no longer permitted. SFAS 141 also establishes new rules concerning the recognition of goodwill and other intangible assets arising in a purchase business combination and requires disclosure of more information concerning a business combination in the period in which it is completed. This statement is generally effective for business combinations initiated on or after July 1, 2001.

Statement No. 142, "Goodwill and Other Intangible Assets" supercedes APB Opinion 17 and related interpretations. Statement No. 142 establishes new rules on accounting for the acquisition of intangible assets acquired in a business combination and the manner in which goodwill and all other intangibles should be accounted for subsequent to their initial recognition in a business combination accounted for under SFAS No. 141. Under SFAS No. 142, intangible assets should be recorded at fair value. Intangible assets with finite useful lives should be amortized over such period and those with indefinite lives should not be amortized. All intangible assets being amortized as well as those that are not, are both subject to review for potential impairment under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 142 also requires that goodwill arising in a business combination should not be amortized but is subject to impairment testing at the reporting unit level to which the goodwill was assigned to at the date of the business combination.

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

(N) Revenue Recognition and Concentration
-----------------------------------------

The Company accounts for its model homes and residential real estate development financing arrangements under the direct financing method of accounting prescribed under SFAS No. 13, Accounting for Leases. Under the direct financing method of accounting, the assets are recorded as an investment in direct financing arrangements and represent the minimum net payments receivable, including third-party guaranteed residuals, plus the un-guaranteed residual value of the assets, if any, less unearned income. Gain on sale of model home properties under direct financing arrangements is recorded at the time each model home property sale is closed and when title and possession have been transferred to the buyer.

Since the residential real estate transactions are financing arrangements in the form of purchase options, the Company recognizes the related interest income monthly. There is no gain from the sales of this real estate because the sales price equals the Company's cost. For the years ended June 30, 2002, 2001 and 2000, the Company sold $41,947,444, $1,416,802 and $0, respectively.

The Company accounts for its multi-family residential property arrangement as a direct financing arrangement. Interest income is recorded, as earned over the term of the agreement. Also see Note 2(B).

Since 2000, three of our major clients have represented a significant potion of our total revenues. Of our total revenues, one of these clients represents 57% of our revenues during 2002, 52% in 2001, and 57% in 2000. A second client represented 23% in 2002, 15% in 2001, and 22% of our revenues in 2000. A third client represented 11% of our total revenue in 2001.

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

               STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2002, 2001 AND 2000
                          ----------------------------

In 2002, the Board of Directors and a majority of the Company's stockholders approved a 200 for 1 reverse stock split of the outstanding shares of the Company's common stock, effective June 13, 2002. The Company's capital structure, weighted average common shares and earnings per share have been restated for all years presented to give retroactive effect to the reverse stock split.

The following is the calculation of basic and diluted earnings per share for the years ended June 30, 2002, 2001 and 2000:

                                                               For the Year Ended June 30,
                                                      --------------------------------------------
                                                          2002            2001            2000
                                                      (As Restated)   (As Restated)   (As Restated)
                                                      ------------    ------------    ------------
Earnings:

Net income (loss)                                     $    887,730    $     18,660    $   (110,413)

Dividends on preferred shares                              (55,000)        (85,000)       (120,000)
                                                      ------------    ------------    ------------


Income (loss) applicable to common stockholders       $    832,730    $    (66,340)   $   (230,413)
                                                      ============    ============    ============

Basic:

Income (loss) applicable to common stockholders       $    832,730    $    (66,340)   $   (230,413)
                                                      ============    ============    ============

Weighted average shares outstanding during the year         77,192          78,009          79,363
                                                      ============    ============    ============


Basic earnings (loss) per share                       $      10.79    $       (.85)   $      (2.90)
                                                      ============    ============    ============

Diluted:

Income (loss) applicable to common stockholders       $    832,730    $    (66,340)   $   (230,413)
                                                      ============    ============    ============

Weighted average shares outstanding during the year         77,192          78,009          79,363

Effect of dilutive securities:
 Stock options                                                 293              --              --
 Warrants                                                      110              --              --
                                                      ------------    ------------    ------------

Diluted weighted average shares outstanding                 77,595          78,009          79,363
                                                      ============    ============    ============

Diluted earnings (loss) per share                     $      10.73    $       (.85)   $      (2.90)
                                                      ============    ============    ============

Additionally, the Company's 400,000 shares of preferred stock were convertible into 400,000 shares of pre-split common stock at $2.50 per share. Such conversion has not been assumed for the years ended June 30, 2001 or 2000, since the effect on loss per share would be anti-dilutive. The preferred shares were redeemed during the year ended June 30, 2002 (See Note 8).

(P) Reclassifications
---------------------

Certain amounts have been reclassified in prior years to conform to the current year's presentation. Specifically, the proceeds from the sale of model homes under direct financing arrangements and the related costs have been reported as a net gain on the sale of model home properties under direct financing arrangements in the consolidated statements of operations.

In addition, sales of residential real estate under direct financing arrangements and the related costs which are typically the same amount are no longer reported as operating revenue and operating expense.

The multi-family operating expenses (property taxes, insurance and repairs) have been netted against the multi-family residential property interest income on direct financing arrangements.

               STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2002, 2001 AND 2000
                          ----------------------------

(Q) Restatement of Consolidated Financial Statements Resulting from the Correction of Errors
-----------------------------------------------------------------------

The accompanying consolidated balance sheets as of June 30, 2002 and 2001 and the consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 2002, 2001 and 2000 have been restated to correct errors resulting in the net understatement of interest expense and additional paid-in capital and the overstatement of interest income and income tax expense.

One of the errors resulted from the Company not recording the effects of detachable warrants issued with stockholder debt. Also see Notes 7 and 8(C). The effect of the error was to increase non-cash interest expense and decrease net income by $269,142 and $235,660 for 2001 and 2000, respectively. The effect of the error was to also increase additional paid-in capital by $1,380,972 at June 30, 2001.

The second error resulted from the Company's over-accrual of interest expense at June 30, 2001. The effect of the error was to decrease interest expense and increase net income by $98,395 for 2001. The effect of the error was to also increase retained earnings and decrease accrued expenses by $98,395 at June 30, 2001.

Additionally in May 2003, after consultation with the Securities and Exchange Commission, the Company's management discovered that it had not properly accounted for the implicit interest rate in the multi-family residential property agreement. As a result of the correction, interest income decreased by $106,015, $58,552 and $52,847 for the years ended June 30, 2002, 2001 and 2000, respectively. Additionally, income tax expense was reduced by $42,406, $23,421 and $21,140 for the years ended June 30, 2002, 2001 and 2000, respectively. The adjustment to interest income also resulted in a decrease to the net investment in the multi-family residential property by $106,015 and $111,399 at June 30, 2002 and 2001, respectively.

The net effect of the errors on income (loss) per share was to reduce previously reported earnings per share of $11.61, $.01 and $.00 for the years ended June 30, 2002, 2001 and 2000, respectively to an income (loss) per share of $10.79, $(.85) and $(2.90), respectively.

The retained earnings (deficit), additional paid-in capital, the net investment in multi-family residential property and the deferred tax asset in the June 30, 2002 and 2001 consolidated balance sheets, and the net income (loss), interest income and income tax expense in the consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 2002, 2001 and 2000 have been restated for the effects of the adjustments resulting from the correction of the errors.

NOTE 2 DIRECT FINANCING ARRANGEMENTS
------------------------------------

(A) Model Home Program
----------------------

The Company has entered into a series of direct financing arrangements with various major homebuilders and real estate developers that provide for monthly payments, which are negotiated on a per transaction basis and are designed to cover our debt service as well as to provide us positive cash flow. The monthly payments are recorded to interest income on direct financing arrangements in the accompanying consolidated statements of operations. In addition, under the terms of the agreements, all expenses arising during the term of the agreement are paid by the client including, but not limited to, utilities, homeowner association assessments, maintenance, insurance and real estate taxes.

The arrangements terminate only upon the sale of the model homes. In connection therewith, the Company has entered into net listing agreements with the real estate brokerage affiliates of some of the clients. Such agreements provide for commissions and incentives, which are negotiated on a per transaction basis. The sales price may not be less than the original purchase price unless the client elects to pay any deficiency at the closing.

All clients are required to provide a surety bond, letter of credit or equivalent financial instrument in order to insure their performance of their obligations. The financial instruments provided by clients have historically ranged from 5% to 110% of the Company's purchase price of the model homes.

Residual Value Insurance (RVI) is obtained to insure 80% -100% of the acquisition cost of the model homes. In some cases, the RVI covers the interest income derived from such direct financing arrangements and other homebuilder contractual obligations to the Company. The premiums are paid annually in advance and are non-refundable and not proratable. They are a percentage of the insured value.

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

The Company accounts for its model home transactions under the provisions of SFAS 13, Accounting for Leases. Since the Company has RVI for the model home transactions, the homes are considered direct financing arrangements rather than operating leases.

Approximately 35% of the Company's interest income on model home direct financing arrangements was derived from two homebuilders for the year ended June 30, 2002.

(B) Multi-Family Residential Property
-------------------------------------

On July 15, 1999, we purchased a 288 unit multi-family residential property in Jacksonville, Florida, for a purchase price of $10,227,999. The purchase price was paid as follows:

        Assumption of existing first mortgage           $     4,927,999
        New loan                                              5,300,000
                                                        ---------------

        Total Purchase Price                            $    10,227,999
                                                        ===============

At the time of purchase, the Company entered into a five-year management agreement with a non-affiliated independent management company. The management company is responsible for the operation of the property, retains all income from the property and is responsible for any losses. The Company receives a monthly fee comprised of the sum of the debt service to cover the assumed existing first mortgage ($43,365) plus required escrows for real estate taxes, property insurance and repair reserve, plus a 12% annual return on the $5,300,000 new loan. The escrow portion is variable based on changes in estimated expenses. The multi-family operating expenses (property taxes, insurance and repairs) have been netted against the multi-family interest income in the accompanying consolidated statements of operations. The Company's profit on the transaction arises from the difference between the 12% return and interest expense paid by the Company on its $5,300,000 loan. The management company receives the benefit of the property appreciation, rent and occupancy increases. The annual return is 11% for the first two years, 12% for year three and 13% for years four and five. The average return over the term of the agreement is 12%.

The management company has an option to purchase the property any time during the last four years of the agreement at an amount equal to the balance of the first mortgage plus an interest adjustment of $121,527, representing the difference between the 11% paid and the 12% due us, bearing interest of 12% since August 25, 2001, plus $5,300,000. If they fail to exercise the option, the management company is required to pay a balloon payment of $5,300,000 at the end of the five years. A performance bond, issued by an insurance company rated "AAA" by Moody's and Standard & Poors, in the amount of $8,335,000 has been obtained and paid for by the management company to insure the payment and performance of the management company. The performance bond insures the monthly payments by the management company and the $5,300,000 balloon payment at the end of the agreement.

The Company accounts for the multi-family residential property as a direct financing arrangement, in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 13, Accounting for Leases, because the agreement contains a bargain purchase option. In May 2003, after consultation with the Securities and Exchange Commission, the Company's management discovered that it had not properly accounted for the implicit interest rate in the agreement and has accounted for the prior period adjustment as a correction of error in the accompanying consolidated financial statements. Also see Note 1(Q).

SFAS No. 13 dictates the following accounting treatment for this transaction:
(1) Using the actual purchase price of $10,227,999, the bargain purchase option at the end of five (5) years of $4,330,902 and the minimum lease payments, an implicit interest rate of 10.295% is derived utilizing present value tables; (2) the implicit interest rate is then applied to the purchase price and an interest income stream is generated for the five (5) years; (3) the implicit amount is compared to the cash amount received (net of executory payments for taxes and insurances); (4) since the cash received is greater than the implicit interest, the excess is recorded as a reduction to the net investment in the accompanying consolidated balance sheets, resulting in a net investment of $10,010,585 and $10,116,600 at June 30, 2002 and 2001, respectively. The reduction to the net investment also results in an increase in a deferred tax asset, since the reduction is being recognized for book purposes and not for tax purposes.

               STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2002, 2001 AND 2000
                          ----------------------------

The table below reflects the change to the results previously reported.

                                     Implicit        Reduction
       Fiscal                        Interest         to Net        Blended      Deferred      Net Decrease
        Year       Cash Received      Income         Investment     Tax Rate    Tax Benefit    To Earnings
     -----------   -------------   -------------    ------------   -----------  -----------   -------------
     6/30/2000     $   1,103,386   $   1,050,539    $     52,847       40.0%    $    21,140   $      31,707
     6/30/2001         1,103,386       1,044,834          58,552       40.0%         23,421          35,131
     6/30/2002         1,143,136       1,037,121         106,015       40.0%         42,406          63,609
                   -------------   -------------    ------------                -----------   -------------

     Total         $   3,349,908   $   3,132,494    $    217,414                $    86,967   $     130,447
                   =============   =============    ============                ===========   =============

(C) Residential Real Estate Acquisition and Development Arrangements

The Company purchases parcels of residential real estate selected by homebuilders from third parties. The parcels of land may require entitlement and development or consist of finished lots. The Company simultaneously enters into a fixed price development agreement to develop the parcels of land and in all cases the Company requires the developer to provide completion bonds for some or all work by a surety company acceptable to the Company. The Company enters into these transactions with funding from banks and these loans are secured by specific assets of the Company. As development occurs, the Company retains ownership of the developed real estate. The Company approves draw requests paid to the developer under the development agreements. The Company or their banks fund the draw. If the Company funds the draws, the banks reimburse the Company upon request. An exclusive option to purchase agreement is entered into with the homebuilder simultaneously with the land acquisition and development contract. The terms and conditions of each transaction are project-specific (interest rate on the option, term, takedown schedule, etc.) The interest rate on the option is negotiated with each client. It is based on the credit of the client, estimated duration and size of the project and interest rates in effect at the time. The interest rate on the option is a fixed percentage, is non-refundable, is payable monthly in advance by the homebuilder and is fully earned. The interest rate on the option is calculated by applying the fixed percentage to the Company's net investment in the real estate (cost of the land plus development cost incurred less options exercised by the homebuilder). Our financing agreements with our lenders may call for a fixed interest rate or variable rate. These factors are all considered during negotiations to maintain the Company's profit margins.

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

We grant our clients an option to acquire finished lots in staged takedowns. In consideration for the option we receive a deposit in the form of a performance bond or a letter of credit equal to 20% or less of the total purchase price as well as an option maintenance fee which is payable monthly in advance. The option fees are fully earned when paid and non-refundable. The client has the right to terminate their obligations under the option agreements by foregoing the deposit, paying for the finished lots exercised and any other penalties provided for in the agreements. We have legal title to these assets. If the client terminated the agreements we have the risk of a decline in the market value of the property.

RVI is obtained to insure 80% -100% of the fully developed cost of the residential real estate. In some cases, the RVI covers the option income derived from such development arrangements and other homebuilder contractual obligations to the Company. The premiums are paid annually in advance and are non-refundable and not proratable. They are a percentage of the insured value.

Approximately 90% of the interest income relating to the options on residential real estate was derived from two homebuilders for the year ended June 30, 2002.


NOTE 3 NET INVESTMENT IN DIRECT FINANCING ARRANGEMENTS
------------------------------------------------------

The components of the net investment in direct financing arrangements are as follows:

                                                               June 30,
                                                       -------------------------
                                                          2002          2001
                                                       -----------   -----------


Gross investment in direct financing arrangements      $88,171,292   $89,144,567
Less: unearned income                                      173,038       368,003
                                                       -----------   -----------

Total net investment in direct financing arrangements  $87,998,254   $88,776,564
                                                       ===========   ===========

               STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2002, 2001 AND 2000
                          ----------------------------

NOTE 4 IMPAIRMENT CHARGES
-------------------------

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

During the years ended June 30, 2001 and 2000, the Company took impairment charges of $1,000,000 and $100,000, respectively on the promissory note. The amount of the write-down was determined by evaluating the underlying value of the collateral, the cost of recovery, ongoing litigation costs and the difficulty in realizing the collateral securing the promissory note. Actual losses could differ from our current estimate and will be reflected as adjustments in future financial statements.

During May 2000, we, along with FPE Funding, LLC ("FPE") filed a complaint entitled "In the case of Strategic Capital Resources, Inc. and FPE Funding, LLC
v. Dylan Tire Industries, LLC, Dylan Custom Mixing, LLC; Mid-American Machine and Equipment, LLC f/k/a/ Mid-American Tire and Machine, LLC; GMAC Commercial Credit, LLC; Robert C. Liddon, Trustee; Mary Aronov, Trustee; David Feingold; John Tindal; Brett Morehouse; Johnny Guy; Shan Sutherland; and Pirelli Tire LLC," Chancery Court for Davidson County, Tennessee, Case No. 00-1296-III, against the referenced defendants alleging, among other things, breach of contract, fraud, and civil conspiracy, arising from the breach of a sale and leaseback commitment for which we procured funding and under which FPE was to be the owner/lessor of a manufacturing facility.

The defendants/counter-plaintiffs, Dylan Tire Industries, LLC, Mid-American Machine and Equipment, LLC and Dylan Custom Mixing, LLC have filed a counterclaim, seeking unspecified consequential damages "estimated to exceed $500,000" for alleged breach of a loan commitment issued by the Company. The basis of the claim is that the Company allegedly failed to honor its commitment to lend for the acquisition of a manufacturing facility, resulting in damages to the defendants/counter-plaintiffs, who borrowed the money directly from the Company's lender at allegedly a greater cost and who allegedly had to pay a greater price for the facility as a result of the alleged delay in the closing. The Company believes the counterclaim is without merit and will vigorously defend itself. As such, there is no accrual in the accompanying consolidated balance sheets.

The Company's claims were substantially dismissed by the lower court and affirmed by the appellate court. The Company has appealed to the Tennessee Supreme Court and have additional claims that have not as yet been filed pending the appeal outcome. The company recorded a receivable from Dylan Tire Industries, LLC for a commitment fee of approximately $180,000. As a result of the uncertainty regarding collection of the receivable, the Company has impaired the entire balance. For the year ended June 30, 2002, the Company recorded an impairment charge for the receivable amounting to $91,122.

NOTE 5 DEFERRED CHARGES
-----------------------

Deferred charges consist of the following:

                                                               June 30,
                                                      --------------------------
                                                        2002              2001
                                                      --------          --------

Deferred finance charges                              $848,466          $611,222
Deferred offering costs                                     --            62,160
                                                      --------          --------

                                                      $848,466          $673,382
                                                      ========          ========

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


NOTE 6 MORTGAGES AND NOTES PAYABLE
----------------------------------

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

At June 30, 2002, maturities of mortgages and notes payable are as follows:

               Year ending June 30, 2003                   $   8,608,912
               Year ending June 30, 2004                      60,582,454
               Year ending June 30, 2005                       4,450,752
               Year ending June 30, 2006                         212,509
               Year ending June 30, 2007                         230,055
                      Thereafter                               3,507,794
                                                           -------------

                                                           $  77,592,476
                                                           =============

NOTE 7 STOCKHOLDER LOANS PAYABLE
--------------------------------

Stockholder loans payable arose from advances various stockholders made to the Company. The loans are payable on demand, bearing interest at 9%, which is payable monthly. Interest on stockholder loans payable totaled $115,361 for the year ended June 30, 2002, $109,653 for the year ended June 30, 2001, and $112,220 for the year ended June 30, 2000. Management believes that the loans from stockholders were made on equal or better terms than were available elsewhere. During the years ended June 30, 2002, 2001, and 2000, the Company issued a total of 5,366, 7,460, and 5,730 detachable warrants, respectively, to stockholders who had made loans to the Company. The Company does not believe that the detachable warrants are embedded derivatives under the provisions of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and therefore accounted for the detachable warrants in accordance with APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. In accordance with APB 14, the Company apportioned fair value (see below) to the warrants using the Black-Scholes pricing model. Fair value was determined using the closing market prices of the Company's common stock on the grant date. The fair value of the warrants on the date of grant was treated as additional interest expense in the year of grant since the stockholder loans are due on demand. In the past, the Company did not account for the grants of the warrants. The Company is currently accounting for the warrants as a correction of an error in the accompanying consolidated financial statements (See Note 1(Q)). The additional non-cash interest expense resulting from the accounting for the warrants amounted to $98,668, $269,142 and $235,660 for the years ended June 30, 2002, 2001 and 2000, respectively.

A note for $500,000 was issued to a stockholder in partial payment for redemption of the convertible preferred stock. The note bears interest of 6% payable monthly; $250,000 is due July 1, 2003 and $250,000 on July 1, 2004. (See
Note 8(A)).

NOTE 8 STOCKHOLDERS' EQUITY
---------------------------

(A) Convertible Preferred Stock
-------------------------------

At June 30, 2001, the Company had 400,000 shares of its 6%, $.01 par value participating convertible preferred stock outstanding. During June 2002, the 400,000 outstanding shares of preferred stock were redeemed for $1,000,000 ($2.50 per share), the original sales price amount received on issuance. A note for $500,000 was issued and a cash payment of $500,000 was paid to the preferred stockholders (See Note 7).

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

(C) Warrants
------------

The following is a summary of warrant transactions during the years ended June 30, 2002, 2001 and 2000 (also See Note 7):

                                            Number of Shares of
                                               Common Stock         Weighted
                                                Underlying           Average
                                                 Warrants         Exercise Price
                                              ---------------    ---------------

Outstanding at July 1, 1999                            27,930    $         46.51

Issued                                                  5,730    $         47.95
Expired                                                (5,130)   $         30.34
                                              ---------------

Outstanding at June 30, 2000                           28,530    $         49.71

Issued                                                  7,460    $         34.86
Exercised                                              (2,500)   $          0.20
Expired                                               (10,505)   $         53.74
                                              ---------------

Outstanding at June 30, 2001                           22,985    $         48.43

Issued                                                  5,366    $         31.43
Cancelled/Expired                                     (10,146)   $         58.73
                                              ---------------

Exercisable and outstanding at June 30, 2002           18,205    $         37.68
                                              ===============

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

The following is a summary of option transactions during the years ended June 30, 2002, 2001 and 2000:

                                                 Number of      Weighted Average
                                                   Shares        Exercise Price
                                               --------------    ---------------

Outstanding at July 1, 1999                            16,875    $        52.00

Granted - November 1999                                 3,875    $        58.00
Cancelled / Expired                                    (2,250)            56.00
                                               --------------

Outstanding at June 30, 2000                           18,500    $        52.00

Granted - December 2000                                 3,750    $        32.00
Cancelled / Expired                                    (1,500)   $        60.00
                                               --------------

Outstanding at June 30, 2001                           20,750    $        52.00

Granted - October 2001                                  3,000    $        26.00
Cancelled / Expired                                   (11,250)   $        44.00
                                               --------------

Exercisable and outstanding at June 30, 2002           12,500    $        46.00
                                               ==============

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

(E) Common Stock Repurchase Program
-----------------------------------

During 2000, the Company implemented a common stock repurchase program. As of June 30, 2002, 10,368 (post reverse split) shares had been repurchased under this program at a cost of $457,999 or $44.17 per share, adjusted for our reverse stock split. We did not purchase any shares during our fiscal year ended June 30, 2002, and we do not anticipate implementing as new repurchase program. We are currently evaluating a tender offer for fractional and odd lot shares to reduce our costs but there are no assurances that we will undertake this activity in the near future or at all.

NOTE 9 INCOME TAXES
-------------------

The Company's effective tax rates for the years ended June 30, 2002, 2001 and 2000 were 54.9%, 79.3% and 71.6%, respectively.

The provision for income taxes for each of the three years ended June 30 was as follows:

                                                For the Year Ended June 30,
                                          --------------------------------------
                                             2002          2001          2000
                                          ----------    ----------    ----------
Current:
 Federal                                  $  433,250    $       --    $       --
 State                                       209,213            --            --

Deferred:
 Federal                                     337,955        51,593        32,432
 State                                        98,639        19,986        13,628
                                          ----------    ----------    ----------

Total provision for income taxes          $1,079,057    $   71,579    $   46,060
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

               STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2002, 2001 AND 2000
                          ----------------------------

The components of the deferred income tax assets and liabilities are as follows:

                                                          2002                          2001
                                              ----------------------------   ---------------------------
                                              Deferred Tax    Deferred Tax   Deferred Tax   Deferred Tax
                                                 Assets       Liabilities       Assets      Liabilities
                                              ------------    ------------   ------------   ------------
Deferred income taxes, current:
Operating loss and credit carryforwards       $         --    $         --   $    284,000   $         --
Prepaid and deferred charges                            --         235,152             --             --
Implicit interest for multi-family property         86,967              --             --             --
                                              ------------    ------------   ------------   ------------
Total Current                                       86,967         235,152        284,000             --
                                              ------------    ------------   ------------   ------------

Net Current                                         86,967         235,152        284,000             --
                                              ------------    ------------   ------------   ------------

Deferred income taxes, non-current:
Accumulated depreciation                                --         379,883             --        420,000
Interest from issuances of warrants                591,856              --        469,527             --
Implicit interest for multi-family property             --              --         44,561             --
Operating loss and credit carryforwards                 --              --             --             --
                                              ------------    ------------   ------------   ------------


Total Long-Term                                    591,856         379,883        514,088        420,000

Valuation allowance                               (591,856)             --        469,527             --
                                              ------------    ------------   ------------   ------------
Net Long-Term                                           --         379,883         44,561        420,000
                                              ------------    ------------   ------------   ------------


Net Deferred Tax Assets/Liabilities           $     86,967    $    615,035   $    328,561   $    420,000
                                              ============    ============   ============   ============

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance at June 30, 2002 and 2001 is related to deferred tax assets on interest expense from issuances of warrants. The warrants must be exercised in order to generate sufficient future taxable income to realize the deferred tax assets. Management believes it is more likely than not that these warrants will never be exercised.

The following is a reconciliation of the federal statutory income tax amount on income to the provision for income taxes:

                                                        For the Year Ended June 30,
                                                -----------------------------------------
                                                   2002           2001            2000
                                                -----------    -----------    -----------
Federal statutory income tax (benefit) at 34%   $   668,708    $    30,681    $   (21,880)
State tax cost, net of federal tax benefit          253,065         91,440         89,602
Depreciation - current                             (295,136)      (404,753)      (399,412)
Gain on sales                                       399,538        190,680        237,000
Gain on future sales - net of depreciation          (40,000)        95,876         (2,300)
Bad debt allowance                                       --        (40,000)        40,000
Interest from issuances of warrants                  39,466        107,655         94,264
Other                                                53,416             --          9,286
Net operating loss                                       --             --           (500)
                                                -----------    -----------    -----------
Total provision for income taxes                $ 1,079,057    $    71,579    $    46,060
                                                ===========    ===========    ===========

NOTE 10 SUPPLEMENTAL CASH FLOW INFORMATION
------------------------------------------

The Company's non-cash investing and financing activities were as follows:

During the years ended June 30, 2002, 2001, and 2000, the Company acquired revenue producing assets at a cost of $59,442,998, $53,776,277, and $35,953,868, respectively. Such purchases were financed as follows:

               STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2002, 2001 AND 2000
                          ----------------------------

                                                   For the Year Ended June 30,
                                         --------------------------------------------
                                             2002            2001            2000
                                         ------------    ------------    ------------
Revenue producing assets                 $ 59,442,998    $ 53,776,277    $ 35,953,868
Bank borrowings                           (47,973,907)    (53,776,277)    (35,367,685)
                                         ------------    ------------    ------------

Investment in revenue producing assets   $ 11,469,091    $         --    $    586,183
                                         ============    ============    ============

During the years ended June 30, 2002, 2001 and 2000, the Company sold revenue producing assets and also paid down the related debt. The sales and related debt pay down are as follows:


     Model Home Sales                               For the Year Ended June 30,
     ----------------                    --------------------------------------------
                                             2002            2001            2000
                                         ------------    ------------    ------------
Model home sales proceeds                $ 18,828,378    $ 15,506,805    $ 19,901,534
Debt payments                             (16,950,273)    (13,593,747)    (16,715,028)
                                         ------------    ------------    ------------

Net proceeds                             $  1,878,105    $  1,913,058    $  3,186,506
                                         ============    ============    ============


     Residential Real Estate Sales                  For the Year Ended June 30,
     -----------------------------       --------------------------------------------
                                             2002            2001            2000
                                         ------------    ------------    ------------

Residential real estate sales proceeds   $ 41,947,444    $  1,416,802    $         --
Debt payments                             (36,266,560)     (1,345,963)            (--)
                                         ------------    ------------    ------------

Net proceeds                             $  5,680,884    $     70,839    $         --
                                         ============    ============    ============

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
                                                                    ===========

NOTE 11 COMMITMENTS AND CONTINGENCIES
-------------------------------------

(A) Lease Agreement
-------------------

The Company leases its office space under a non-cancelable operating lease for a five-year term ending in March 2007. Rent expense for the years ended June 30, 2002, 2001 and 2000, was $68,539, $85,972, and $75,015 respectively. The following is a schedule of future minimum lease payments:

                     Year Ending:
                     ------------
                     June 30, 2003                 $    65,062
                     June 30, 2004                      66,780
                     June 30, 2005                      68,566
                     June 30, 2006                      70,424
                     June 30, 2007                      50,555
                                                   -----------

                                                   $   321,387
                                                   ===========

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

(F) Legal Proceedings
---------------------

BankAtlantic Bankcorp, Inc.
15th Judicial Circuit Court, Palm beach County, Florida
Case No. CL 98-11662-AG

The Company filed suit against BankAtlantic Bancorp., Inc. and BankAtlantic, a federal savings bank, in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida by complaint dated December 30, 1998. The complaint charges a breach of fiduciary duty and seeks unspecified damages in that the defendant undertook to act as agent or broker in connection with obtaining a $200 million loan facility, relating to a sale and lease back program for a major, publicly-traded national builder. Rather than complete the financing transaction, the complaint alleges economic opportunity was usurped by defendant and entered into an agreement directly with the builder, utilizing, inter alia, the terms of the Company's program. This matter is in the early stages of discovery. Since this represents a potential contingent gain for the Company, there are no receivable amounts recorded in the accompanying consolidated balance sheets.

Star Insurance Company v. Strategic Capital Resources, Inc.
15th Judicial Court, Palm beach County, Florida
Case No. CL 00-433 AD

This is an action on an indemnity bond. Discovery commenced, but is not completed. Mediation, which was conducted on August 13, 2002, has been adjourned. Plaintiff has not been vigorously prosecuting this action. Defendant will vigorously defend this action if and when the plaintiff proceeds. Due to the uncertainties of litigation, we are unable to evaluate the likelihood of an unfavorable outcome or estimate the amount of range of potential loss. This matter has been referred by the court for mediation to see if the parties can settle the case. The Company is mediating with the plaintiff to settle the case but there is no assurance that the settlement will occur. As such there are no accruals in the accompanying consolidated balance sheet at June 30, 2002 for this matter.

               STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2002, 2001 AND 2000
                          ----------------------------

We are not presently involved in any other material litigation nor, to our knowledge, is any other material litigation threatened against us or any of our business properties, other than routine litigation arising in the ordinary course of business.

NOTE 12 SUBSEQUENT EVENTS
-------------------------

(A) Model Home Program
----------------------

From July 1, 2002 through December 19, 2002, the Company sold nine model homes, underlying the direct financing leases at an aggregate sales price of $1,988,690. These models were acquired at an aggregate cost of $1,863,685.

The Company also has contracts pending on eight model homes at an aggregate sales price of $1,933,456, which were acquired at an aggregate cost of $1,649,446.

(B) Residential Real Estate Acquisition and Development
-------------------------------------------------------

From July 1, 2002 through December 19, 2002 , the Company paid development costs in the amount of approximately $7,524,781 and had sales of finished lots in the amount of approximately $24,275,533.

(C) Amendment to Warrant Agreements
-----------------------------------

The agreements for the detachable warrants issued in connection with loans from stockholders included a provision that the number of shares exercisable and the exercise price were not to be affected by reverse splits. On December 12, 2002, with the approval of the warrant holders and the Board of Directors, the Company amended the warrant agreements effective as of the date of the reverse split (June 13, 2002), to have the number of shares and exercise prices be effectuated by the reverse stock split. As such, all disclosures relating to the warrants and diluted earnings per share in the accompanying consolidated financial statements and footnotes have been restated to reflect the amendment (See Notes 7 and 8(C)). As a result of the warrants being affected by the reverse stock split, the number of outstanding warrants was decreased from 3,641,000 to 18,205 and the weighted average exercise price of the warrants increased from $.19 to $37.68.

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

                           SUMMARY COMPENSATION TABLE

                                        ANNUAL COMPENSATION          LONG TERM COMPENSATION
                                  -----------------------------  -------------------------------
                                                                         Awards          Payouts
                                                                 ----------------------  -------
                                                          Other              Securities
                                                         Annual  Restricted  Underlying           All Other
        Name and                                         Compen     Stock     Options/    LTIP     Compen-
   Principal Position       Year    Salary     Bonus     sation    Award(s)   SAR's (2)  Payouts  sation (3)
  --------------------      ----  --------- -----------  ------  ----------  ----------  -------  ----------
David Miller,               2002  $371,127  $132,355(1)    (1)      $ 0             --     N/A      $ 5,100
Chairman of the Board,      2001  $308,115  $ 59,319(1)    (1)      $ 0        200,000     N/A      $12,836
President, Chief Executive  2000  $291,098  $ 50,262(1)    (1)      $ 0        200,000     N/A      $ 4,037
Officer and Director

John Kushay, (4)            2002  $191,469        --       --       $ 0             --     N/A           --
Treasurer, Chief Financial  2001  $115,617  $ 11,011(1)    (1)      $ 0        100,000     N/A      $ 4,661
Officer, Vice President     2000  $107,030  $ 16,362(1)    (1)      $ 0        100,000     N/A      $ 1,067
and Director

-------------------------------------
(1) Includes prerequisites and other personal benefits unless the aggregate amount is less than either $50,000 or 10% of the total of annual salary and bonus reported for the named executive officer.
(2)  We do not have a stock appreciation  right ("SAR") program.
(3)  Represents contributions made by us to our 401(k) plan and auto allowances.
(4)  Mr. Kushay resigned his positions with us in April 2002.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

In June 2002, we also issued a note for $500,000 to our Chairman, David Miller, in partial payment for our redemption of our convertible preferred stock. The note bears interest of 6% payable monthly. $250,000 is due July 1, 2003 and $250,000 is due on July 1, 2004. See "Part II, Item 8, Financial Statements and Supplementary Data" and Note 8(A) thereto.

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

                        STRATEGIC CAPITAL RESOURCES, INC.





                                By: /s/ DAVID MILLER
                                    ------------------------------------------
                                    David Miller, President, CEO,
                                    and Chairman of the Board


                                By: /s/ CARY GREENBERG
                                    ------------------------------------------
                                    Cary Greenberg, Treasurer, Chief Financial
                                    Officer and Chief Accounting Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ DAVID MILLER                                     Dated: June 12, 2003
-----------------------------------
David Miller, Director

/s/ SAMUEL G. WEISS                                  Dated: June 12, 2003
-----------------------------------
Samuel G. Weiss, Director

/s/ RALPH WILSON                                     Dated: June 12, 2003
-----------------------------------
Ralph Wilson, Director

/s/ JOHN H. ROACH, JR.                               Dated: June 12, 2003
-----------------------------------
John H. Roach, Jr., Director

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





Dated: June 12, 2003                         /s/ DAVID MILLER
                                             -----------------------------------
                                             Chief Executive Officer


Dated: June 12, 2003                         /s/ CARY GREENBERG
                                             -----------------------------------
                                             Chief Financial Officer