Form 10-Q/A
period 2002-09-30
STRATEGIC CAPITAL RESOURCES INC
filed 2003-06-24
CIK 1009416

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-Q/A2

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
                        ---------------------------------
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

                                 (561) 558-0165
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

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



                                      INDEX

Part I        FINANCIAL INFORMATION

     Item 1.  Financial Statements                                   Page Number

              Condensed Consolidated Balance Sheets as of                 3
              September 30, 2002 (unaudited) and June 30, 2002

              Condensed Consolidated Statements of Income                 4
              for the three months ended September 30, 2002 and 2001 (unaudited)

              Condensed Consolidated Statements of Cash Flows for         5
              the three months ended September 30, 2002 and 2001
              (unaudited)

              Notes to Condensed Consolidated Financial Statements      6-18
              (unaudited)

     Item 2.  Management's Discussion and Analysis of Financial        19-26
              Condition and Results of Operations

     Item 3.  Quantitative and Qualitative Disclosures About             26
              Market Risk

     Item 4.  Controls and Procedures                                    26

Part II.      OTHER INFORMATION                                        27-29

              SIGNATURES AND CERTIFICATIONS                            30-33

                              STRATEGIC CAPITAL RESOURCES, INC.
                               PART I. - FINANCIAL INFORMATION

Item 1 - Financial Statements

                            CONDENSED CONSOLIDATED BALANCE SHEETS

                                           ASSETS



                                                                September 30,     June 30,
                                                                    2002            2002
                                                                (As Restated)   (As Restated)
                                                                ------------    ------------
                                                                 (Unaudited)
Revenue producing assets:
  Net investment in direct financing arrangements:
     Model homes                                                $ 16,005,515    $ 16,140,165
     Residential real estate                                      57,132,477      62,020,542
     Multi-family residential property                             9,978,868      10,010,585
                                                                ------------    ------------
       Total revenue producing assets                             83,116,860      88,171,292
                                                                ------------    ------------

Other assets:
  Cash and cash equivalents                                        1,086,399         801,415
  Deferred charges                                                   743,032         848,466
  Deferred income taxes                                               99,653          86,967
  Other                                                              864,976         758,923
                                                                ------------    ------------
      Total other assets                                           2,794,060       2,495,771
                                                                ------------    ------------
TOTAL ASSETS                                                    $ 85,910,920    $ 90,667,063
                                                                ============    ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Mortgages and notes payable                                   $ 72,424,738    $ 77,592,476
  Accounts payable and accrued expenses                            2,088,400       1,739,401
  Unearned income                                                    176,539         173,038
  Income taxes                                                       717,126         852,128
  Stockholder loans                                                1,909,200       1,909,200
                                                                ------------    ------------
      Total liabilities                                           77,316,003      82,266,243
                                                                ------------    ------------

STOCKHOLDERS' EQUITY:

  Common stock, $.001 par value, 25,000,000 shares authorized
  87,560 issued, 77,192 outstanding                                       88              88
  Additional paid-in capital                                       8,847,616       8,847,616
  Treasury stock, 10,368 shares at cost                             (457,999)       (457,999)
  Retained earnings                                                  205,212          11,115
                                                                ------------    ------------
      Total stockholders' equity                                   8,594,917       8,400,820
                                                                ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 85,910,920    $ 90,667,063
                                                                ============    ============


See accompanying Notes to Condensed Consolidated Financial Statements

                          STRATEGIC CAPITAL RESOURCES, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               For The Three Months Ended September 30, 2002 and 2001
                                     (Unaudited)



                                                             2002           2001
                                                         (As Restated)  (As Restated)
                                                         ------------   ------------
Revenues and other income:

 Interest income on direct financing arrangements:
   Model homes                                           $    436,847   $    888,476
   Residential real estate                                  1,813,735      1,511,456
   Multi-family residential property                          226,520        235,710
 Gain on sale of model home properties under direct
   financing arrangements                                       7,952        132,122
 Interest and other income                                      8,780         27,256

   Total revenue and other income                           2,493,834      2,795,020
                                                         ------------   ------------
Costs and operating expenses:
   Interest and financing costs to
    financial institutions                                  1,054,074      1,384,081
   Interest and financing costs to
    Stockholders                                               34,364         27,873
   Depreciation and amortization                              355,901        361,259
   Corporate selling, general and administrative              448,085        402,858
   Impairment Charge                                          250,000              0
                                                         ------------   ------------
   Total costs and operating expenses                       2,142,424      2,176,071
                                                         ------------   ------------

Operating income                                              351,410        618,949

Income taxes                                                  152,313        183,760
                                                         ------------   ------------
Net income                                                    199,097        435,189

Preferred stock distributions                                   5,000         15,000
                                                         ------------   ------------
Income applicable to common shareholders                 $    194,097   $    420,189
                                                         ============   ============
Earnings per share
   Basic                                                 $       2.51   $       5.44
   Diluted                                               $       2.51   $       5.31

Weighted average number of shares
   Basic                                                       77,192         77,192
   Diluted                                                     77,192         79,065


See accompanying Notes to Condensed Consolidated Financial Statements

                                   STRATEGIC CAPITAL RESOURCES, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Three Months ended September 30, 2002 and 2001
                                              (Unaudited)



                                                                              2002            2001
                                                                          (As Restated)   (As Restated)
                                                                          ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                $    199,097    $    435,189
                                                                          ------------    ------------

Adjustments to reconcile net income
to net cash provided by operating activities:
   Amortization and depreciation expense                                       355,901         361,259
   Deferred income taxes                                                      (147,686)       (196,240)
   Interest expense from implicit interest on
     multi-family property                                                      31,717          15,600
   Gain on sale of direct financing arrangements, model homes                   (7,952)       (132,123)
   Changes in operating assets and liabilities                                 246,444         716,526
                                                                          ------------    ------------

         Total adjustments                                                     478,424         765,022
                                                                          ------------    ------------

      Net Cash Provided by Operating Activities                                677,521       1,200,211
                                                                          ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in direct financing arrangements
     Residential real estate                                                  (700,226)     (4,065,771)
   Proceeds from sale of properties under direct financing arrangements
     Residential real estate                                                   828,281         102,437
     Model homes                                                                 7,952         269,228
                                                                          ------------    ------------

      Net cash Provided (Used) by Investing Activities                         136,007      (3,694,106)
                                                                          ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments on mortgages payable                                    (273,077)       (118,452)
   Deferred financing charges                                                 (250,467)       (363,528)
   Preferred distributions                                                      (5,000)        (15,000)
                                                                          ------------    ------------

      Net Cash Used by Financing Activities                                   (528,544)       (496,980)
                                                                          ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENT                            284,984      (2,990,875)

CASH OR CASH EQUIVALENT - BEGINNING                                            801,415       3,986,639
                                                                          ------------    ------------

CASH OR CASH EQUIVALENT - ENDING                                          $  1,086,399    $    995,764
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


See accompanying Notes to Condensed Consolidated Financial Statements

                        STRATEGIC CAPITAL RESOURCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)

Note 1.  DESCRIPTION OF BUSINESS

Description of Business
-----------------------

The Company provides specialized financing for major homebuilders and real estate clients throughout the United States. The arrangements may take several forms which include direct financing leases, option agreements or management agreements. Such arrangements may represent off-balance sheet transactions for the Company's clients.

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

Note 2.  BASIS OF PRESENTATION

Interim Presentation
--------------------

The accompanying condensed consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all the information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States have been omitted from the accompanying condensed consolidated financial statements. The Company's management believes the disclosures made are adequate to make the information presented not misleading. The condensed consolidated balance sheet information as of June 30, 2002 was derived from the audited consolidated financial statements included in the Company's Annual Report Form 10-K/A1. The condensed consolidated financial statements included as part of this Form 10-Q filing should be read in conjunction with that report. The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting primarily of normal recurring items that, in the opinion of the management of the Company, are considered necessary for a fair presentation of the consolidated financial position, results from operations and cash flows for the periods presented. Results of operations achieved through September 30, 2002 are not necessarily indicative of those which may be achieved for the year ending June 30, 2003.

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

Revenue Recognition
-------------------

The Company accounts for its model homes and residential real estate development financing arrangements under the direct financing method of accounting prescribed under Statement of Financial Accounting Standards ("SFAS") No. 13, Accounting for Leases. Under the direct financing method of accounting, the assets are recorded as an investment in direct financing arrangements and represent the minimum net payment receivable, including third-party guaranteed residuals, plus the un-guaranteed residual value of the assets, if any, less unearned income. Gain on sale of model home properties under direct financing arrangements is recorded at the time each model home property sale is closed and when title and possession have been transferred to the buyer.

Since the residential real estate transactions are considered financing arrangements, the Company recognizes the related interest income monthly. There is no gain from the sale of this real estate because the sales price equals the Company's cost. For the quarter ended September 30, 2002 and 2001, the Company sold $10,269,970 and $2,048,448 of residential real estate, respectively. See
Item 2, Management's Discussion, Analysis of Financial Condition and Results of Operations.

Interest income on model home direct financing arrangements is recognized monthly, when earned and in accordance with the agreements.

The Company accounts for its multi-family residential property arrangement as a direct financing arrangements. Interest income is recorded, as earned over the term of the agreement. See Note 5 and Item 2, Management's Discussion, Analysis of Financial Condition and Results of Operations.

We believe that the Company's revenue recognition policies are appropriate to reflect the substance of the underlying transactions.

Reclassifications
-----------------

Certain prior year amounts and account descriptions have been reclassified in the condensed consolidated financial statements and the related notes to conform to the 2002 presentation.

Sales of residential real estate sold under direct financing arrangements and the related costs which are typically the same amount, are no longer reported as operating revenue and operating expense. The sales of residential real estate are now disclosed in Note 3 and in Item 2, Management's Discussion, Analysis of Financial Condition and Results of Operations.

The multi-family operating expenses (property taxes, insurance and repairs) have been netted against the multi-family interest income in the accompanying condensed consolidated statements of income. See Note 5 and Management's Discussion, Analysis of Financial Condition and Results of Operations.

The proceeds from the sale of model homes under direct financing arrangements and the related costs have been reported as a net gain or loss in the condensed consolidated statements of income.

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

The accompanying condensed consolidated balance sheet as of September 30, 2002 and the condensed consolidated statements of income and cash flows for the three months ended September 30, 2002 have been restated to correct errors resulting in the net overstatement of interest income and income tax expense.

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

Under direct finance accounting arrangements we now only record the net gain or loss on the sale.

Sales of residential real estate sold under direct financing arrangements and the related costs which have been the same amount are no longer reported as operating revenue and operating expense. The sales of residential real estate are now disclosed in management's discussion and analysis and Note 3.

Additionally in May 2003, after consultation with the Securities and Exchange Commission, the Company's management discovered that it had not properly accounted for the implicit interest rate in the multi-family residential property agreement. As a result of the correction, interest income decreased by $31,717 and $15,600 for the three months ended September 30, 2002 and 2001, respectively. Income tax expense was reduced by $12,687 and $6,240, respectively. The adjustment to interest income also resulted in a decrease to the net investment in the multi-family residential property by $249,131 at September 30, 2002. The net investment is $9,978,868 at September 30, 2002. The deferred tax asset at September 30, 2002 is $99,653.

The aggregate net effect of the correction of the errors was to reduce previously reported net income of $218,127 and $444,549 for the three months ended September 30, 2002 and 2001 to net income of $199,097 and $435,189, respectively. The aggregate net effect of the correction of the errors on income per share was to reduce previously reported earnings per share of $2.76 and $5.56 for the three months ended September 30, 2002 and 2001 to income per share of $2.51 and $5.44, respectively.

The retained earnings, additional paid-in capital, the net investment in multi family residential property and the deferred tax asset in the September 30, 2002 condensed consolidated balance sheet, and the net income, interest income and income tax expense in the condensed consolidated statements of income and cash flows for the three months ended September 30, 2002 have been restated for the effect of the adjustments resulting from the correction of the errors.

The conclusions reached with the Securities and Exchange Commission have been incorporated into this filing. Additionally as a result of the conclusions reached, the Company amended its annual report on Form 10-K for its fiscal year ended June 30, 2002 and is amending its Form 10-Q for the quarter ended September 30, 2002 and the six months ended December 31, 2002.

The Company has been advised by the Securities and Exchange Commission that it will be performing a "cover to cover" review of its amended Form 10-K for the fiscal year ended June 30, 2002 as well as other filings. The Securities and Exchange Commission may have additional comments that require additional amendments to our filings. We have not been advised when the "cover to cover" review will be completed.

Note 4.  NET INVESTMENT IN DIRECT FINANCING ARRANGEMENTS

The components of the net investment in direct financing arrangements at September 30, 2002 and June 30, 2002 are as follows:

                                                  September 30,      June 30,
                                                      2002             2002
                                                  (As Restated)    (As Restated)
                                                  ------------     ------------

Total minimum payments receivable                 $ 83,293,399     $ 88,344,330
Less: Unearned income                                  176,539          173,038
                                                  ------------     ------------
Net investment in direct financing leases         $ 83,116,860     $ 88,171,292
                                                  ============     ============


Note 5.  MULTI-FAMILY RESIDENTIAL PROPERTY

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
                                                              ============

At the time of purchase, the Company entered into a five year management agreement with a non affiliated independent management company. The management company was responsible for the operation of the property, retained all income from the property and was responsible for any losses. The Company received a monthly fee comprised of the sum of the debt service to cover the assumed existing first mortgage ($43,365) plus required escrows for real estate taxes, property insurance and repair reserve, plus a 12% annual return on the $5,300,000 new loan. The escrow portion was variable based on changes in estimated expenses. The multi-family operating expenses (property taxes, insurance and repairs) were netted against the multi-family interest income in the accompanying condensed consolidated statements of income. The Company's profit on the transaction is the difference between the 12% return and interest expense paid by the Company on its $5,300,000 loan. The management company received the benefit of the property appreciation, rent and occupancy increases. The annual return was 11% for the first two years, 12% for year three and 13% for years four and five. The average return over the term of the agreement was 12%.

The management company had an option to purchase the property any time during the last four years of the agreement at an amount equal to the balance of the first mortgage plus an interest adjustment of $121,527, representing the difference between the 11% paid and the 12% due us, bearing interest of 12% since August 25, 2001, plus $5,300,000. If they failed to exercise the option, the management company was required to pay a balloon payment of $5,300,000 at the end of the five years. A performance bond, issued by an insurance company rated "AAA" by Moody's and Standard & Poors, in the amount of $8,335,000 was obtained and paid for by the management company to insure the payment and performance of the management company. The performance bond insured the monthly payments by the management company and the $5,300,000 balloon payment at the end of the Management Agreement.

The Company accounted for the multi-family residential property as a direct financing arrangement, in accordance with the provisions of SFAS No. 13, Accounting for Leases, because the agreement contained a bargain purchase option. In May, 2003, after consultation with the Securities and Exchange Commission, the Company's management discovered that it had not properly accounted for the implicit interest rate in the agreement and has accounted for the prior period adjustment as a correction of error in the accompanying condensed consolidated financial statements (see Note 3).

SFAS No. 13 dictates the following accounting treatment for this transaction:
(1) Using the actual purchase price of $10,227,999, the projected bargain purchase option at the end of five (5) years of $9,630,902 and the minimum lease payments, an implicit interest rate of 10.295% was derived utilizing present value tables; (2) the implicit interest rate was then applied to the purchase price and an interest income stream was generated for the five (5) years; (3) the calculated amount was compared to the actual cash amount received (net of executory payments for taxes and insurances); (4) since the actual interest was greater than the implicit interest the actual interest was adjusted, resulting in a non-cash interest expense charge in each of the fiscal years commencing with June 30, 2000. Additionally, the net investment in the multi-family direct financing arrangement in the condensed consolidated balance sheet was decreased by the adjustment in (4) above resulting in a net investment in the multi-family residential property of $9,978,868 at September 30, 2002. The adjustment also results in an increase in deferred tax asset, since the adjustment is being recognized for book purposes and not for tax purposes.

The table below reflects the change to the results previously reported.


                                       Interest                   Deferred        Net
 Fiscal        Cash       Implicit     Expense      Blended          Tax      Decrease to
  Year       Received     Interest    Adjustment    Tax Rate       Benefit     Earnings
  ----      ----------   ----------   ----------   ----------    ----------   ----------

6/30/2000   $1,103,386   $1,050,539   $   52,847           40%   $   21,140   $   31,707
6/30/2001    1,103,386    1,044,834       58,552           40%       23,421       34,131
6/30/2002    1,143,136    1,037,121      106,015           40%       42,406       63,609
            ----------   ----------   ----------                 ----------   ----------

Total       $3,349,908   $3,132,494   $  217,414                 $   86,967   $  129,447
            ==========   ==========   ==========                 ==========   ==========



                                      Interest                    Deferred        Net
Quarter       Cash        Implicit     Expense      Blended          Tax      Decrease to
 Ended       Received     Interest    Adjustment    Tax Rate       Benefit     Earnings
 -----      ----------   ----------   ----------   ----------    ----------   ----------

9/30/2001    $275,846     $260,246     $ 15,600           40%     $  6,240     $  9,360

9/30/2002    $289,097     $257,380     $ 31,717           40%     $ 12,687     $ 19,030



The effect on the condensed consolidated statement of income for the three months ended September 30, 2002 and 2001was to reduce interest income by $31,717 and $15,600, respectively (See Note 3 - SEC Consultation/Prior Period Adjustments). In March 2003, the management company exercised its option to purchase the property. The sales price of $9,895,920 was the sum of $5,300,000, the unpaid interest adjustment of $146,896 ($121,527 plus accrued interest), and the balance of the first mortgage of $4,384,570 plus closing adjustments of $64,454. The company received cash at closing of $902,961 which was net of the outstanding balance of the original $5,300,000 loan. Due to the reduction of the balance sheet value of the asset by the non-cash interest expense, a gain on the sale of $281,670 was recorded for the three months ended March 31, 2003.

Note 4.  COMMITMENTS AND CONTINGENCIES

A.  Financing Activities
    --------------------

At September 30, 2002, the Company had approximately $27 million of unused, committed credit facilities available under existing revolving loan agreements, which may be utilized to acquire revenue producing real estate assets. Such credit facilities expire through August 2003.

During September 2002, the Company received a commitment for a $15.7 million credit facility. The interest rate is based on a 30-day LIBOR rate plus a premium. This facility expires May 2005.

As a part of its ongoing business, the Company is in discussion with financial institutions for new credit facilities, as well as private or public placements of its debt or equity securities. The possible offering or private placement of senior notes with warrants, convertible preferred stock or similar type of security is constantly being evaluated. It is the Company's policy not to incur costs from activation of credit facilities unless and until needed.

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

During the years ended June 30, 2001 and 2000, we took impairment charges of $1,000,000 and $100,000, respectively on the promissory note. The amount of the write-down was determined by evaluating the underlying value of the collateral, the cost of recovery, ongoing litigation costs and the difficulty in realizing the collateral securing the promissory note. Actual losses could differ from our current estimate and will be reflected as adjustments in future financial statements.

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

The defendants/counter-plaintiffs, Dylan Tire Industries, LLC, Mid-American Machine and Equipment, LLC and Dylan Custom Mixing, LLC have filed a counterclaim, seeking unspecified consequential damages "estimated to exceed $500,000" for alleged breach of a loan commitment issued by us. The basis of the claim is that we allegedly failed to honor our commitment to lend for the acquisition of a manufacturing facility, resulting in damages to the defendants/counter-plaintiffs, who borrowed the money directly from our lender at allegedly greater cost and who allegedly had to pay a greater price for the facility as a result of the alleged delay in the closing. We believe the counterclaim is without merit and are vigorously defending. As such, there is no accrual in the accompanying condensed consolidated balance sheets.

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

Note 5.  MORTGAGES AND NOTES PAYABLE

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

Note 6.  SUPPLEMENTAL CASH FLOW INFORMATION

The Company's non-cash investing and financing activities were as follows:

                                               Three Months    Three Months
                                                   Ended           Ended
                                               September 30,   September 30,
Model Home and Residential Real Estate Sales       2002            2001
--------------------------------------------   ------------    ------------

Sales proceeds                                 $ 10,420,519    $  5,898,379
Debt payments                                    (9,584,286)     (5,526,714)
                                               ------------    ------------
Net proceeds                                   $    836,233    $    371,665
                                               ============    ============


Investment in Residential Real Estate
-------------------------------------

Investment                                     $  5,381,904    $ 13,893,109
Related debt                                     (4,681,678)     (9,827,338)
                                               ------------    ------------


Net investment                                 $    700,226    $  4,065,771
                                               ============    ============

Interest paid to financial institutions totaled $1,054,074 during the three months ended September 30, 2002 and $1,384,081 for the three months ended September 30, 2001. Interest paid to stockholders totaled $34,634 during the three months ended September 30, 2002 and $27,873 for the three months ended September 30, 2001. Income taxes paid totaled $326,558 during the three months ended September 30, 2002, and $8,175 during the three months ended September 30, 2001.

Note 7.  EARNINGS PER SHARE

Basic and diluted earnings per share are calculated as follows:


                                                          Three Months Ended
                                                             September 30,
                                                          2002         2001
                                                     (As Restated) (As Restated)
                                                      ----------     ----------
Earnings:
   Net income                                           $199,097      $435,189
   Dividends on preferred shares                           5,000        15,000
                                                        --------      --------
Income applicable to common shareholders                $194,097      $420,189
                                                        ========      ========

Basic:
Income applicable to common shareholders                $194,097      $420,189
Weighted average shares outstanding during the period     77,192        77,192
                                                        ========      ========
   Basic                                                $   2.51      $   5.44
                                                        ========      ========

Diluted:
Income applicable to common shareholders                $194,097      $420,189

Weighted average shares outstanding during the period     77,192        77,192
Effect of dilutive securities:
   Stock options                                               0           533
   Warrants                                                    0         1,340
                                                        --------      --------
Diluted weighted common shares outstanding                77,192        79,065
                                                        ========      ========
   Diluted                                              $   2.51      $   5.31
                                                        ========      ========

Note 8.  SUBSEQUENT EVENTS

A.  Model Home Program

From October 1, 2002 through January 6, 2003, the Company sold twelve (12) model homes underlying the direct financing leases at an aggregate sales price of $3,045,936. These models were acquired at an aggregate costs of $2,649,965.

The Company also has contracts pending on nine (9) model homes at an aggregate sale price of $2,832,740 and costs of $2,369,035.

B.  Residential Real Estate Land Banking

From October 1, 2002 through January 6, 2003, the Company paid development costs in the amount of $2,226,968 and had sales of finished lots in the amount of $14,661,760.

Item 2. Management's Discussion, Analysis of Financial Condition and Results of Operations

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

OVERVIEW

We are a Delaware corporation organized in 1995. Our principal operations consist of the following product lines consisting of one (1) business segment:

1. The purchase and lease of fully furnished model homes complete with options and upgrades.

2.       Residential real estate acquisition and development.

3.       Multi-family residential property (sold March 2003).

The Company derives its income by acquiring revenue producing assets and entering into agreements for direct financing or operating leases. During the three months ended September 30, 2002, revenue producing assets totaling $10,420,520 were sold.

For the three months ended September 30 2002 and 2001, the Company had sales of residential real estate amounting to $10,269,970 and $2,048,448 respectively.

Sales of residential real estate sold under direct financing arrangements and the related costs which are typically the same amount are no longer reported as operating revenue and operating expense. The sales of residential real estate are now disclosed in Note 3, Revenue Recognition as well as Item 2, Management's Discussion, Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS

       Comparison of Three Months Ended September 30, 2002 to Three Months
                            ended September 30, 2001

A summary of operating results for the three months ended September 30, 2002 and 2001 are presented below.


                                                         Three Months Ended
                                                            September 30
                                                    ---------------------------
                                                        2002           2001
                                                    (As Restated)  (As restated)
                                                    ------------   ------------
Revenues and other income:                          $  2,493,834   $  2,795,020
                                                    ------------   ------------
Costs and operating expenses:
   Interest and financing costs                        1,088,438      1,411,954
   Depreciation and amortization                         355,901        361,259
   Corporate selling, general and administrative         448,085        402,858
   Impairment Charge                                     250,000             --
                                                    ------------   ------------
   Total costs and operating expenses                  2,142,424      2,176,071
                                                    ------------   ------------

Income before income taxes                               351,410        618,949

Income tax expense                                       152,313        183,760
                                                    ------------   ------------

Net income                                          $    199,097   $    435,189
                                                    ============   ============

Revenues and other income for the three months ended September 30, 2002 decreased $301,186 compared to the prior year period. The decrease was due to the reduction in the amount of revenue producing assets. For the three months ended September 30, 2002 and 2001, the Company had sales of revenue producing assets of $10,420,519 and $5,898,379, respectively. This decrease resulted in $158,540 less interest income on direct financing arrangements. Gain on sales of model home properties also decreased by $124,170.

Costs and operating expenses decreased by $33,647 for the three months ended September 30, 2002 compared to the prior year period. Interest expense decreased $323,516 due to lower interest rates on floating rate loans and reduced balances. Corporate selling, general and administrative increased by $45,227. Consulting fees accounted for $22,000 of this increase. The settlement with Star Insurance of $250,000 also increased the cost and operating expenses.

The effective tax rate increased from 30% to 43% due to the decrease in available net operating loss carry forwards.

Net income for the three months ended September 30, 2002 decreased by $236,092. The majority of this decrease was due to the Star Insurance settlement of $250,000 as mentioned above.

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

Since inception, we have purchased a total of 463 model homes at an aggregate purchase price in excess of $102,000,000.

The following is a breakdown of model homes and their purchase price by state under direct financing arrangements:



                            September 30, 2002            September 30, 2001
                            ------------------            ------------------
   State                   Number        Amount         Number         Amount
                          of Homes                     of Homes
--------------          -----------    -----------    -----------    -----------
Arizona                          --             --              2    $   248,665
California                       25    $ 6,703,315             44     11,669,315
Florida                          --             --              1        472,917
Iowa                              8      1,259,335             13      2,247,025
Minnesota                         1        226,040              6      1,443,935
Nevada                            4        469,960             13      1,667,790
New Jersey                       20      5,028,087             25      7,006,755
New York                          1        254,000              3        883,291
North Carolina                    5      1,155,778              6      1,497,891
Pennsylvania                      1        250,000              5      1,196,424
Texas                             2        659,000              9      2,299,900
Utah                             --             --              3        496,097
                        -----------    -----------    -----------    -----------
Total                            67    $16,005,515            130    $31,130,005
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

The client has the right to terminate their obligations under the option agreements by forfeiting the deposit, paying for the finished lots exercised and any other penalties provided for in the agreements. We have legal title to these assets. If the client terminated the agreements we have the risk of a decline in the market value of the property. We are required to market the property. Residual Value Insurance has been obtained to mitigate this risk however the insurance company provider of this coverage may be unwilling or unable to pay a claim filed.

The following is a summary of our residential real estate projects:


   Date       Property      Purchase      Development       Sale of         Balance
 Acquired     Location        Price        Costs Paid      Finished         9/30/02
                                           to 9/30/02     Lots Through
                                                            9/30/02
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
                          ============    ============   ============    ============

The Company had sales of finished lots as follows:

                              Three Months           Three Months
                                9/30/2002             9/30/2001
                              ------------           ------------

           Sales              $ 10,269,970           $ 2,048,448
           Cost of sales      $ 10,269,970           $ 2,048,448

           Net gain or loss   $          0           $         0
                              ============           ============

The following is a breakdown of interest income on residential real estate by state:

                                        Three Months Ended
                                           September 30,

State                                  2002            2001
------------------------------      ----------      ----------
California                          $1,212,835      $  913,692
Arizona                                 43,492          61,497
Nevada                                 137,419         398,874
New Jersey                             419,989          73,752
Utah                                         0          63,641
                                    ----------      ----------

Total                               $1,813,735      $1,511,456
                                    ==========      ==========


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

Our uses for cash during the three months ended September 30, 2002 were for revenue producing asset acquisitions, interest payments to banks and operating expenses. We provided for our cash requirements from borrowings, the sale of direct financing leases and other revenues.

We believe that these sources of cash are sufficient to finance our working capital requirement and other needs for the next twelve (12) months. In order to acquire larger asset acquisitions, additional capital and/or credit enhancement may be needed to meet the equity requirements imposed by our financing sources.

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



Date: June 24, 2003