Form 10-Q/A
period 2002-12-31
STRATEGIC CAPITAL RESOURCES INC
filed 2003-06-27
CIK 1009416

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-Q/A1

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

                                         TABLE OF CONTENTS

Part I            FINANCIAL INFORMATION

         Item 1.  Financial Statements                                                 Page Number

                  Condensed Consolidated Balance Sheets as of December 31,                  3
                  2002 (unaudited) and June 30, 2002

                  Condensed Consolidated Statements of Income for the three                 4
                  months and six months ended December 31, 2002 and 2001
                  Condensed Consolidated Statements of Cash Flows for the six               5
                  months ended December 31, 2002 and 2001 (unaudited)

                  Notes to Condensed Consolidated Financial Statements                    6-15
                  (unaudited)

         Item 2.  Management's Discussion and Analysis of Financial Condition            16-26
                  and Results of Operations

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                27

         Item 4.  Controls and Procedures                                                   27

Part II.          OTHER INFORMATION
                  Item 1.  Not applicable                                                27-28
                  Item 2.  Change in Securities                                          28-29
                  Item 3.  Not Applicable                                                   30
                  Item 4.  Not Applicable                                                   30
                  Item 5.  Not Applicable                                                   30
                  Item 6.  Exhibits and Reports on Form 8-K                                 30

                  SIGNATURES                                                                31

                  CERTIFICATIONS                                                          32-34

               STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES

                         PART I. - FINANCIAL INFORMATION

                          Item 1 - Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                            ASSETS
                                                                   December 31,      June 30,
                                                                      2002             2002
                                                                   (As Restated)
                                                                   ------------    ------------
                                                                     (Unaudited)

     Revenue producing assets:
      Net investment in direct financing arrangements:
       Model homes                                                 $ 13,636,480    $ 16,140,165
       Residential real estate                                       44,613,594      62,020,542
       Multi-family residential property                              9,946,328      10,010,585
                                                                   -------------    -----------

         Total revenue producing assets                              68,196,402      88,171,292
                                                                   -------------    -----------

     Other assets:
       Cash and cash equivalents                                      1,877,054         801,415
       Deferred charges                                                 503,430         848,466
       Deferred income taxes                                            112,671          86,967
       Other                                                            906,998         758,923
                                                                   ------------    ------------

         Total other assets                                           3,400,153       2,495,771
                                                                   ------------    -------------

         Total assets                                              $ 71,596,555    $ 90,667,063
                                                                   ============    ============

                             LIABILITIES AND STOCKHOLDERS' EQUITY

    Liabilities:
     Mortgages and notes payable                                   $ 57,642,270    $ 77,592,476
     Accounts payable and accrued expenses                            1,864,442       1,739,401
     Unearned income                                                    156,181         173,038
     Income taxes                                                       924,128         852,128
     Stockholder loans                                                2,159,200       1,909,200
                                                                   ------------    ------------

         Total liabilities                                           62,746,221      82,266,243
                                                                   ------------    ------------

STOCKHOLDERS' EQUITY:

     Common stock, $.001 par value, 25,000,000 shares authorized
     87,560 issued, 77,192 outstanding                                       88              88
     Additional paid-in capital                                       8,847,616       8,847,616
     Treasury stock, 10,368 shares at cost                             (457,999)       (457,999)
     Retained earnings                                                  460,629          11,115
                                                                   ------------    ------------

     Total stockholders' equity                                       8,850,334       8,400,820
                                                                   ------------    ------------
     Total liabilities and stockholder equity                      $ 71,596,555    $ 90,667,063
                                                                   ============    ============


                       See Accompanying Notes to Condensed
                        Consolidated Financial Statements

               STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                               Three Months Ended           Six Months Ended
                                                  December 31,                December 31,
                                                  ------------                ------------

                                                2002          2001          2002          2001
                                            (As Restated) (As Restated) (As Restated) (As Restated)
                                            -----------   -----------   -----------   -----------


Revenue and other income:

 Interest income on direct financing arrangements:
     Model homes                             $   402,708   $  762,475   $   839,555   $ 1,660,951
     Residential real estate                   1,529,092    1,660,668     3,342,827     3,172,124
     Multi-family residential property           133,988      221,183       360,508       456,893
 Gain on sale of model home properties
   under direct financing arrangements           110,910      207,744       118,862       329,866
 Interest and other income                         8,594        6,831        17,374        34,087
                                             -----------   ----------    ----------    ----------
       Total revenue and other income          2,185,292    2,858,901     4,679,126     5,653,921
                                             -----------   ----------    ----------    ----------
Costs and operating expenses:
  Interest and financing costs to
     financial institutions                     925,820     1,268,937     1,979,893     2,653,018
  Interest and financing costs to
     stockholders                                38,919        27,750        73,284        55,623
  Depreciation and amortization                 309,606       364,117       665,507       725,376
  Corporate selling, general and
     adminstrative                              461,546       457,914     1,159,631       860,772
                                             -----------   ----------    ----------    ----------
       Total costs and operating expense      1,735,891     2,118,718     3,878,315     4,294,789
                                            -----------   -----------   -----------   -----------
Operating income                                449,401       740,183       800,811     1,359,132

Income taxes                                    193,984       248,252       346,297       432,012
                                            -----------   -----------   -----------   -----------
Net income                                      255,417       491,931       454,514       927,120

Preferred stock distributions                         0        15,000         5,000        30,000
                                            -----------   -----------   -----------   -----------
Income applicable to common shareholders    $   255,417   $   476,931   $   449,514   $   897,120
                                            ===========   ===========   ===========   ===========
Earnings per share
    Basic                                   $      3.31   $      6.18   $      5.82   $     11.62
    Diluted                                 $      3.31   $      6.18   $      5.82   $     11.23

Weighted average number of shares
    Basic                                        77,192        77,192        77,192        77,192
    Diluted                                      77,192        77,192        77,192        79,908


                       See Accompanying Notes to Condensed
                        Consolidated Financial Statements

               STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                             Six Months Ended
                                                                               December 31,
                                                                       ----------------------------
                                                                           2002            2001
                                                                       (As Restated)   (As Restated)
                                                                       ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                              $   454,514    $   927,120

Adjustments to reconcile net income to net cash provided by operating activities:
    Amortization and depreciation expense                                   665,507        725,376
    Deferred income taxes                                                    46,297        (17,988)
    Gain on sale of direct financing arrangements, model homes net         (118,862)      (329,866)
    Interest expense from implicit interest on multi-family property         64,257         44,970
    changes in operating assets and liabilities                             (39,892)       456,903
                                                                        -----------    -----------

       Total adjustments                                                    617,307        879,395
                                                                        -----------    -----------

   Net Cash Provided by Operating Activities                              1,071,821      1,806,515
                                                                        -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES Investment in direct financing arrangements:
     Residential real estate                                             (2,053,549)    (3,993,694)
   Proceeds from sale of properties under direct
    financing arrangements:
     Residential real estate                                              2,301,233        416,351
     Model homes                                                            227,634      1,217,526
                                                                        -----------    -----------

      Net cash Provided (Used) by Investing Activities                      475,318     (2,359,817)
                                                                        -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments on mortgages payable                                 (396,029)      (289,625)
   Proceeds from stockholders                                               250,000              0
   Deferred financing charges                                              (320,471)      (849,632)
   Preferred distributions                                                   (5,000)       (30,000)
                                                                        -----------    -----------

      Net Cash Used by Financing Activities                                (471,500)    (1,169,257)
                                                                        -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENT                       1,075,639     (1,772,559)

CASH OR CASH EQUIVALENT - BEGINNING                                         801,415      3,986,639
                                                                        -----------    -----------

CASH OR CASH EQUIVALENT - ENDING                                        $ 1,877,054    $ 2,264,080
                                                                        ===========    ===========


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

Since the residential real estate transactions are considered financing arrangements, the Company recognizes the related interest income monthly when earned. There is no gain from the sale of this real estate because the sales price equals the Company's cost. For the three months ended December 31, 2002 and 2001, the Company sold $14,661,759 and $7,650,573 of Residential Real Estate, respectively. For the six months ended December 31, 2002 and 2001, the Company sold $24,931,729 and $9,699,018 of residential real estate, respectively. See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Interest income on model home direct financing arrangements is recognized monthly, when earned and in accordance with the agreements

The Company accounts for its multi-family residential property arrangement as a direct financing arrangements. Interest income is recorded, as earned over the term of the agreement. See Note 5 and Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

We believe that the Company's revenue recognition policies are appropriate to reflect the substance of the underlying transactions.

New Accounting Pronouncements
-----------------------------

The FASB had issued an Exposure Draft "Consolidation of Certain Special Purpose Entities ("SPEs), a proposed Interpretation of Accounting Research Bulletin
(ARB) No. 51, "Consolidated Financial Statements" that establishes accounting guidance for consolidation of SPEs.

On January 17, 2003, FASB issued interpretation No.46, "Consolidation of Variable Interest Entities". The release proceeds to interpret ARB No. 51. Due to the complexity of the exposure draft and related interpretation, additional clarification will be need from FASB. After reviewing the FASB interpretation, we believe that its application would not require our clients t consolidate our transactions.

Reclassifications
-----------------

Certain prior year amounts and account descriptions have been reclassified in the condensed consolidated financial statements and the related notes to conform to the 2002 presentation.

Sales of residential real estate sold under direct financing arrangements and the related costs which are typically the same amount, are no longer reported as operating revenue and operating expense. The sales of residential real estate are now disclosed in Note 3 and in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

The multi-family operating expenses (property taxes, insurance and repairs) have been netted against the multi-family interest income in the accompanying condensed consolidated statements of income. See Note 5 and Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

The accompanying condensed consolidated balance sheet as of December 31, 2002 and the condensed consolidated statements of income and cash flows for the six months ended December 31, 2002 and 2001 have been restated to correct errors resulting in the net overstatement of interest income and income tax expense.

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

Sales of residential real estate sold under direct financing arrangements and the related costs which have been the same amount are no longer reported as operating revenue and operating expense. The sales of residential real estate are now disclosed in Note 3 and Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Additionally in May 2003, after consultation with the Securities and Exchange Commission, the Company's management discovered that it had not properly accounted for the implicit interest rate in the multi-family residential property agreement. As a result of the correction, interest income decreased by $32,540 and $29,369 for the three months ended December 31, 2002 and 2001, respectively and decreased by $64,257 and $44,971 for the six months ended December 31, 2002 and 2001, respectively. Income tax expense was reduced by $13,016 and $11,748, for the three months ended December 31, 2002 and 2001, respectively, and was reduced by $25,703 and $17,988 for the six months ended December 31, 2002 and 2001, respectively. The adjustment to interest income also resulted in a decrease to the net investment in the multi-family residential property by $281,671 at December 31, 2002. The net investment is $9,946,328 at December 31, 2002. The deferred tax asset at December 31, 2002 is $112,671.

The aggregate net effect of the correction of the errors was to reduce previously reported net income of $274,941 and $509,552 for the three months ended December 31, 2002 and 2001, respectively to $255,417 and $491,931, and to reduce previously reported net income of $493,068 and $954,102 for the six months ended December 31, 2002 and 2001, respectively to $454,514 and $927,120, respectively. The aggregate net effect of the correction of the errors on earnings per share was to reduce previously reported earnings per share of $3.56 and $6.41 for the three months ended December 30, 2002 and 2001, respectively to $3.31 and $6.18, respectively, and to reduce previously reported earnings per share of $6.32 and $11.97 for the six months ended December 31, 2002 and 2001, respectively to $5.82 and $11.62, respectively. See Note 9.

The retained earnings, additional paid-in capital, net investment in multi family residential property and the deferred tax asset in the December 31, 2002 condensed consolidated balance sheet, and the net income, interest income and income tax expense in the condensed consolidated statements of income and cash flows for the three and six months ended December 31, 2002 have been restated for the effect of the adjustments resulting from the correction of the errors.

The conclusions reached with the Securities and Exchange Commission have been incorporated into this filing. Additionally as a result of the conclusions reached, the Company amended its annual report on Form 10-K for its fiscal year ended June 30, 2002 and its Form 10-Q for the quarter ended September 30, 2002 and is amending its quarterly report on Form 10-Q for the six months ended December 31, 2002.

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

Note 4.  NET INVESTMENT IN DIRECT FINANCING ARRANGEMENTS

         The components of the net investment in direct financing arrangements at December 31, 2002 and June 30, 2002 are as follows:

                                                   December 31,       June 30,
                                                       2002             2002
                                                   (As Restated)
                                                   ------------     ------------

Total minimum payments receivable                  $ 68,352,583     $ 88,344,330
Less: Unearned income                                   156,181          173,038
                                                   ------------     ------------
Net investment in direct financing arrangements    $ 68,196,402     $ 88,171,292
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

SFAS No. 13 dictates the following accounting treatment for this transaction:
(1) Using the actual purchase price of $10,227,999, the projected bargain purchase option at the end of five (5) years of $9,630,902 and the minimum lease payments, an implicit interest rate of 10.295% was derived utilizing present value tables; (2) the implicit interest rate was then applied to the purchase price and an interest income stream was generated for the five (5) years; (3) the calculated amount was compared to the actual cash amount received (net of executory payments for taxes and insurances); (4) since the actual interest was greater than the implicit interest the actual interest was adjusted, resulting in a non-cash interest expense charge in each of the fiscal years commencing with June 30, 2000. Additionally, the net investment in the multi-family direct financing arrangement in the condensed consolidated balance sheet was decreased by the adjustment in (4) above resulting in a net investment in the multi-family residential property of $9,946,328 at December 31, 2002. The adjustment also results in an increase in deferred tax asset, since the adjustment is being recognized for book purposes and not for tax purposes.

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
            ==========   ==========   ==========                 ==========   ==========


                                      Interest                    Deferred        Net
Quarter       Cash        Implicit     Expense      Blended          Tax      Decrease to
 Ended       Received     Interest    Adjustment    Tax Rate       Benefit     Earnings
 -----      ----------   ----------   ----------   ----------    ----------   ----------

12/31/2001    $280,097     $250,728     $ 29,369           40%     $ 11,748     $ 17,621
              ========     ========     ========                   ========     ========

12/31/2002    $289,097     $256,557     $ 32,540           40%     $ 13,016     $ 19,524
              ========     ========     ========                   ========     ========

                                      Interest                    Deferred        Net
Six Months    Cash        Implicit     Expense      Blended          Tax      Decrease to
 Ended       Received     Interest    Adjustment    Tax Rate       Benefit     Earnings
 -----      ----------   ----------   ----------   ----------    ----------   ----------

12/31/2001    $555,943     $510,972     $ 44,971           40%     $ 17,988     $ 26,983
              ========     ========     ========                   ========     ========

12/31/2002    $578,194     $513,937     $ 64,257           40%     $ 25,703     $ 38,554
              ========     ========     ========                   ========     ========

The effect on the condensed consolidated statement of income for the six months ended December 31, 2002 and 2001 was to reduce interest income by $64,257 and $44,971, respectively (See Note 3 - SEC Consultation/Prior Period Adjustments). In March 2003, the management company exercised its option to purchase the property. The sales price of $9,895,920 was the sum of $5,300,000, the unpaid interest adjustment of $146,896 ($121,527 plus accrued interest), and the balance of the first mortgage of $4,384,570 plus closing adjustments of $64,454. The company received cash at closing of $902,961 which was net of the outstanding balance of the original $5,300,000 loan. Due to the reduction of the balance sheet value of the asset by the non-cash interest expense, a gain on the sale of $281,670 was recorded for the three months ended March 31, 2003.

Note 6.  COMMITMENTS AND CONTINGENCIES

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

B.       Legal Proceedings and Current Developments
         ------------------------------------------

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

Note 8.  SUPPLEMENTAL CASH FLOW INFORMATION

         The Company's non-cash investing and financing activities were as follows:

                                                 Six Months     Six Months
                                                   Ended           Ended
                                                December 31,    December 31,
Model Home and Residential Real Estate Sales       2002            2001
--------------------------------------------   ------------    ------------

Sales proceeds                                 $ 27,885,019    $ 19,712,518
Debt payments                                   (25,356,152)    (18,078,641)
                                               ------------    ------------
Net proceeds                                   $  2,528,867    $  1,633,877
                                               ============    ============

Investment in Residential Real Estate
-------------------------------------

Investment                                     $  7,524,781    $ 16,627,098
Related debt                                     (5,471,232)    (12,633,404)
                                               ------------    ------------

Net investment                                 $  2,053,549    $  3,993,694
                                               ============    ============

         Interest paid to financial institutions totaled $1,979,893 during the six months ended December 31, 2002 and $2,544,350 for the six months ended December 31, 2001. Interest paid to stockholders totaled $73,284 during the six months ended December 31, 2002 and $55,623 for the six months ended December 31, 2001. Income taxes paid totaled $477,120 during the six months ended December 31, 2002 and $13,234 during the six months ended December 31, 2001.

Note 9.  EARNINGS PER SHARE

Basic and diluted earnings per share are calculated as follows:

                                                  Three Months Ended           Six Months Ended
                                                     December 31,                December 31,
                                             -------------------------    -------------------------
                                                 2002         2001            2002         2001
                                            (As Restated) (As Restated)  (As Restated) (As Restated)
                                             -----------   -----------    -----------   -----------
Earnings:
   Net income                                $255,417      $491,931       $454,514      $927,120
   Dividends on preferred shares                    0        15,000          5,000        30,000
                                             --------      --------       --------     ---------
Income applicable to common shareholders     $255,417      $476,931       $449,514      $897,120
                                             ========      ========       ========      ========

Basic:
Income applicable to common shareholders     $255,417      $476,931       $449,514      $897,120
Weighted average shares outstanding
 during the period                             77,192        77,192         77,192        77,192
                                             ========      ========       ========      ========
   Basic                                     $   3.31      $   6.18       $   5.82      $  11.62
                                             ========      ========       ========      ========

Diluted:
Income applicable to common shareholders     $255,417      $476,931       $449,514      $897,120
Weighted average shares outstanding during
 the period                                    77,192        77,192         77,192        77,192
Effect of dilutive securities:
   Stock options                                    0             0              0         1,666
   Warrants                                         0             0              0         1,050
                                             --------      --------       --------      ---------
Diluted weighted common shares outstanding     77,192        77,192         77,192        79,908
                                             ========      ========       ========      ========
   Diluted                                   $   3.31      $   6.18       $   5.82      $  11.23
                                             ========      ========       ========      ========

Note 10. SUBSEQUENT EVENTS

A.       Model Home Program
         ------------------

         From January 1, 2003 through February 11, 2003, the Company sold five
(5) model homes under direct financing leases at an aggregate sales price of approximately $1.3 million. These models were acquired at an aggregate cost of approximately $1.1 million.

         The Company also has contracts to sell pending on four (4) model homes at an aggregate costs of $510,000 and a sales price of $543,000.

         During February 2003, we completed the acquisition of 76 model homes throughout the United States from a publicly traded homebuilder at a cost of approximately $27 million. The acquisition will be financed by utilizing our existing credit facilities, new financing and company funds.

B.       Residential Real Estate Acquisition and Development
         ---------------------------------------------------

         From January 1, 2003 through February 11, 2003, the Company paid development costs in the amount of $335,596 and had sales of finished lots in the amount of $3,498,925 with a cost of $3,498,925.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                 Disclosure Regarding Forward-Looking Statements

         This Quarterly Report on Form 10-Q/A1 contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Discussions containing forward-looking statements may be found in the material set forth in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

            2. the impact of inflation on our future results of operations; and

            3. our ability to pass through to our customers in the form of increased prices any increase in our costs.

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

                                    OVERVIEW

         We are a Delaware corporation organized in 1995. Our principal operations consist of the following business lines consisting of one (1) product segment:

         1. The purchase and lease of fully furnished model homes complete with options and upgrades.

         2.       Residential real estate acquisition and development

         3.       Multi-family residential real property (sold March 2003)

The Company derives its income by acquiring revenue producing assets and entering into agreements for direct financing or operating leases. During the six months ended December 31, 2002, revenue producing assets totaling $27,885,019 were sold.

For the three months ended December 31, 2002 and 2001, the Company had sales of residential real estate amounting to $14,661,759 and $7,650,573, respectively.

Sales of residential real estate sold under direct financing arrangements and the related costs which are typically the same amount are no longer as operating revenue and operating expenses. The sales of residential real estate are now disclosed in Not 3, Revenue Recognition as well as Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS

           Comparison of Three Months Ended December 31, 2002 to Three
                         Months ended December 31, 2001.

         A summary of operating results for the three months ended December 31, 2002 and 2001 are presented below.

                                                          Three Months Ended
                                                             December 31
                                                       -------------------------
                                                           2002          2001
                                                      (As Restated)(As restated)
                                                       -----------  ------------
Revenues and other income:                              $2,185,292    $2,858,901
                                                        ----------    ----------
Costs and operating expenses:
   Interest and financing costs                            964,739     1,296,687
   Depreciation and amortization                           309,606       364,117
   Corporate selling, general and administrative           461,546       457,914
                                                        ----------    ----------
   Total costs and operating expenses                    1,735,891     2,118,718
                                                        ----------    ----------

Income before income taxes                                 449,401       740,183

Income tax expense                                         193,984       248,252
                                                        ----------    ----------

Net income                                              $  255,417    $  491,931

Preferred stock distributions                                    0        15,000
                                                        ----------    ----------

Income applicable to common shareholders                $  255,417    $  476,931
                                                        ==========    ==========

Revenues and other income for the three months ended December 31, 2002 decreased $673,609 compared to the prior year period. The decrease was due to the reduction in the amount of revenue producing assets. For the three months ended December 31, 2002 and 2001, the Company had sales of revenue producing assets of $17,464,499 and $7,650,573, respectively. This decrease resulted in $578,538 less interest income on direct financing arrangements. Gain on sales of model home properties also decreased by $96,834. A decrease in sales of $3,700,692,

Costs and operating expenses decreased by $382,827 for the three months ended December 31, 2002 compared to the prior year period. Interest expense decreased $331,948 due to lower interest rates on floating rate loans and reduced balances. In addition, a non cash interest expense related to warrants of $98,668 was recorded during the three months ended December 31, 2001. Corporate selling, general and administrative expense increased by $3,632.

The effective tax rate increased from 33% to 43% due to the decrease in available net operating loss carry forwards.

Net income for the three months ended December 31, 2002 decreased by $236,514 as a result of the above items.

           Comparison of Six Months Ended December 31, 2002 to Six
                         Months ended December 31, 2001.

         A summary of operating results for the six months ended December 31, 2002 and 2001 are presented below.


                                                           Six Months Ended
                                                             December 31
                                                      --------------------------
                                                          2002           2001
                                                      (As Restated)(As Restated)
                                                      ------------  ------------
Revenues and other income:                              $4,679,126    $5,635,921
                                                        ----------    ----------
Costs and operating expenses:
   Interest and financing costs                          2,053,177     2,708,641
   Depreciation and amortization                           665,507       725,376
   Corporate selling, general and administrative         1,159,631       860,772
                                                        ----------    ----------
   Total costs and operating expenses                    3,878,315     4,294,789
                                                        ----------    ----------

Income before income taxes                                 800,811     1,359,132

Income tax expense                                         346,297       432,012
                                                        ----------    ----------

Net income                                              $  454,514    $  927,120

Preferred stock distributions                                5,000        30,000
                                                        ----------    ----------

Income applicable to common shareholders                $  449,514    $  897,120
                                                        ==========    ==========


Revenues and other income for the six months ended December 31, 2002 decreased $974,795 compared to the prior year period. The decrease was due to the reduction in the amount of revenue producing assets. For the six months ended December 31, 2002 and 2001, the Company had sales of revenue producing assets of $27,885,019 and $19,712,518, respectively. This decrease resulted in $747,078 less interest income on direct financing arrangements. Gain on sales of model home properties also decreased by $211,004. Due to a decrease in sales of $7,400,076.

Costs and operating expenses decreased by $416,474 for the six months ended December 31, 2002 compared to the prior year period. Interest expense decreased $665,464 due to lower interest rates on floating rate loans and reduced balances. In addition, a non cash interest expense related to warrants of $98,668 was recorded during the three months ended December 31, 2001. Corporate selling, general and administrative expense increased by $298,859, due to the Star Insurance settlement of $250,000 and increased consulting fees.

The effective tax rate increased from 32% to 43% due to the decrease in available net operating loss carry forwards.

Net income for the six months ended December 31, 2002 decreased by $472,606 as a result of the above items.

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

         The following is a breakdown of model home units and their purchase price by state under direct financing arrangements:

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
                        ===========    ===========    ===========    ===========

         The following is a breakdown of interest income on model home direct financing arrangements by state:

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
                           ===========   ===========   ===========   ===========

The Company had sales of finished lots as follows:

                               Six Months            Six Months
                               12/31/2002            12/31/2001
                              -----------            -----------

           Sales              $ 24,931,729           $ 9,699,018
           Cost of sales        24,931,729             9,699,018
                              ------------           -----------

           Net gain or loss   $          0           $         0
                              ============           ===========

The following is a breakdown of interest income on residential real estate by state:

                     Three Months Ended                 Six Months
                         December 31,                   December 31,
                  --------------------------    -------------------------
State                2002            2001         2002            2001
-------------     ----------      ----------    ----------     ----------
California        $1,028,042      $  844,908    $2,240,877    $ 1,767,204
Arizona               37,378          53,543        80,870        115,040
Nevada               110,969         351,750       248,388        742,028
New Jersey           352,703         383,443       772,692        457,195
Utah                       0          27,024             0         90,657
                  ----------      ----------    ----------     ----------

Total             $1,529,092      $1,660,668    $3,342,827     $3,172,124
                  ==========      ==========    ==========     ==========

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

Liquidity and Capital Resources

         Our uses for cash during the six months ended December 31 2002 were for revenue producing asset acquisitions, interest, debt repayment and operating expenses. We provided for our cash requirements from borrowings, the sale properties under direct financing arrangements, and other revenues. We believe that these sources of cash are sufficient to finance our working capital requirements and other needs for the next twelve (12) months. In order to acquire larger asset acquisitions, additional capital and/or credit enhancement may be needed to meet the equity requirements imposed by our lenders.

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

New Accounting Pronouncements
-----------------------------

The FASB had issued an Exposure Draft "Consolidation of Certain Special Purpose Entities ("SPEs), a proposed Interpretation of Accounting Research Bulletin
(ARB) No. 51, "Consolidated Financial Statements" that establishes accounting guidance for consolidation of SPEs.

On January 17, 2003, FASB issued interpretation No.46, "Consolidation of Variable Interest Entities". The release proceeds to interpret ARB No. 51. Due to the complexity of the exposure draft and related interpretation, additional clarification will be need from FASB. After reviewing the FASB interpretation, we believe that its application would not require our clients t consolidate our transactions.

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

            On February 12, 2003, we filed a Current Report on Form 8-K, which included a press release dated February 12, 2003, announcing our earnings for the second quarter ended December 31, 2002.

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

Date: June 27, 2003