Form 10-K
period 2003-06-30
STRATEGIC CAPITAL RESOURCES INC
filed 2003-08-25
CIK 1009416

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________

Commission file number: 0-28168

STRATEGIC CAPITAL RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Florida	11-3289981

(State or other Jurisdiction of Incorporation or Organization)	(I.R.S Employer Identification No.)

7900 Glades Road, Suite 610, Boca Raton, Florida	33434

(Address of principal executive offices)	(Zip Code)

(561) 558-0165

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class

Common Stock, $.001 par value

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock - $.001 par value	None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]  No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  [  ]  No  [X]

The aggregate market value of the Registrant’s outstanding Common Stock held by non-affiliates of the Registrant is not determinable due to lack of reported trading in such securities.  There were 77,192 shares of Common Stock outstanding as of August 6, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Certain specified portions of the Registrant’s definitive Information Statement to be filed within 120 days after June 30, 2003 are incorporated herein by reference in response to Part III, Items 10 through 14, inclusive.

TABLE OF CONTENTS

		PAGE

Facing Page
Index
PART I
Item 1.	Business	3
Item 2.	Properties	23
Item 3.	Legal Proceedings	24
Item 4.	Submission of Matters to a Vote of Security Holders	26

PART II
Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters	27
Item 6.	Selected Financial Data	31
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	51
Item 8.	Financial Statements and Supplementary Data	F-1 - F-35
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	52
Item 9A.	Controls and Procedures	53

PART III
Item 10.	Directors and Executive Officers of the Registrant	54
Item 11.	Executive Compensation	54
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	54
Item 13.	Certain Relationships and Related Transactions	54
Item 14.	Controls and Procedures	54

PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	54

SIGNATURES		56
CERTIFICATIONS		57

THE REST OF THIS PAGE IS LEFT INTENTIONALLY BLANK

PART I

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, ability to continue insurance coverage, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors that may affect our operations, pricing, products and services.

ITEM 1.     BUSINESS

Strategic Capital Resources, Inc. (referred to herein as “SCRI”, the “Company”, “We”, “Our” or “Us” was incorporated in Delaware in 1995.  We reincorporated as a Florida corporation on August 14, 2003.  SCRI is actively exploring other asset classes and business opportunities.  Future opportunities may be in real estate assets or extend to other real estate activities or unrelated asset classes.

The Company’s filings with the Securities and Exchange Commission (“SEC”), including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, filed or furnished pursuant to the Securities Exchange Act of 1934, are accessible free of charge after the Company electronically files such material with, or furnishes it to, the SEC.  As we do not maintain an internet website, such reports can be accessed at the internet address of the SEC, which is http://www.sec.gov.  Also, the public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. These filings will be made available without charge to all shareholders upon written request to the Company.

We provide specialized financing for major homebuilders and real estate developers (“clients”). These arrangements take several forms, including but not limited to direct financing leases, operating leases, option agreements, or management agreements. Such agreements may represent off-balance sheet transactions for our clients.

Business Reporting Segment: The Company has determined that its operations are within one reportable segment.  Accordingly, financial information on industry segments is omitted because, apart from the principal business of providing specialty financial services, the Company has no other industry segments.  All revenues of the Company are from clients within the United States.  All assets of the Company are located within the United States.

We are engaged in such arrangements in three lines of business:

1)	SALE/LEASEBACK OF FULLY FURNISHED MODEL HOMES COMPLETE WITH OPTIONS AND UPGRADES;

2)	RESIDENTIAL REAL ESTATE ACQUISITION AND DEVELOPMENT; and

3)	MULTI-FAMILY RESIDENTIAL PROPERTY (SOLD MARCH, 2003).

MODEL HOME PROGRAM

We purchase and leaseback fully furnished model homes complete with options and upgrades to major publicly traded homebuilders. The model homes are leased pursuant to a triple net lease where the lessee is obligated to pay all maintenance, taxes, insurance and other applicable costs including, but not limited to, utilities and homeowner association assessments. These arrangements terminate upon the sale of the model homes or the expiration of the lease. In this regard, we enter into listing agreements with real estate brokerage affiliates of those clients with whom we have entered into the leaseback arrangement. These agreements provide for commissions and incentives, which are negotiated on a per transaction basis.

For the Difference between a “financing lease” and an “operating lease” see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies – Revenue Recognition – Direct Financing Arrangements – Operating Leases.

All of our clients are required to provide either a surety bond, letter of credit, cash or equivalent financial instrument in order to insure their performance of their obligations. These financial instruments provided by our clients have historically ranged from 5% to 110% of our purchase price of the model homes.

In many cases, we obtain various forms of insurance, which effectively serve as credit enhancements. The insurance instrument insures the timely performance of our client of its obligations under the relevant agreements. In the event of default by our client, the insurer has an obligation to continue to make the payments up to the penal sum of the bond. All such insurance has been obtained from major domestic insurance companies rated “A” through “AAA” by major credit rating agencies. Also see residual value insurance discussion in the residential real estate acquisition and development section that follows. In the event that any or all of the insurance providers are unwilling and/or unable to pay a claim we would have to bear the cost of litigation to collect the claim.  We would not have the use of the funds for our operations until the litigation and potential appeals are resolved in our favor. In the event that any or all of the insurance providers are unable to pay a claim, we are subject to that credit risk. We evaluate the financial condition of the provider prior to our acceptance of the credit enhancement, but cannot protect ourselves against subsequent downgrades by rating agencies or future losses by the insurance providers.  The intent of these arrangements is to reduce our cost of funds and to increase the amounts borrowed, thereby increasing our profitability and leverage.

Residual Value Insurance

Residual Value Insurance (“RVI”) indemnifies an insured against a loss that might occur if the proceeds of the sale of a asset are less than that asset’s insured residual value at a specific point in time. It protects against a decline in the market value of the property.

If we are unwilling or unable to obtain such insurance coverage, our cost of funds might increase. Some of the Company’s lenders consider the insurance as a credit enhancement to the loan. Lack of the coverage will result in the Company being required to increase the amount of down payment (equity/investment) in a transaction and to possibly pay a higher interest rate for the borrowed funds. In a typical transaction, we would be required to invest 5% of our own cash in the transaction with RVI coverage. Without RVI coverage, we would be required to invest 10%-15% of our own cash in the transaction (i.e. original loan amount $10 million - with RVI, we would be required to invest 5% or $500,000 - without RVI, we would be required to invest an additional 5%-10% or $500,000 to $1,000,000 instead of $500,000). This will result in a decrease in loan-to value ratios in our financing and we assume the risk of loss if the property is sold below our original acquisition cost.

RVI, when obtained, insures 80% to 100% of the acquisition cost of the model homes as well as 80% to 100% of the fully developed cost of the residential real estate. In some cases, RVI even covers cash flow - i.e. interest income on direct financing of model home arrangements and interest relating to the options on the residential real estate (this includes related homebuilder contractual obligations to the Company). The premiums are paid annually in advance by the Company and are non-refundable and not pro-ratable. They represent a percentage of the insured value. We understand that the premiums are based on numerous factors such as: perceived risk, allocation of statuary capital, and availability of similar coverage by other insurance companies and the feasibility of different financial models.

Insurance companies providing RVI coverage have suffered severe losses on automobiles, aircraft, aircraft engines and various other assets/properties. The losses reflected poor underwriting performance. The mandatory recognition by the insurance carriers of prior period reserve deficiencies as well as deteriorating investment results have resulted in higher premiums and fewer providers. As a result, some insurance companies have ceased providing RVI coverage primarily due to large “shock” losses which have caused both weaker and stronger insurance companies to retrench or withdraw from the market place leaving a limited number of insurance companies that are willing to provide such coverage. As a result of the limited number of insurance companies willing to provide the RVI coverage, the existing providers are able to increase their pricing for such coverage. In addition, due to the significant losses by these insurance companies in other segments, coverage terms and conditions have been more restrictive and the lack of competition and capacity has hampered the availability and significantly increased the pricing for such coverage. Cost of reinsurance coverage available to the primary insurers has dramatically increased due to the catastrophic losses associated with September 11, asbestos claims, class action lawsuits and adverse trends in other lines.

Further downgrades by the rating agencies of property and casualty insurance companies have led to their diminished presence in the commercial and specialty lines business segments and continue to result in increased premiums.

Such factors adversely affected coverage pricing and availability. The inability to obtain cost effective RVI insurance on future projects could affect the cost of funds from the lending institutions we work with as the coverage is considered a credit enhancement. In addition, the coverage gives the Company added security in the event a homebuilder does not fulfill its contractual obligations to the Company.

In the event that any or all of the providers are unwilling or unable to pay a claim, we would have to bear the cost of litigation to collect the claim and not have the use of the funds for our operations until the litigation and potential appeals might be resolved in our favor. In the event that any or all of the providers are unable to pay a claim, we are subject to that credit risk. We evaluate the financial condition of the provider prior to our acceptance of the credit enhancement but can not protect ourselves against downgrades by rating agencies or future losses by the providers.

In May, 2003, we filed a claim against an insurance company that provided RVI coverage as well as cash flow protection/coverage.  They have not denied the claim but have requested additional information which we provided.  We believe based on the length of time and acrimonious correspondence that they will contest (not honor) their obligation to pay our claim.  The policy provided for payment within fifteen (15) days.  The provider of RVI was rated A+ by Standard & Poors at the time the policy was issued.  It is currently rated A with a negative outlook by Standard & Poors.

THE REST OF THIS PAGE IS LEFT INTENTIONALLY BLANK

Since inception, we have purchased a total of 539 model homes at an aggregate purchase price in excess of $129,000,000. The following is a breakdown of model homes which we have purchased and the purchase price by state at June 30, 2003, and June 30, 2002:

	June 30, 2003		June 30, 2002

State	No. of Homes	Amount	No. of Homes	Amount

Arizona	9	$2,697,183	1	$134,650
California	9	3,403,460	25	6,703,315
Colorado	21	7,832,000	0
Florida	21	7,715,664	0	—
Iowa	0	0	8	1,259,335
Minnesota	0	0	1	226,040
Nevada	0	0	4	469,960
New Jersey	11	2,381,362	20	5,028,087
New York	1	254,000	1	254,000
North Carolina	2	445,701	5	1,155,778
Pennsylvania	1	250,000	1	250,000
Texas	26	8,190,617	2	659,000

TOTAL	101	$33,169,987	68	$16,140,165

The following is a summary by state of our model home purchases and sales since inception, as well as our inventory at June 30, 2003.

State	Number of Model Homes Purchased	Number of Model Homes Sold	Model Home Inventory at June 30, 2003

Arizona	28	19	9
California	62	53	9
Colorado	43	22	21
Georgia	5	5	0
Florida	128	107	21
Iowa	15	15	0
Minnesota	21	21	0
Nevada	13	13	0
New Jersey	111	100	11
New York	9	8	1
North Carolina	12	10	2
Pennsylvania	31	30	1
Texas	50	24	26
Utah	5	5	0
Virginia	6	6	0

TOTAL	539	438	101

THE REST OF THIS PAGE IS LEFT INTENTIONALLY BLANK

     The following chart summarizes our model home purchases and sales by state since inception, as well as the current model home inventory before depreciation at June 30, 2003:

State	Cost of Model Homes Purchased	Cost of Model Homes Sold	Model Home Inventory at June 30, 2003

Arizona	$4,821,823	$2,124,640	$2,697,183
California	16,267,394	12,863,934	3,403,460
Colorado	12,547,463	4,715,463	7,832,000
Georgia	1,576,755	1,576,755	—
Florida	27,802,374	20,086,710	7,715,664
Iowa	2,622,695	2,622,695	—
Minnesota	4,852,110	4,852,110	—
Nevada	1,667,790	1,667,790	—
New Jersey	28,335,475	25,954,113	2,381,362
New York	3,301,435	3,047,435	254,000
North Carolina	2,758,255	2,312,554	445,701
Pennsylvania	7,191,197	6,941,197	250,000
Texas	12,972,374	4,781,757	8,190,617
Utah	837,726	837,726	—
Virginia	1,495,847	1,495,847	—

TOTAL	$129,050,713	$95,880,726	$33,169,987

The following is a breakdown of model homes under operating agreements as of June 30, 2003.

State	Homes	Amount

Arizona	9	$2,697,183
Colorado	21	7,832,000
Florida	21	7,715,664
Texas	25	7,911,617

Total	76	$26,156,464

Less accumulated depreciation		174,976

Net investment	76	$25,981,488

THE REST OF THIS PAGE IS LEFT INTENTIONALLY BLANK

The following is a breakdown of model home interest income revenues on direct financing arrangements by state for fiscal years ended June 30, 2003, 2002, and 2001:

State	Interest Income Year Ended 6/30/2003	Interest Income Year Ended 6/30/2002	Interest Income Year Ended 6/30/2001

Arizona	$—	$45,387	$132,499
California	671,764	1,218,504	1,529,366
Colorado	—	—	—
Florida	—	53,050	102,954
Iowa	70,741	169,880	290,065
Minnesota	10,549	82,458	356,362
Nevada	—	154,749	200,135
New Jersey	497,636	657,938	1,085,792
New York	30,480	66,264	110,837
North Carolina	101,747	182,794	204,057
Pennsylvania	29,999	100,577	331,163
Texas	44,401	177,663	407,561
Utah	—	29,335	59,532

Total	$1,457,317	$2,938,599	$4,810,323

The following is a breakdown of model home operating lease revenue for the year ended June 30, 2003.

State	Base Lease Revenue	Deferred Lease Income	Total

Arizona	$98,896	$21,175	$120,071
Colorado	326,540	45,477	372,017
Florida	282,908	55,077	337,985
Texas	290,093	49,458	339,551

Total	$998,437	$171,187	$1,169,624

THE REST OF THIS PAGE IS LEFT INTENTIONALLY BLANK

The following is a breakdown of model homes and the net investment by state under direct financing leases:

	June 30,

	2003		2002

State	Homes	Amount	Homes	Amounts

Arizona	0	$—	1	$134,650
California	9	3,403,460	25	6,703,315
Iowa	0	—	8	1,259,335
Minnesota	0	—	1	226,040
Nevada	0	—	4	469,960
New Jersey	11	2,381,362	20	5,028,087
New York	1	254,000	1	254,000
North Carolina	2	445,401	5	1,155,778
Pennsylvania	1	250,000	1	250,000
Texas	1	279,000	2	659,000

Total	25	$7,013,223	68	$16,140,165

MODEL HOME PROGRAM UNDER DIRECT FINANCING ARRANGEMENTS SUBSEQUENT EVENTS

From July 1, 2003 through July 31, 2003, we sold five model homes at an aggregate sales price of $2,025,000. These model homes were acquired at an aggregate cost of $1,350,000. In addition, we have contracts pending on two model homes for an aggregate sales price of $615,000, which were acquired at a cost of $492,000.

RESIDENTIAL REAL ESTATE ACQUISITION AND DEVELOPMENT

We purchase parcels of residential real estate from non-affiliated third parties. These parcels are selected by homebuilders with whom we have established a business relationship. The parcels of land may require additional government approvals or entitlements and development work or consist of finished lots. If development work is required, the homebuilder enters into a fixed price development agreement to develop the parcels of land for us, and in all cases, is required to provide completion bonds for some or all work by a surety company acceptable to us. The Company enters into these transactions with funding from banks and these loans are secured by specific assets of the Company. As development occurs, the Company retains ownership of the developed real estate. We approve draw requests paid to the developer under the development agreements, fund them ourselves or have our banks fund. If we fund the draws, the banks reimburse us upon request. An exclusive option to purchase agreement is entered into with the homebuilder simultaneously with the land acquisition. The interest rate relating to the option is negotiated with each client. It is based on the credit of the client, estimated duration and size of the project and interest rates in effect at the time. The interest rate on the option is a fixed percentage, is non-refundable, is payable monthly in advance by the homebuilder and is fully earned. The interest income is calculated by applying the fixed percentage to the Company’s net investment in the real estate (cost of the land plus development cost incurred less options exercised by the homebuilder). Our financing agreements with our lenders may call for a fixed interest rate or variable rate. These factors are all considered during negotiations to maintain the Company’s profit margins. Each time the homebuilder exercises their option to purchase the residential real estate, there is a formal real estate closing and title passes to the homebuilder. If the homebuilder fails to exercise their option to purchase the real estate, the Company has the right to sell the real estate to another party and there is no refund of the interest received. In addition, the Company has the right to draw against the developer’s letter of credit or performance bond. Since the option sales price of the real estate to the homebuilder is equal to the Company’s cost of the land plus costs to develop, there typically is no gain or loss on the sale of the residential real estate. The terms and conditions of each transaction are project specific (interest rate on the option, term, takedown schedule, etc.).

We grant our clients an option to acquire finished lots. In consideration for the option, we receive a deposit in the form of a performance bond or a letter of credit equal to 20% or less of the total purchase price. The option maintenance fees are fully earned when paid and non-refundable. The client has the ability to terminate their rights under the option agreements by foregoing the deposit, paying for the finished lots exercised and any other penalties provided for in the agreements. We have legal title to these assets. If the client terminated the agreements we have the risk of a decline in the market value of the property.  We would also be obligated to pay real estate taxes and other operating costs, until the property is sold.  The sale of the property would be our responsibility.

The following is a summary of the residential real estate project costs by project number from inception:

Project Number	Purchase Price	Development Costs Paid to June 30, 2003	Total Costs Paid to June 30, 2003	Remaining Development Work	Total Project Costs

1	$20,546,010	$2,711,758	$23,257,768	$—	$23,257,768
2	1,680,925	1,175,585	2,856,510	—	2,856,510
3	2,539,458	2,174,460	4,713,918	—	4,713,918
4	3,554,591	1,965,374	5,519,965	—	5,519,965
5	8,083,084	4,607,658	12,690,742	—	12,690,742
6	6,762,000	—	6,762,000	—	6,762,000
7	11,800,000	3,941,501	15,741,501	—	15,741,501
8	11,736,233	1,396,867	13,133,100	—	13,133,100
9	7,680,468	21,191,246	28,871,714	—	28,871,714

TOTAL	$74,382,769	$39,164,449	$113,547,218	$—	$113,547,218

The following is a summary of total costs paid to date, sales of finished lots and our net investment in the residential real estate at June 30, 2003:

Project Number	Date Acquired	State	Purchase Price	Development Cost Paid to June 30, 2003	Sale of Finished Lots	Balance June 30, 2003

1	8/31/2000	California	$20,546,010	$2,711,758	$21,446,732	$1,811,036
2	11/15/2000	Arizona	1,680,925	1,175,585	2,856,510	—
3	11/22/2000	Utah	2,539,458	2,174,460	4,713,918	—
4	12/20/2000	Nevada	3,554,591	1,965,374	5,519,965	—
5	4/30/2001	Nevada	8,083,084	4,607,658	12,690,742	—
6	4/30/2001	California	6,762,000	0	6,762,000	—
7	9/13/2001	New Jersey	11,800,000	3,941,501	10,335,088	5,406,413
8	1/24/2002	California	11,736,233	1,396,867	1,912,752	11,220,348
9	3/28/2002	California	7,680,468	21,191,246	28,871,714	—

Total			$74,382,769	$39,164,449	$95,109,421	$18,437,797

The following is a breakdown of interest income on residential real estate acquisition and development by state:

State	Year Ended June 30, 2003	Year Ended June 30, 2002	Year Ended June 30, 2001

Arizona	$108,615	$209,961	$146,417
California	3,494,000	4,270,960	2,453,415
Nevada	325,536	1,210,232	454,122
New Jersey	1,260,398	1,288,196	—
Utah	—	127,503	210,645

Total	$5,188,549	$7,106,852	$3,264,599

The Company had sales of finished lots as follows:

Year Ended June 30,

2003	2002	2001

$51,745,174	$41,947,444	$1,416,802

RESIDENTIAL REAL ESTATE ACQUISITION AND DEVELOPMENT SUBSEQUENT EVENTS

The following is a summary of development costs paid and sales of finished lots from July 1, 2003 through July 31, 2003:

Project Number	Development Costs Paid	Sales of Finished Lots

1	$353,997	$—
5	—	820,245
6	432,690	2,010,460

TOTAL	$786,687	$2,830,705

MULTI-FAMILY RESIDENTIAL PROPERTY

On July 15, 1999, we purchased a 288 unit multi-family residential property in Jacksonville, Florida, for a purchase price of $10,227,999. The purchase price was paid as follows:

Assumption of existing first mortgage	$4,927,999
New loan	5,300,000

Total Purchase Price	10,227,999
Less implicit interest adjustment	(217,414)

Net investment in multi-family residential property at June 30, 2002	$10,010,585

At the time of purchase, the Company entered into a five year management agreement with a non affiliated independent management company. The management company was responsible for the operation of the property, retained all income from the property and was responsible for any losses. The Company received a monthly fee comprised of the sum of the debt service to cover the assumed existing first mortgage ($43,365) plus required escrows for real estate taxes, property insurance and repair reserve, plus a 12% annual return on the $5,300,000 new loan. The escrow portion was variable based on changes in estimated expenses. The multi-family operating expenses (property taxes, insurance and repairs) were netted against the multi-family interest income in the accompanying consolidated statements of income. The Company’s profit on the transaction arose from the difference between the 12% return and interest expense paid by the Company on its $5,300,000 loan. The management company received the benefit of the property appreciation, rent and occupancy increases. The annual return was 11% for the first two years, 12% for year three and 13% for years four and five. The average return over the term of the agreement was 12%.

The management company had an option to purchase the property any time during the last four years of the agreement at an amount equal to the balance of the first mortgage plus an interest adjustment of $121,527, representing the difference between the 11% paid to the Company in the beginning if the management agreement and the 12% due us per the agreement, plus $5,300,000. If they failed to exercise the option, the management company was required to pay a balloon payment of $5,300,000 at the end of the five years. A performance bond, issued by an insurance company rated “AAA” by Moody’s and Standard & Poors, in the amount of $8,335,000 was obtained and paid for by the management company to insure the payment and performance of the management company. The performance bond insured the monthly payments by the management company and the $5,300,000 balloon payment at the end of the agreement.

The Company accounted for the multi-family residential property as a direct financing arrangement, in accordance with the provisions of SFAS No. 13, “Accounting for Leases”, because the agreement contains a bargain purchase option.

SFAS No. 13 dictated the following accounting treatment for this transaction: (1) using the actual purchase price of $10,227,999, the projected bargain purchase option at the end of five (5) years of $9,630,902 and the minimum lease payments, an implicit interest rate of 10.295% was derived utilizing present value tables; (2) the implicit interest rate was then applied to the purchase price and an interest income stream was generated for the five (5) years; (3) the calculated amount was compared to the actual cash amount received (net of executory payments for taxes and insurances); (4) since the actual interest was greater than the implicit interest the actual interest was adjusted, resulting in a non-cash interest expense charge in each of the fiscal years commencing with June 30, 2000. Additionally, the net investment in the multi-family direct financing arrangement in the consolidated balance sheet was decreased by the adjustment in (4) above resulting in a net investment in the multi-family residential property of $10,010,585 at June 30, 2002. The adjustment also resulted in an increase in deferred tax asset, since the adjustment is being recognized for book purposes and not for tax purposes.

The table below reflects the change described above:

Fiscal Year	Actual Interest Income	Implicit Interest	Interest Expense Adjustment	Blended Tax Rate	Deferred Tax Benefit	Net Decrease to Earnings

6/30/2001	$1,103,386	$1,044,834	$58,552	40%	$23,421	$35,131
6/30/2002	1,143,136	1,037,121	106,015	40%	42,406	63,609
6/30/2003*	876,123	769,612	106,511	40%	42,604	63,907

Total	$3,122,645	$2,851,567	$271,078		$108,431	$162,647

*Interest expense adjustment is for nine months.

In March 2003, the management company exercised its option to purchase the property. The sales price of $9,895,920 was the sum of $5,300,000, the unpaid interest adjustment of $146,896 ($121,527 plus accrued interest), and the balance of the first mortgage of $4,384,570 plus closing adjustments of $64,454. The Company received cash at closing of $902,961, net of the outstanding balance of the original $5,300,000 loan. Due to the reduction of the balance sheet value of the asset by the non-cash interest expense, a gain on the sale of $194,703 was recorded for the year ended June 30, 2003.

COMPETITION, MARKET AND OTHER RISK FACTORS

We are subject to all of the general risks associated with financing and investing in real estate, including, but not limited to, adverse changes in general or local economic conditions, changes in the supply of or demand for similar or competing properties in a geographical area, changes in interest rates and operating expenses, changes in market rental rates, changes in and compliance with accounting issues relating to off-balance sheet financing, inability to procure residual value insurance polices, inability to lease or sell properties upon the termination or expiration of existing leases, the renewal of existing leases, and the inability to collect payments from clients.

Our business is subject to numerous risk factors, which should be considered in evaluating our Company and our financial outlook, including the following:

There are risks due to recent world events, including increased insurance risk, perceived risk of travel and adverse changes in economic conditions, which could negatively affect our business. Due in large part to the terrorist activities of September 11, 2001, and other recent events, we understand that insurance and surety companies are re-examining many aspects of their business, and may take actions including increasing premiums, requiring higher self-insured retentions and deductibles, requiring additional collateral on surety bonds, reducing limits, restricting coverages, imposing exclusions, such as sabotage and terrorism and refusing to underwrite certain risks and classes of business. Any increased premiums, mandated exclusions, change in limits, coverages, terms and conditions or reductions in the amounts of bonding capacity available may adversely affect our ability to obtain appropriate insurance coverages at reasonable costs, which could have a material adverse effect on our business.

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

There are appraisal risks. Real estate appraisals are only estimates of property values based on a professional’s opinion and may not be accurate predictors of the actual amount that we would receive from a property sale. If an appraisal is too high, the property’s value could go down upon reappraisal or if the property is sold for a lower price than the appraisal. An appraisal does not guarantee the value of a property.

We may need additional funds for the growth and development of our business. If we are unable to obtain these funds; we may not be able to expand our business as planned and this could adversely affect our results of operations and future growth.

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

We also consider residual value insurance to be a risk factor. See RVI discussion in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Our operations are dependant on the continued efforts of our officers and executive management. Our ability to attract and retain business and financing is significantly affected by relationships and the quality of service rendered. The loss of those key officers and members of executive management may cause a significant disruption to our business. Additionally, the loss of such key personnel could materially adversely affect our operations, including our ability to establish and maintain client and banking relationships.

Control by David Miller.  As of June 30, 2003, Mr. Miller, the Company’s Chairman and his family owned voting stock of the Company with the power to vote approximately 68.5% of the total votes entitled to be cast on any matter submitted to a vote of stockholders.  Mr. Miller has the ability to indirectly control the management and policies, as well as the outcome of substantially all non-extraordinary matters submitted to the stockholders for approval, including the election of directors.

The Company depends on key personnel. For the foreseeable future, the Company will be materially dependent on the services of Mr. Miller.  The loss of Mr. Miller’s services could have a material adverse effect on the business.  The Company does not carry key man life insurance on Mr. Miller or on any of the officers or directors.

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

The Company cannot be sure that its operating results and net earnings will meet its expectations.  If the Company’s assumptions and estimates are incorrect or do not come to fruition, or if the Company does not achieve all of its key goals, then the Company’s actual performance could vary materially from its expectations.  The Company’s operating results and net earnings may be influenced by a number of factors, including the following:

•	the introduction of new programs by the Company or its competitors;

•	the mix of assets acquired and sold in a given quarter;

•	the Company’s ability to control its internal costs and its cost of funds;

•	changes in pricing policies by the Company’s competitors;

•	the ability of the Company to maintain and enhance profit margins in the face of a low interest rate environment;

•	changes in accounting rules and regulations;

•	the ability to maintain key customer relationships and develop new ones;

•	the ability of major customers to meet their obligations as they come due;

•	the ability to successfully manage regulatory, tax and legal matters;

•	the ability of the Company to attract and retain qualified personnel;

•	disruptions associated with staff reductions;

•	significant increases in interest rates; and

•	the impact of general economic conditions in the United States.

SALES AND MARKETING

We depend solely on our chairman for new business and the maintenance of existing client relationships.

LIMITED CLIENT BASE

Since 2000, three of our major clients have represented a significant portion of our total revenues. Of our total revenues, one of these clients represented 58% of our revenues during 2003, 57% in 2002, and 52% in 2001. A second client represented 23% in 2003, 20% in 2002, and 15% of our revenues in 2001. A third client represented 15% of our total revenue in 2003.

FIN 46

In January 2003, the Financial Accounting Standards Board (“FASB”) adopted FASB Interpretation No. 46 (FIN 46): Consolidation of Variable Interest Entities.  FIN 46 is an interpretation of Accounting Research Bulletin No. 51 (ARB 51): Consolidated Financial Statements.  FIN 46 is FASB’s response to the use of special purpose entities, which are off-balance sheet financing vehicles that many believe played a major role in the collapse of Enron.  Accordingly, there has been considerable political pressure to address this issue.

The SEC’s upcoming report:  The Sarbanes-Oxley Act legislation requires the SEC to complete a report within one year after the adoption of disclosure rules on off-balance sheet transactions.  The SEC made effective its final rule on “Disclosure in Management’s Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations” on April 7, 2003. (http://www.sec.gov/rules/final/33-8182.htm).  Thus the Commission’s report is due by April 7, 2004.

A summary of FIN 46 follows:

Fin 46 defines Variable Interest Entities (“VIE”) as entities which have one or both of the following characteristics:

1)	The equity investment at risk is insufficient to cover expected losses, so that additional subordinated financial support is required from other parties.

2)	The equity investors lack one or more of the three essential features of a controlling financial interest:

	a)	The ability to control the entity’s decisions,

	b)	The obligation to absorb expected losses, or

	c)	The right to receive expected residual returns.

Once a VIE is identified, another test is required to determine whether there is and if so, who is the Primary Beneficiary.

The Primary Beneficiary (PB) is the enterprise that has a variable interest such that:

1)	It will absorb a majority of the VIE’s expected losses, or

2)	It will receive a majority of the VIE’s expected returns, or both.

If one entity will absorb a majority of the losses and another receives a majority of expected returns, then the entity that absorbs the losses is the PB.

If an enterprise is a PB of a VIE, then it shall consolidate the VIE in its financial Statements.

FIN 46 was adopted because in many situations, controlling financial interest may be achieved without majority equity voting interest.

Issues with FIN 46:  The main complaint about FIN 46 is that it sometimes requires consolidation by enterprises that do not bear the substantial majority of risks for the assets and liabilities of the financing entities.  This outcome was anticipated in the dissenting opinion of one of the FASB Board members.

The impact of FIN 46 on the homebuilding industry.  All publicly-traded builders use off-balance sheet financing vehicles, such as partnerships, joint ventures and rolling lot options, to control and develop land.

In certain instances, FIN 46 may require consolidation of finished lot option contracts for which their total potential losses are limited to their deposit.  In these situations, it requires builders to put on their balance sheets assets that they do not own and liabilities for which they are not responsible.

The current accounting practice for simple finished lot option contracts, which involve recording the builder’s deposit as an asset, is preferable to consolidating the assets and liabilities of the entity that owns the land.  In this case, the builder’s risk is limited to the loss of its deposit.  It does not yet own the land and any liabilities of the entity do not have recourse to the builder.

Due to the complexity of FIN 46 and the various interpretations the same asset and liability may be recorded on the financial statements of 2 or more independent non-affiliated companies.

There is no clear standard that can be applied to a specific industry which results in different interpretations of the rule than can vary by office of the same accounting firm.

FIN 46 HAS DEFINETLY HAD A NEGATIVE IMPACT ON OUR BUSINESS.

SARBANES-OXLEY ACT

The significant effects of the Securities and Exchange Commission’s efforts and Sarbanes-Oxley’s legislative provisions to date, the results have been, among other things, to:

•	create new responsibilities and accountability for management, boards of directors, their committees and securities professionals;

•	place restrictions upon certain activities of management, board members and audit committee members;

•	broaden disclosure obligations, communications duties and responsibilities of independent auditors, audit committees and counsel;

•	increase the quality, uniformity and timeliness of disclosure of both financial and non-financial information;

•	further tighten initial and continued listing requirements of securities exchanges and associations;

•	fundamentally change oversight of the accounting profession and accelerate the shift from a rules-based financial reporting system to a principles-based system;

•	seek to create an environment where securities professionals take a proactive role in identifying, reporting and acting upon violations of disclosure and reporting requirements;

•	increase the Commission’s resources to facilitate greater scrutiny of disclosure in filings and periodic reports and enhance the Staff’s enforcement capabilities; and

•	increase the penalties associated with violation of disclosure and financial reporting obligations.

“With the one year anniversary of the Sarbanes-Oxley Act on July 30, the amount of public companies going private (reverse IPO) has increased 22% over the same eleven month time period prior to the act (August through June).”

-	Excerpted from a survey by Grant Thornton, a leading global accounting, tax and business advisory organization.

“Many corporations remain unprepared to meet Sarbanes-Oxley’s internal control requirements.”

-	Excerpted from a survey by Deloitte & Touche, one of the nation’s leading professional services firms, providing assurance and advisory, tax and management consulting services.

“Compliance with Sarbanes-Oxley will require significant changes in procedures and practices, as well as the day-to-day activities of senior executives as well as the people reporting to them.”

-	Excerpted from statements made by David Glueck, a director in Deloitte & Touche’s Human Capital practice.

The “significant changes” referred to in the last excerpt are essentially:

1)	Increased reporting requirements which results in increased direct costs;

2)	The need to retain outside professionals resulting in increased indirect costs;

3)	The dramatic increase in insurance costs;

4)	Limitations in the availability and coverage of insurance;

5)	Limitations in the willingness of people to serve as outside directors; and

6)	Increase in the number of public companies that “deregister” which means they will stop submitting costly financial reports, proxy statements and other key disclosures.

“The SEC is cracking down on a new group of corporate watchdogs: outside directors. SEC enforcement chief Stephen Cutler said his agency will pursue and punish all categories of individuals – “management, auditors, lawyers, directors, counterparties” involved in corporate fraud.”

“The impact of the SEC’s action, and words, may make it harder for companies to recruit board members. “It is becoming difficult to find people willing to devote the time to serve on a board of directors,” says Ernest Badway, a former SEC enforcement attorney.

-	excerpted from SEC tells outside directors: Beware;
New York Post article by Jenny Anderson 8/21/03

FREDDIE MAC TURMOIL

Freddie Mac (The Federal Home Loan Mortgage Corporation) purchases and securitizes mortgages that are resold to investors worldwide in the form of guaranteed mortgage pass-through certificates.

It was chartered by the United States Congress to create a continuous flow of funds to mortgage lenders in support of homeownership and rental housing.

It purchases mortgages from lenders and packages them into securities that are sold to investors. By doing so, it ultimately provides homeowners and renters with lower housing costs and better access to home financing.

 “The problems at the Federal Home Loan Mortgage Corporation (“Freddie Mac”) could turn out to be so severe that they rock the mortgage markets and snuff out the huge refinancing boon that is keeping consumers and the economy afloat.”

-	Excerpted from Business Week

Last year, it bought $642 billion worth of mortgages, a quarter of all issues.

Future financial troubles at Freddie Mac and Fannie Mae could hurt the housing market.

If Freddie Mac’s borrowing costs increase it would be unable to provide as much mortgage money as cheaply.  Mortgage rates would rise and potentially reduce home prices.

Existing mortgages would be harder to refinance and rates for new home mortgages may increase.

CONSULTATIONS WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION

Consultations were initiated by the Company to seek guidance from the U.S. Securities and Exchange Commission (“SEC”) on matters relating to detachable warrants issued with stockholder debt and the accounting for revenue producing assets.

As a result of the consultations with the SEC, the Company proceeded to file an amended Form 10-K for the year ended June 30, 2002 on June 13, 2003, as well as amended Forms 10-Q for the quarters ended September 30, 2002 on June 24, 2003, and December 31, 2002 on June 27, 2003.  The corrections were as follows:

One of the errors resulted from the Company not recording the effects of detachable warrants issued with stockholder debt. Also see Item 8, Financial Statements and Supplementary Data, Note 12. The effect of the error was to increase non-cash interest expense and decrease net income by $269,142 for 2001. The cumulative effect of the error was to also increase additional paid-in capital by $1,380,972 at June 30, 2001.

Additionally in May 2003, after consultation with the SEC, the Company’s management determined that it had not properly accounted for the implicit interest rate in the multi-family residential property agreement. As a result of the correction, interest income decreased by $106,015 and $58,552 for the years ended June 30, 2002 and 2001, respectively.  Additionally, income tax expense was reduced by $42,406 and $23,421 for the years ended June 30, 2002 and 2001, respectively. The adjustment to interest income also resulted in a decrease to the net investment in the multi-family residential property by $106,015 and $111,399 at June 30, 2002 and 2001, respectively.

The net effect of the errors on income (loss) per share was to reduce previously reported earnings per share of $11.61 and $.01 for the years ended June 30, 2002 and 2001, respectively to an income (loss) per share of $10.79 and $(.85), respectively.

The retained earnings (deficit), additional paid-in capital, the net investment in multi-family residential property and the deferred tax asset in the June 30, 2002 and 2001 consolidated balance sheets, and the net income (loss), interest income and income tax expense in the consolidated statements of operations, stockholders’ equity and cash flows for the years ended June 30, 2002 and 2001 changes have been changed to correct the errors in the June 30, 2002 Annual Report on Form 10-K/A1.

Also as a result of the consultations with the SEC, the Company reported reclassifications in its Annual Report on Form 10-K/A1 as of and for the year ended June 30, 2002 as follows:

The proceeds from the sales of model homes under direct financing arrangements and the related costs were presented as a net gain in the consolidated statements of income.

Sales of residential real estate sold under direct financing arrangements and the related costs which are typically the same amount are no longer reported as operating revenue and operating expense.  The sales and cost of sales of residential real estate are now disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

The multi-family operating expenses (property taxes, insurance and repairs) have been netted against the multi-family interest income in the consolidated statements of income.

SEC “COVER TO COVER” REVIEW

The SEC advised the Company that it was performing a “cover to cover” review of its amended Annual Report on Form 10-K for its fiscal year ended June 30, 2002, its amended quarterly reports on Form 10-Q for the quarter ended September 30, 2002 and December 31, 2002 as well as its Form 10-Q for the quarter ended March 31, 2003.

We received a “comment letter” during July, 2003 and responded in early August, 2003.

The purpose of the “SEC’s” review was to assist us in our compliance with applicable disclosure requirements and to enhance the overall disclosure in our filings.

Their comments and suggestions have also been incorporated in this filing and we appreciate their assistance.

THE REST OF THIS PAGE IS LEFT INTENTIONALLY BLANK

IMPAIRMENT CHARGES

(A)     Iron Eagle Contracting and Mechanical, Inc., et al

During the year ended June 30, 1997, the Company disposed of its construction subsidiary, Iron Eagle Contracting and Mechanical, Inc. (“IECM”). Under the terms of the agreement, the Company sold the net assets of IECM for a note in the amount of $1,312,500. The note bears interest at the prime rate plus 1%. Interest was payable in monthly installments. The note was secured by all assets of IECM’s parent company, Monarch Investment Properties, Inc. (“Monarch”), which was formerly known as Iron Holdings Corp., and by all of the issued and outstanding shares of IECM.

During June 1999, the Company filed a lawsuit against Monarch, and its subsidiaries, IECM and Tahoe Realty Corp., as well as two of its officers and other individuals, in the Supreme Court of the State of New York, County of Queens. The action asserts seven separate causes of action arising out of a default in payment of the remaining $1,100,000 balance due under the promissory note evidencing monies due to the Company from Monarch as a result of its purchase of IECM from the Company.

The Court granted the Company’s motion for summary judgment during March 2000 against Monarch in the sum of $1,100,000 plus interest from January 1, 1999, a judgment of possession of all collateral pledged by Monarch and judgment that the Company is the rightful owner and entitled to immediate possession of the collateral, impressing a trust on said collateral, declaring defendants to be trustees of said collateral and directing said trustees to deliver such collateral to the Company. A decision of the Appellate Division limited the extent of the corporate defendant’s liability and the thrust of the action is against the guarantors. The action is now in the discovery stage. Management has pursued the action appropriately and aggressively since its inception. While it is difficult to predict the outcome of any litigation, there are no counterclaims asserted against the Company and there does not appear to be a range of potential loss to the Company.

During the years ended June 30, 2001 and 2000, the Company took impairment charges of $1,000,000 and $100,000, respectively on the promissory note. The amount of the write-down was determined by evaluating the underlying value of the collateral, the cost of recovery, ongoing litigation costs and the difficulty in realizing the collateral securing the promissory note. Actual losses or possible recoveries could differ from our current estimate and will be reflected as adjustments in future financial statements.

(B)     Dylan Tire Industries, LLC., et al

During May 2000, we, along with FPE Funding, LLC (“FPE”) filed a complaint entitled “In the case of Strategic Capital Resources, Inc. and FPE Funding, LLC v. Dylan Tire Industries, LLC, Dylan Custom Mixing, LLC; Mid-American Machine and Equipment, LLC f/k/a/ Mid-American Tire and Machine, LLC; GMAC Commercial Credit, LLC; Robert C. Liddon, Trustee; Mary Aronov, Trustee; David Feingold; John Tindal; Brett Morehouse; Johnny Guy; Shan Sutherland; and Pirelli Tire LLC,” Chancery Court for Davidson County, Tennessee, Case No. 00-1296-III, against the referenced defendants alleging, among other things, breach of contract, fraud, and civil conspiracy, arising from the breach of a sale and leaseback commitment for which we procured funding and under which FPE was to be the owner/lessor of a manufacturing facility.

The defendants/counter-plaintiffs, Dylan Tire Industries, LLC, Mid-American Machine and Equipment, LLC and Dylan Custom Mixing, LLC have filed a counterclaim, seeking unspecified consequential damages “estimated to exceed $500,000” for alleged breach of a loan commitment issued by the Company. The basis of the claim is that the Company allegedly failed to honor its commitment to lend for the acquisition of a manufacturing facility, resulting in damages to the defendants/counter-plaintiffs, who borrowed the money directly from the Company’s lender at allegedly a greater cost and who allegedly had to pay a greater price for the facility as a result of the alleged delay in the closing. The Company believes the counterclaim is without merit and will vigorously defend itself. As such, there is no accrual in the accompanying consolidated balance sheets.

The Company’s claims were substantially dismissed by the lower court and affirmed by the appellate court. The Company has appealed to the Tennessee Supreme Court and have additional claims that have not as yet been filed pending the appeal outcome. The Company recorded a receivable from Dylan Tire Industries, LLC for a commitment fee of approximately $180,000. As a result of the uncertainty regarding collection of the receivable, the Company has impaired the entire balance. For the year ended June 30, 2002, the Company recorded the remaining impairment charge for the receivable amounting to $91,122.

(C)     Saxton Incorporated

One of the Company’s clients defaulted in their various obligations under our model home transaction documents.  The client worked with us to maintain the model homes and assist us in the sale.  All of the model homes were sold for a deficiency of $320,467.  Unpaid real estate taxes, association and other operating expenses that were not paid amounted to $127,209.  The lease payments that were due and remain unpaid amounted to $305,459.  The total amount due the Company is $753,135.

The Company filed its unsecured Proof of Claim with the Bankruptcy Court.  We further filed Proof of Claims with two independent non-affiliated surety companies that provided performance bonds which individually guaranteed the performance of the client.  The claims have not been denied nor have we been paid.  We are unable to determine at this time whether we will be paid in full, not be paid at all or be offered a settlement.

One of the sureties that we filed the claim with was rated BB by Standard & Poors at the time the bond was issued.  This surety is currently in liquidation.  The second surety that we filed a proof of claim with was rated A+ by Standard & Poors at the time the bond was issued.  That surety is also in liquidation.

During May, 2003, we filed a claim against the insurance company that provided RVI coverage as well as cash flow protection/coverage.  They have not denied the claim but have requested additional information which we provided.  We believe based on the length of time and acrimonious correspondence that they will contest (not honor) their obligation to pay our claim.  The policy provided for payment within fifteen (15) days.  The provider of RVI was rated A+ by Standard & Poors at the time the policy was issued.  It is currently rated A with a negative outlook by Standard & Poors.

The circumstances surrounding the recovery of the receivable indicate that the carrying amount may not be recoverable.  We aggressively manage our litigation and evaluate appropriate responses to our lawsuits in light of a number of factors, including the potential impact of the actions on the conduct of our operations.  However, there can be no assurance that an adverse decision will not be rendered.

Due to the length of time and uncertainty surrounding liquidation and litigation, we determined that the claim should be treated as an impaired asset and be written off to the fair market value of zero together with the anticipated costs of collection.

During the fourth quarter ended June 30, 2003, we recorded an impairment charge for the receivable amounting to $753,135 and accrued an additional $50,000 for professional fees.  Actual losses or possible recoveries could differ from our current estimate and will be reflected as adjustments in future financial statements.

EMPLOYEES

At July 31, 2003, we employed eight (8) full-time employees, which included executive, financial, sales and administrative personnel. Our employees are not represented by unions or subject to any collective bargaining agreements. Management considers the relationship with its employees to be excellent. In addition, from time to time, we retain outside professional and expert consultants to assist us with our business plan.

On August 21, 2003, we terminated the employment of our chief financial/accounting officer.  The termination was not as a result of disagreements on accounting principles or practices.  Our chairman was appointed chief financial/accounting officer.

We have adopted a code of business conduct for all of the Company’s employees and directors, including the Company’s chief executive officer, chief financial officer, other executive officers and personnel.  A copy of the Company’s code of conduct will be included as an exhibit in the information statement of the Company relating to the Annual Meeting of Stockholders and is incorporated herein by reference.

We are dependent on the efforts of our executive officers, key employees and directors. We have an employment contract with only one person, Mr. Miller, our chairman. There can be no assurance that we will be able to recruit additional personnel with equivalent experience in the event of our loss of their services.

THE REST OF THIS PAGE IS LEFT INTENTIONALLY BLANK

ITEM 2.     PROPERTIES

Our corporate office is located at 7900 Glades Road, Suite 610, Boca Raton, Florida 33434, where we lease 2,216 square feet of executive office space pursuant to a five (5) year written lease expiring March 2007. We believe that our current facility is adequate for our current and planned level of operations.  See Item 8. Financial Statements and Supplementary Data, Note 17(A).

Due to the nature of our business we own a significant amount of property in the ordinary course of our operations as more fully described in Item 1.

INSURANCE

The availability of insurance has been limited due to a decreased number of insurance companies willing to provide coverage.  In addition, those insurers that are willing to provide coverage have significantly increased premium costs, reduced coverage and increased deductibles.

We have comprehensive insurance including liability, fire, flood, extended coverage personal injury, workers’ compensation, etc.  We believe that such insurance provides adequate coverage for our needs.

THE REST OF THIS PAGE IS LEFT INTENTIONALLY BLANK

ITEM 3.     LEGAL PROCEEDINGS

The Company and its subsidiaries are subject to litigation from time to time in the ordinary course of business.  Although the amount of any liability with respect to such litigation cannot be determined, in the opinion of management based on the information available, such liability will not have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

We aggressively manage our litigation and evaluate appropriate responses to our lawsuits in light of a number of factors, including the potential impact of the actions on the conduct of our operations.  However, there can be no assurance that an adverse decision in one or more of such lawsuits will not have a material adverse effect.

JJFN Holdings, Inc. vs. Monarch Investment Properties, Inc., et al

This action was commenced by JJFN Holdings, Inc., a wholly-owned subsidiary of the Company on or about May 25, 1999 against three (3) corporate defendants, two (2) individual defendants and various unknown parties known as “John and Jane Doe”.  The action was based upon breach of a promissory note, stock pledge agreement and security agreement.  In addition, the action alleges that certain assets of the primary Defendant were fraudulently conveyed to other Defendants without consideration.  The Complaint sought the sum of $1,100,000.00 plus interest.  Following the service and filing of a Motion for Summary Judgment and by judgment dated June 5, 2000, the Company obtained judgment against the Defendant, Monarch Investment Properties, Inc, s/k/a Iron Holdings Corp., in the sum of $1,100,000.00 plus interest and costs for a total of $1,233,639.43.  In addition, the Order awarding judgment also ordered that the Company was granted the possession on all collateral pledged under the Stock Pledge Agreement and Security Agreement and related relief.  Summary Judgment was denied as against the other Defendants.  The aforesaid judgment was subsequently reversed by a Decision and Order dated December 31, 2001 of the Appellate Division of the State of New York, First Department.  At present, the Company is pursuing its claim against the Defendants and depositions are being scheduled.

Management of the Company has actively prosecuted this litigation.  No counterclaims have been asserted against the Company.  Neither the Company nor its counsel can evaluate whether judgment will be ultimately obtained against the Defendants due to the uncertainties of litigation.  Similarly, neither the Company nor its counsel can evaluate the collectability of any judgment which has been or may be obtained.

Star Insurance Company vs. Strategic Capital Resources, Inc.

This is an action on an indemnity bond.  A settlement agreement was reached at mediation; however, Plaintiff did not in a timely fashion provide an assignment of certain claims and a release.  Motions to compel settlement and to compel return of settlement funds are pending.

Greenspan & Greenspan vs. Strategic Capital Resources, Inc.

This is an action for unpaid legal fees.  Discovery has been conducted, but is not completed.  The Company is vigorously defending this action and has asserted counterclaims.  Due to the uncertainties of litigation, the Company and its counsel are unable to evaluate the likelihood of an unfavorable outcome or estimate the amount or range of potential loss.

Strategic Capital Resources, Inc. vs. Bank Atlantic

The Company filed suit against BankAtlantic Bancorp., Inc. and BankAtlantic, a federal savings bank, in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida by complaint dated December 30, 1998. The complaint charges a breach of fiduciary duty and seeks unspecified damages in that the defendant undertook to act as agent or broker in connection with obtaining a $200 million loan facility, relating to a sale and lease back program for a major, publicly-traded national home builder. Rather than complete the financing transaction, the complaint alleges economic opportunity was usurped by defendant and entered into an agreement directly with the builder, utilizing, inter alia, the terms of the Company’s program. This matter is in the early stages of discovery. Since this represents a potential contingent gain for the Company, there are no receivable amounts recorded in the accompanying consolidated balance sheets.

Motion to dismiss second amended complaint is set for hearing.  Plaintiff is vigorously pursuing this action.  Due to the uncertainties of litigation, the Company and its counsel are unable to evaluate the likelihood of an unfavorable outcome.

Strategic Capital Resources, Inc. vs. Citrin Cooperman & Co., LLP, Horton & Co., LLC and Edward Horton

This is an action for malpractice and breach of fiduciary duty arising out of the Defendant’s actions as the Company’s accountants.  Citrin Cooperman & Co., LLP has asserted counterclaims for unpaid fees of approximately $155,000.  This matter is in the early stages of discovery.  Plaintiff is vigorously pursuing this action.  Due to the uncertainties of litigation, the Company and its counsel are unable to evaluate the likelihood of an unfavorable outcome.

THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During June, 2003, our board of directors and a majority of our shareholders approved by written consent the reincorporation of the Company from Delaware to Florida, which was effectuated August 14, 2003.

An Information Statement was filed with the Securities and Exchange Commission and mailed to our shareholders during July, 2003.

THE REST OF THIS PAGE IS LEFT INTENTIONALLY BLANK

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Until November 19, 2002, our common stock was listed for trading on the OTC Bulletin Board under the symbol “SCPI.” Our trading symbol was changed from “JJFN” to the current symbol on the effective date of the reverse stock split.  Due to the late filing of our required reports under the Securities Exchange Act of 1934 with the SEC, our common stock was de-listed from trading on the OTC Bulletin Board. A Form 211 application was filed by a broker-dealer to reinstate our common stock for trading on the OTC Bulletin Board.

The following table sets forth, for the periods indicated, the high closing bid price and low closing asked price for our common stock as reported by the OTC Bulletin Board during the two year period prior to November 19, 2002. All current and historical figures to our common stock have been adjusted to reflect our reverse stock split (200 to 1) effective June, 2002.

	Year Ended June 30,

	2003		2002		2001

Quarter Ended	High Bid	Low Asked	High Bid	Low Asked	High Bid	Low Asked

September 30	—	—	—	—	$40.00	$36.00
December 31	—	—	—	—	$28.00	$24.00
March 31	—	—	$34.00	$24.00	$26.00	$24.00
June 30	—	—	$51.00	$3.00	$38.00	$30.00

As of November 19, 2002, there was no bid or asked prices applicable to our common stock.  The last sale price of our common stock as reported on the OTC Bulletin Board, which took place on November 13, 2002, was $10.00. As of August 6, 2003, there were approximately 557 shareholders of record, not including those persons who held their shares in “street name.”

On July 31, 2003, we were advised that our common stock was quoted in the National Quotation Bureau Pink Sheets “Gray Market” by one market maker.  The quote was NO bid and a $9.25 offer.

DIVIDENDS

We have not paid any cash dividends on our common stock and do not anticipate paying any in the foreseeable future. We intend to continue our present policy of retaining earnings for investment in our operations.

PREFERRED STOCK

We have 5,000,000 shares of preferred stock, $.01 par value, authorized and none issued or outstanding as of the date hereof.

COMMON STOCK REPURCHASE PROGRAM

During 2000, the Company implemented a common stock repurchase program. As of June 30, 2003, 10,368 (post reverse split) shares had been repurchased under this program at a cost of $457,999 or $44.17 per share, adjusted for our reverse stock split. We did not purchase any shares during our fiscal years ended June 30, 2003 and 2002. We are currently evaluating a proposed repurchase offer for fractional and odd lot shares to reduce our costs but there are no assurances that we will undertake this activity in the near future or at all.

If we decided to proceed with the repurchase of the fractional and odd lot shares, we would have less than 300 stockholders of record.

A decision would have to be made whether to deregister our common stock which would terminate our reporting obligations as a public company.

REVERSE STOCK SPLIT

During April 2002, the Board of Directors and a majority of the Company’s stockholders approved a 200 for 1 reverse stock split of the outstanding shares of the Company’s common stock. The reverse stock split became effective in June 2002. The Company’s capital structure, weighted average common shares and earnings (loss) per share have been restated for all years presented to give retroactive effect to the reverse stock split. The trading symbol was changed from JJFN to SCPI on the effective date of the reverse stock split.

TREASURY STOCK

Treasury stock is recorded at cost. As of June 30, 2003, the Company has repurchased 10,368 shares of common stock for $457,999.

On August 6, 2003, we instructed our transfer agent to cancel and retire the shares thereby reducing the number of shares outstanding.

STOCKHOLDER LOANS PAYABLE

Stockholder loans payable arose from advances various stockholders made to the Company. The loans are payable on demand and bear interest at 9%. Interest on stockholder loans payable totaled $95,794 for the year ended June 30, 2003, $115,361 for the year ended June 30, 2002, and $109,653 for the year ended June 30, 2001. Management believes that the loans from stockholders were made on equal or better terms than were available elsewhere. During the years ended June 30, 2002 and 2001, the Company issued a total of 5,366 and 7,460 detachable warrants post reverse stock split, respectively, to stockholders who had made loans to the Company. The Company did not believe that the detachable warrants were embedded derivatives under the provisions of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, and therefore accounted for the detachable warrants in accordance with APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. In accordance with APB 14, the Company apportioned fair value to the warrants using the Black-Scholes pricing model. Fair value was determined using the closing market prices of the Company’s common stock on the grant date. The fair value of the warrants on the date of grant was treated as additional interest expense in the year of grant since the stockholder loans are due on demand. The additional non-cash interest expense resulting from the accounting for the warrants amounted to $-0-, $98,668, and $269,142 for the years ended June 30, 2003, 2002, and 2001, respectively.

THE REST OF THIS PAGE IS LEFT INTENTIONALLY BLANK

Stockholder loans are as follows:

	June 30,

	2003	2002

Opening balance	$1,909,200	$1,223,100
New loans	280,000	1,171,600
Less repayments	(1,889,200)	(485,500)

End of the year balance	$300,000	$1,909,200

Amendment to Warrant Agreements

Due to the tax and accounting consequences relating to the agreements for the detachable warrants issued in connection with loans from stockholders included a provision that the number of shares exercisable and the exercise price were not to be affected by reverse splits. On December 12, 2002, with the approval of the warrant holders and the Board of Directors, the Company amended the warrant agreements effective as of the date of the reverse split (June 13, 2002), to have the number of shares and exercise prices be effectuated by the reverse stock split. As such, all disclosures relating to the warrants and diluted earnings per share in the accompanying consolidated financial statements and footnotes have been restated to reflect the amendment. As a result of the warrants being affected by the reverse stock split, the number of outstanding warrants was decreased from 3,641,000 to 18,205 and the weighted average exercise price of the warrants increased from $.19 to $37.68.

Warrants/Stockholder Loans

During May 2003 based on a valuation prepared by an independent valuation company, the Company reached an agreement with its stockholder lenders to eliminate the obligation to issue an additional 1,173,100 warrants on each loan renewal and cancel all warrants previously issued and outstanding.  The Company also agreed to allow participation in new financing pari passu with new mezzanine lenders at the stockholders sole discretion.  The cash consideration of $300,000 was paid and charged to interest expense for the year ended June 30, 2003.

THE REST OF THIS PAGE IS LEFT INTENTIONALLY BLANK

The following is a summary of warrant transactions during the years ended June 30, 2003, 2002 and 2001, which were previously ratified by the shareholders:

	Number of Shares of Common Stock Underlying Warrants	Weighted Average Exercise Price

Outstanding at June 30, 2000	28,530	$49.71
Issued	7,460	$34.86
Exercised	(2,500)	$0.20
Expired	(10,505)	$53.74

Outstanding at June 30, 2001	22,985	$48.43
Issued	5,366	$31.43
Cancelled/Expired	(10,146)	$58.73

Exercisable and outstanding at June 30, 2002	18,205	$37.68
Cancelled/Expired	(18,205)

Outstanding at June 30, 2003	—

As of June 30, 2003, we had no options outstanding under our plans nor do we intend to issue any in the forseeable future.

THE REST OF THIS PAGE IS LEFT INTENTIONALLY BLANK

ITEM 6.     SELECTED FINANCIAL DATA

The selected financial data presented below for the years ended June 30, 2003, 2002, 2001, 2000, and 1999 have been derived from our audited consolidated financial statements.

SELECTED FINANCIAL DATA
(In thousands, except per share data)

	June 30,

	2003	2002	2001	2000	1999

STATEMENT OF OPERATING DATA
Revenue and other income
Interest income on direct financing arrangements:
Model homes	$1,457	$2,939	$4,810	$4,842	$4,664
Residential real estate	5,189	7,107	3,265	—	—
Multi-family residential property	727	819	954	949	—
Rental income on operating leases	1,169	—	—	—	—
Gain on sales of model home properties under direct financing arrangements	677	394	377	324	226
Gain on sale of multi-family residential property	194	—	—	—	—
Other interest and other income	50	81	136	324	127

Total revenues and other income	9,463	11,340	9,542	6,439	5,017

Cost and operating expenses
Interest and financing charges to financial institutions	3,420	4,957	5,598	3,836	2,697
Interest and financing charges to stockholders	451	214	387	348	559
Model home depreciation	175	—	—	—	—
Depreciation and amortization	1,294	1,547	931	665	509
Corporate selling, general and administrative	2,258	2,564	1,536	1,554	1,434
Impairment charges	753	91	1,000	100	—

Total costs and operating expenses	8,351	9,373	9,452	6,503	5,199

	2003	2002	2001	2000	1999

Income (loss) before income tax expense	1,112	1,967	90	(64)	(182)
Income tax expense	(231)	(1,079)	(71)	(46)	(80)

Net income (loss)	881	888	19	(110)	(262)
Preferred stock distributions	5	55	85	120	90

Income (loss) applicable to common stockholders	$876	$833	$(66)	$(230)	$(352)

Per share data:
Basic:
Net income (loss)	$11.35	$10.79	$(.85)	$(2.90)	$(3.23)
Weighted average number of common shares outstanding	77	77	78	79	81
Assuming Dilution:
Net income (loss)	$11.35	$10.73	$(.85)	$(2.90)	$(3.23)
Weighted average number of common shares outstanding	77	78	78	79	95

	June 30,

	2003	2002	2001	2000	1999

BALANCE SHEET DATA

Total assets	$58,679	$90,661	$94,887	$56,114	$37,159
Mortgages and note payable	$47,874	$77,592	$83,351	$46,541	$27,958
Other liabilities	$1,528	$4,668	$3,067	$1,192	$765
Stockholders’ equity	$9,277	$8,401	$8,469	$8,381	$8,436

THE REST OF THIS PAGE IS LEFT INTENTIONALLY BLANK

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto which are included elsewhere herein.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements.  In preparing these consolidated financial statements, management has made its best estimates and judgments of certain amounts included the consolidated financial statements, giving due consideration to materiality.  We do not believe that there is a great likelihood that materially different amounts would be reported related to accounting policies described below.  Nevertheless, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could materially differ from these estimates.  A change in the facts and circumstances of the underlying transaction could significantly change the application of an accounting policy and the resulting financial statement impact.

Our accounting policies are described in Note 1 to our consolidated financial statements.  Management believes the more significant of these to be as follows:

•	Revenue Recognition – Direct Financing Arrangements
•	Revenue Recognition – Operating Leases
•	Deferred Operating Lease Income
•	Fair Value of Financial Instruments
•	Impairment Charges
•	Accounting for the Impairment or Disposal of Long-Lived Assets
•	Deferred Charges
•	Income Taxes
•	Variable Interest/Special Purpose Entities

Revenue Recognition – Direct Financing Arrangements

The Company accounts for its model homes and residential real estate under direct financing arrangements under the direct financing method of accounting prescribed under Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases”. Under the direct financing method of accounting, the assets are recorded as an investment in direct financing arrangements and represent the minimum net payments receivable, including third-party guaranteed residual, plus the un-guaranteed residual value of assets, if any, less unearned income. Gain on sales of model home properties under direct financing arrangements is recorded at the time each model home property sale is closed and when title and possession have been transferred to the buyer.

Since the residential real estate transactions are financing arrangements, the Company recognizes the related interest income monthly. There is no gain or loss from the sales of this real estate because the sale price equals the Company’s cost.

For the multi-family property sold in March, 2003, the operating expenses (insurance, property taxes and repairs) were netted against the interest income. Interest income was recognized monthly in accordance with the management agreement.  An adjustment was made for the difference between the accrual interest income received and the implicit interest.

Revenue Recognition – Operating Leases

During the quarter ended March 31, 2003, we purchased and leased back model homes to a client.  The lease term was for a period of one to three years with the client having a six month right of extension and our having a one year right of extension.  The term of our leases is shorter than the estimated life of the property.  The client does not guarantee that we will recover our investment.  There is no RVI.  We have a marketing agreement with the client for the resale of the homes at the termination/expiration of the lease term.  If the client is unable to obtain the price that we seek then we are responsible for the sale or lease of the home to other parties.  It is our obligation to pay all operating costs associated with the model home properties at lease expiration.  We are depreciating the homes on a straight line basis over the estimated useful life of 40 years.

Statement of Financial Accounting Standards (“SFAS”) No. 13 provides guidelines for the classification of capital and operating leases.  We do not meet any of the criteria for this being treated as a Capital/Direct Financing Lease.  The acquisition of the model homes from our client clearly transferred all of the benefits and risks associated with the model homes to us.  The lease does not:

1)	transfer ownership of the property to the lessee by the end of the lease term;
2)	contain a bargain purchase option;
3)	equal 75 percent or more of the estimated economic life of the lease property; and
4)	have minimum lease payments that the present value of the payments equals or exceeds 90 percent of the fair value of the leased property.

When we meet the criteria of SFAS 144 which would classify the asset as “held for sale”.  We further intend to write down the book value for anticipated disposal costs.  We anticipate reporting unrealized gains and losses on available for sale model homes in “accumulated and other comprehensive income” on the Company’s consolidated balance sheets and not include in the Company’s net income.

Rental income is recognized when earned in accordance with the agreements. The contractual lease payment increases (deferred lease payment) are recognized on a straight line basis over the term of the lease agreement. Gain or loss on the sale of a model home under an operating lease is recorded at the time each model home property sale is closed and when title and possession have been transferred to the buyer.  The gain or loss is calculated by deducting from the sales price the book basis of the home (original acquisition price less accumulated depreciation) and closing costs.

We believe the Company’s revenue recognition policies are appropriate to reflect the substance of the underlying transactions.

Deferred Operating Lease Income

Model homes under operating leases income is recognized when earned in accordance with the agreements.  The contractual lease payment increases (deferred lease payment) are recognized on a straight-line basis over the term of the lease agreement.

The cumulative difference between lease revenue recognized under this method and the contractual lease payment terms is recorded as “Deferred operating lease income receivable” in the consolidated balance sheet.  As of June 30, 2003, the balance was $171,187.

Fair Value of Financial Instruments

The carrying value of all financial instruments, including cash and cash equivalents, mortgage debt and account payable and accrued expenses, approximates their fair value at the end of the reporting period due to the relatively short term nature of these instruments.  There is no quote for the Company’s debt obligations.

Impairment Charges

It is our policy to review our assets periodically for impairment in value whenever any events or changes in circumstances indicate that the carrying amount of the assets recoverability becomes questionable.  In managements’ opinion, if the value is not recoverable within a reasonable period of time and the Company has to institute legal proceedings to collect, it is our policy to write off the assets together with estimated legal costs of collection.  We also evaluate the length of time it may take going through the litigation process, potential for appeal and uncertainty surrounding any legal proceeding.

Accounting for the Impairment or Disposal of Long-Lived Assets

Impairment of long-lived assets SFAS 144 requires companies to recognize an impairment loss when the carrying value of an asset is not recoverable from its undiscounted cash flows.  The impairment loss is measured as the difference between the carrying amount of the asset and the fair value of the asset less the disposal/selling costs.  SFAS 144 also requires companies to review their depreciation methodology with respect to assets that become impaired.

A review for impairment of long-lived assets, such as operating lease assets, will be performed whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future net cash flows expected to be generated by the asset.  Estimated future cash flows are based on a number of assumptions including lease rates, lease term, operating costs, life of the asset and disposition proceeds.  If such assets are considered to be impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the assets exceeds fair value.  Assets to be disposed of will be reported at the lower of the carrying amount or fair value determined by an independent appraisal less selling costs and no longer depreciated.

Deferred Charges

Our deferred charges consist of commitment fees and loan closing costs which are amortized on a monthly basis over the life of the loan.  Insurance premiums are paid annually in advance and it is our policy to amortize the premium equally over the 12 month period.

Income Taxes

Deferred income taxes are recognized for the income tax effect of temporary differences between financial statement carrying amounts and the income tax basis of assets and liabilities.  The Company regularly reviews its deferred income tax assets to determine whether future taxable income will be sufficient to realize the benefits of these assets.  A valuation allowance is provided for deferred income tax assets for which it is deemed more likely than not that future taxable income will not be sufficient to realize the related income tax benefits from these assets.  The amount of the net deferred income tax asset that is considered realizable could, however, be adjusted if estimates of future taxable income are adjusted.

The Company believes its tax positions comply with current applicable tax laws and that it is adequately provided for all tax related matters.  The Company is subject to examination by taxing authorities in the various jurisdictions in which it files tax returns.  Matters raised upon audit may involve substantial amounts and could be material if resolved unfavorably.  Management considers it unlikely that the resolution of any such matters would have a material adverse effect upon the Company’s financial condition or results of operations.

Variable Interest/Special Purpose Entities

A variable interest/special purpose entity is one that is established to perform no function other than to own specific assets which generate income, to service its debt and earn a return.  Its purpose is to limit the number of creditors that may file a claim against those assets as well as the income generated from those assets.  We have organized several special purpose entities for this purpose.  These entities are limited liability corporations and are one hundred percent owned by us.  It is our policy to consolidate all of these entities.

We are an independent, non affiliated company.  We acquire the assets in our own name.  We do not need to utilize an SPE.  If an SPE or similar entity would be used, it is consolidated by us.  Borrowings are guaranteed by us as well.  We have complete control of our own employees and:

•	Client does not provide financing, guaranty debt, residual value or provide other financial support;
•	Client does not have variable interest;
•	Client can terminate/walk away, capping exposure;
•	Client has no equity or voting interest in our Company;
•	We utilize our own equity and credit facilities which are sufficient to finance our activities; and
•	We have positive cash flow which finances our operations.

Our significant accounting policies are discussed in Item 8. Financial Statement and Supplementary Data, Note 4 of Notes to consolidated financial statements.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued several Statements of Financial Accounting Standards (“SFAS”).

In June 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations” establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other type of disposal of long-lived tangible assets arising from the acquisition, construction, or development and/or normal operation of such assets. SFAS No. 143 is effective for the fiscal years beginning after June 15, 2002, with earlier application encouraged.

In August 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. The provisions of the statement are effective for financial statements issued for the fiscal years beginning after December 15, 2001.

In accordance with SFAS 144, when the Company has determined that the model homes under operating leases are expected to be sold within one year, the Company will classify these model homes as assets held for sale, and will cease depreciating the homes.

In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. Earlier application is encouraged.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Restructuring Costs.” SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. Under SFAS 146, the Company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require the Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS 146, a company cannot restate its previously issued financial statements and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123”, (“SFAS No. 148”).  SFAS No. 148 amends FASB Statement No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”) and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation.  Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based-compensation and the related pro forma disclosures when the intrinsic value method continues to be used.  The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly.  This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively.

In May 2003, the FASB issued SFAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity.  The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

SFAS No. 150 affects the issuer’s accounting for three types of freestanding financial instruments.  One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets.  A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets.  The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers’ shares.  SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

Most of the provisions of Statement 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, “Elements of Financial Statements”.  The remaining provisions of this Statement are consistent with the FASB’s proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2003.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (“Interpretation No. 45”).  The disclosure requirements of Interpretation No. 45 are effective as of December 31, 2002.  The initial recognition and measurement requirement of Interpretation No. 45 are effective on a prospective basis to guarantees issued or modified after December 31, 2002.    In the case of a guarantee issued as part of a transaction with multiple elements with an unrelated party, Interpretation No. 45 generally requires the recording at inception of the guarantee of a liability equal to the guarantee’s estimated fair value.  In the absence of observable transactions for identical or similar guarantees, estimated fair value will likely be based on the expected present value which is the sum of the estimated probability-weighted range of contingent payments under the guarantee arrangement.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements”.  Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest:  the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

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

In June 2003, the FASB issued an Exposure Draft for proposed SFAS entitled “Qualifying Special-Purpose Entities (“QSPE”) and Isolation of Transferred Assets”, an amendment of SFAS No. 140 (“The Exposure Draft”).  The Exposure Draft is a proposal that is subject to change and as such, is not yet authoritative.  If the proposal is enacted in its current form, it will amend and clarify SFAS 140.  The Exposure Draft would prohibit an entity from being a QSPE if it enters into an agreement that obligated a transferor of financial assets, its affiliates, or its agents to deliver additional cash or other assets to fulfill the special-purposes entity’s obligation to beneficial interest holders.

The Company believes that the adoption of the above pronouncements will not have a material effect on the Company’s consolidated financial position or results of operations, except for SFAS 144.

THE REST OF THIS PAGE IS LEFT INTENTIONALLY BLANK

STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2003, 2002 AND 2001

% CHANGE FROM PRIOR PERIOD INCREASE (DECREASE)

	2003	2002

Revenue and other income
Interest income on direct financing arrangements:
Model Homes	(50)%	(39)%
Residential real estate	(27)%	118%
Multi-family residential property	(11)%	(14)%
Rental income on operating leases	100%	—
Gain on sales of model home properties under direct financing arrangements	72%	4%
Gain on sale of multi-family residential property	100%	—
Other interest and other income	(39)%	(40)%

Total revenues and other income	(17)%	19%

Costs and operating expenses
Interest and financing charges to financial institutions	(31)%	(11)%
Interest and financing charges to stockholders	111%	(45)%
Model home depreciation	100%	—
Amortization	(15)%	68%
Depreciation	(100)%	(9)%
Corporate selling, general and administrative	(12)%	67%
Impairment charges	727%	(91)%

Total costs and operating expenses	(11)%	(1)%

Income before income tax expense	(43)%	2,080%

Income tax expense
Current	(27)%	100%
Deferred	(155)%	510%

Total income tax expense	(79)%	1,408%

Net income	(1)%	4,657%
Preferred stock distributions	(91)%	(35)%

Income (loss) applicable to common stockholders	5%	1,355%

Comparison of Year Ended June 30, 2003 to Year Ended June 30, 2002

Interest income on model home direct financing arrangements for the year ended June 30, 2003, decreased $1,481,282 (50%) compared to the prior year period. The decreased revenue was attributable to fewer model homes under direct financing arrangements. Assets under direct financing arrangement were $7,013,523 at June 30, 2003, as compared to $16,140,165 at June 30, 2002.  We are currently negotiating with various builders to purchase additional model homes and plan to acquire additional model homes in the near future. These may be in the form of direct financing arrangements or operating leases.

Interest income relating to residential real estate direct financing arrangements decreased $1,918,303 (27%) compared to the prior period. This is attributable to the decrease in residential real estate assets from $62,020,542 at June 30, 2002 to $18,437,797 at June 30, 2003.  One major client accelerated their option to purchase $10,844,384 of residential real estate in March 2003 as a result of their raising $50,000,000 more than planned.

Interest income on the multi-family residential property direct financing arrangement decreased $92,712 (11%) from the prior year period.  The asset was sold in March 2003. A gain on the sale of $194,703 was recognized for the year ended June 30, 2003.

Rental income on operating leases was $1,169,624 for the year ended June 30, 2003.  There was no rental income for the prior year.

Gain on sales of model home properties under direct financing arrangements represents the gain resulting from the sales of our model homes. The increase of $282,906 (72%), from $393,859 for the year ended June 30, 2002 to $676,765 for the year ended June 30, 2003, is primarily attributable to the price appreciation and longer holdings periods primarily pertaining to homes in California. During the year ended June 30, 2003, we sold 43 model homes at an average price of $252,719, compared to 80 model homes at an average price of $248,480 for the prior year.

Option exercises of residential real estate increased by $9,797,730 for the year ended June 30, 2003 from $41,947,444 for the year ended June 30, 2002, to $51,745,174 for the year ended June 30, 2003. Since the residential real estate transactions are direct financing arrangements, the sales revenue and cost of sales have been netted in the consolidated statements of operations. The sales revenue and cost of sales are typically the same amount.  The Company’s residential real estate agreements have three distinct phases: 1) acquisition of undeveloped property 2) development of land and infrastructure and 3) sale of finished lots. During the acquisition and development phases, funds are being invested and revenue is being recognized as option income on residential real estate. These transactions are direct financing arrangements. The option purchase price is comprised of the acquisition cost of the land plus all development work. The contract provides that the land may be purchased by the homebuilder at the contracted completed cost and therefore, there is no gain or loss on the sale. Over the life of the project, the Company recognizes increasing interest income on the project during development and when development is completed, increased sales and decreased interest income result.

Residual Value Insurance (“RVI”) indemnifies an insured against a loss that might occur if the proceeds of the sale of a asset are less than that asset’s insured residual value at a specific point in time. It protects against a decline in the market value of the property.

If we are unwilling or unable to obtain such insurance coverage, our cost of funds might increase. Some of the Company’s lenders consider the insurance as a credit enhancement to the loan. Lack of the coverage will result in the Company being required to increase the amount of down payment (equity/investment) in a transaction and to possibly pay a higher interest rate for the borrowed funds. In a typical transaction, we would be required to invest 5% of our own cash in the transaction with RVI coverage. Without RVI coverage, we would be required to invest 10%-15% of our own cash in the transaction (i.e. original loan amount $10 million - with RVI, we would be required to invest 5% or $500,000 - without RVI, we would be required to invest an additional 5%-10% or $500,000 to $1,000,000 instead of $500,000). This will result in a decrease in loan-to value ratios in our financing and we assume the risk of loss if the property is sold below our original acquisition cost.

RVI, when obtained, insures 80% to 100% of the acquisition cost of the model homes as well as 80% to 100% of the fully developed cost of the residential real estate. In some cases, RVI even covers cash flow - i.e. interest income on direct financing of model home arrangements and interest relating to the options on the residential real estate (this includes related homebuilder contractual obligations to the Company). The premiums are paid annually in advance by the Company and are non-refundable and not pro-ratable. They represent a percentage of the insured value. We understand that the premiums are based on numerous factors such as: perceived risk, allocation of statuary capital, and availability of similar coverage by other insurance companies and the feasibility of different financial models.

Insurance companies providing RVI coverage have suffered severe losses on automobiles, aircraft, aircraft engines and various other assets/properties. The losses reflected poor underwriting performance. The mandatory recognition by the insurance carriers of prior period reserve deficiencies as well as deteriorating investment results have resulted in higher premiums and fewer providers. As a result, some insurance companies have ceased providing RVI coverage primarily due to large “shock” losses which have caused both weaker and stronger insurance companies to retrench or withdraw from the market place leaving a limited number of insurance companies that are willing to provide such coverage. As a result of the limited number of insurance companies willing to provide the RVI coverage, the existing providers are able to increase their pricing for such coverage. In addition, due to the significant losses by these insurance companies in other segments, coverage terms and conditions have been more restrictive and the lack of competition and capacity has hampered the availability and significantly increased the pricing for such coverage. Cost of reinsurance coverage available to the primary insurers has dramatically increased due to the catastrophic losses associated with September 11, asbestos claims, class action lawsuits and adverse trends in other lines.

Further downgrades by the rating agencies of property and casualty insurance companies have led to their diminished presence in the commercial and specialty lines business segments and continue to result in increased premiums.

Such factors adversely affected coverage pricing and availability. The inability to obtain cost effective RVI insurance on future projects could affect the cost of funds from the lending institutions we work with as the coverage is considered a credit enhancement. In addition, the coverage gives the Company added security in the event a homebuilder does not fulfill its contractual obligations to the Company.

In the event that any or all of the providers are unwilling or unable to pay a claim, we would have to bear the cost of litigation to collect the claim and not have the use of the funds for our operations until the litigation and potential appeals might be resolved in our favor. In the event that any or all of the providers are unable to pay a claim, we are subject to that credit risk. We evaluate the financial condition of the provider prior to our acceptance of the credit enhancement but can not protect ourselves against downgrades by rating agencies or future losses by the providers.

In May, 2003, we filed a claim against an insurance company that provided RVI coverage as well as cash flow protection/coverage.  They have not denied the claim but have requested additional information which we provided.  We believe based on the length of time and acrimonious correspondence that they will contest (not honor) their obligation to pay our claim.  The policy provided for payment within fifteen (15) days.  The provider of RVI was rated A+ by Standard & Poors at the time the policy was issued.  It is currently rated A with a negative outlook by Standard & Poors.

Interest and financing costs to financial institutions decreased $1,536,795 (31%) for the year ended June 30, 2003, compared to the prior year period.  As a direct result of our sales of revenue producing assets, loans that were secured to those assets were repaid reducing the interest payments on lower borrowings.

Mortgages and notes payable	June 30,

	2003	2002

Opening loan balance	$77,592,477	$83,351,379
New loans	33,407,473	47,976,907
Loan repayments	(63,125,727)	(53,735,809)

End of the year balance	$47,874,223	$77,592,477

Interest and financing charges to stockholders	June 30,

	2003	2002

Cash interest paid	$151,384	$115,362
Non-cash interest expense from issuance of warrants	—	98,668
Buyout of warrant issuance obligations and cancellation of outstanding warrants	300,000	—

Total	$451,384	$214,030

Model home depreciation is related to the new asset class, Model homes under operating leases. The amount for the year ended June 30, 2003 was $174,976. The class did not exist in the prior year.

Depreciation and amortization expense deceased $253,454 (16%) from $1,547,136 for the year ended June 30, 2002, to $1,293,682 for the year ended June 30, 2003. The decrease was due to a reduction in the amortization amount of loan fees and closing costs related to revenue producing asset in the year ended June 30, 2003.  We did not utilize RVI and therefore, we have not paid any insurance premiums to them, which reduced the amortization expense.  Our borrowings for the new assets acquisitions decreased further reducing amortization expense.  In addition, the office furniture and equipment fixed assets were fully depreciated in the prior year.

Corporate selling, general and administrative costs decreased $ 306,139 (12%) from $2,564,342 for the year ended June 30, 2002, to $2,258,203 for the year ended June 30, 2003. These costs decreased by $300,000 due to the prior year accrual of expenses related to the re-audit of three years of financial statements, retention of experts to advise us on various accounting issues related to outstanding warrants and our reverse stock split, our retaining additional legal counsel and consultants, and applicable to such issues.

Impairment charges increased $662,013 [727%] from $91,122 for the year ended June 30, 2002 to $753,135 for the year ended June 30, 2003. During 2003, the Company recorded an impairment charge of $753,135 against an accounts receivable from Saxton, Inc.

Income tax expense decreased from $1,079,057 for the year ended June 30, 2002 to $230,603 for the year ended June 30, 2003.  This was partially a result of $854,937 less income in the current year. The statutory tax reduction on the decreased income was $290,678. In addition, due to differences described below, the deferred portion of the expense changed from $436,594 for the year ended June 30, 2002 to a credit of $241,286 for the year ended June 30, 2003. This change of $677,880 plus the $290,678 resulted in a tax expense decrease of $968,558 (43%).

As of June 30, 2001, the Company had a net operating loss carryforward of $299,793 for tax purposes which was utilized to reduce taxable income for the year ended June 30, 2002.  No further net operating losses are available for use in future years.

The tax net operating loss was a combination of prior losses from operations and model home depreciation not recognized for book purposes. The net book income for the Company differs from the federal taxable income. These differences between book income and federal tax income result in an increase or decrease in the actual amount of income tax paid by the Company. The federal statutory income tax rate is 34%. The Company’s effective tax rates for the years ended June 30, 2003, 2002 and 2001 were 20.7%, 54.9% and 79.3%, respectively.

The model homes under direct financing arrangements are depreciated for tax purposes only utilizing a 39 year life as required by the Internal Revenue Service. The model homes under operating leases are depreciated for tax purposes using a 39 year life and are depreciated for book purposes utilizing a 40 year life. When the homes are sold, the deprecation expense previously deducted for tax purposes is recognized (recaptured) as taxable income. Based on the number of homes acquired and sold during the fiscal year, the difference between tax deprecation and taxable gain on sales varies annually.  This difference will result in either additional income tax expense or a tax reduction in the year of the sale. For the year ended June 30, 2001, depreciation exceeded gain on sales resulting in a tax reduction of $214,073. For the year ended June 30, 2002, gains on sales exceed depreciation resulting in an additional tax of $104,402. For the year ended June 30, 2003, gains on sales exceeded depreciation resulting in an additional tax of $145,934. As of June 30, 2003, the Company has model homes under direct financing arrangements of $7,103,523 and model homes under operating leases of $25,981,498.

The interest expense from issuance of warrants was deducted for book purposes but not for tax purposes. This generates a deferred tax asset for book purposes.  For the tax asset to be realized, the warrants must be exercised in order to generate sufficient future taxable income. Management believes it is more likely that these warrants will never be exercised and therefore has provided a full valuation allowance against the assets. There was no adjustment for the warrant interest during the year ended June 30, 2003.  The tax effect of the interest expense was additional income tax expenses of $39,467 and $107,655 for the years ended June 30, 2002 and 2001, respectively.

THE REST OF THIS PAGE IS LEFT INTENTIONALLY BLANK

The following is a reconciliation of the statutory income tax amount to the provision for income tax:

	For the Year Ended June 30,

	2003	2002	2001

Federal statutory income tax (benefit) at 34%	$378,029	$668,708	$30,681
State tax cost, net of federal tax benefit	71,661	253,064	91,440
Prior year under accrual of federal and state tax	(78,582)	—	—
Depreciation – current	(110,188)	(295,136)	(404,753)
Gain on sales	256,122	399,538	190,680
Gain on future sales – net of depreciation	(137,008)	(40,000)	95,876
Prepaid loan renewal fee	(82,500)	—	—
Interest from issuance of warrants	—	39,467	107,655
Implicit interest adjustment	(77,878)	—	—
Other	10,947	53,416	(40,000)

Total provision for income taxes	$230,603	$1,079,057	$71,579

Net income for the year ended June 30, 2003, was $881,247, compared to net income of $887,730 for the prior year period, a decrease of $6,483. Net income as a percentage of total revenue increased from 7.8% to 9.3%.  This was due to a combination of decreased costs and operating expenses and income tax expense for the year ended June 30, 2003 compared to June 30, 2002.

Comparison of Year Ended June 30, 2002 to Year Ended June 30, 2001

Interest income on model home direct financing arrangements for the year ended June 30, 2002, decreased $1,871,724 (39%) compared to the prior year period. The decreased revenue was primarily attributable to the interest income on the decreased number of model home direct financing arrangements. The direct financing arrangement balance, decreased to $16,140,165 at June 30, 2002, compared to $34,502,977 at June 30, 2001. We did not acquire any model homes during fiscal year 2002. Unless we are able to acquire additional inventory of model homes in the future our revenues from this business will decrease. We are currently negotiating with various builders to purchase additional model homes and expect to acquire the model homes in the near future.

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

Gain on sales of model home properties under direct financing arrangements represents the gain resulting from the sales of our model homes. The increase of $16,467 (4%) from $377,392 from the year ended June 30, 2001 to $393,859 for the year ended June 30, 2002 is primarily attributable to the increase in the number of model homes sold. During the year ended June 30, 2002, we sold 80 model homes at an average price of $248,480, compared to 69 model homes at an average price of $260,101 for the prior year.

Sales of residential real estate increased by $40,530,642 for the year ended June 30, 2002 from $1,416,802 for the year ended June 30, 2001, to $41,947,444 for the year ended June 30, 2002. Since the residential real estate transactions are direct financing arrangements, the sales revenue and cost of sales have been netted in the consolidated statements of operations.  The sales revenue and cost of sales are typically the same amount. The strong housing market has resulted in our customers exercising their options at a rapid pace. The Company’s residential real estate agreements have three distinct phases: 1. Acquisition of undeveloped property 2. Development of land and infrastructure 3. Sale of finished lots. During the acquisition and development phases, funds are being invested and revenue is being recognized as option income on residential real estate. As the lots are developed and our customers exercise their option to purchase the completed lots, sales are recognized. These transactions are direct financing arrangements. The option sales price is comprised of the acquisition cost of the land plus all contracted development work. The contract stipulates that the land will be purchased by the homebuilder at the contracted completed cost and therefore there is no gain or loss on the sale. As the land development nears completion, more lots are needed by the builder to build new homes. Over the life of the project, the Company recognizes increasing interest income on the option during development and when development slows down, increased sales and decreased interest income result.

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

Corporate selling, general and administrative costs increased $1,028,224 (67%) from $1,536,118 for the year ended June 30, 2001, to $2,564,342 for the year ended June 30, 2002. These costs increased as a result of our re-audit of three years of financial statements, and retention of experts to advise us on various accounting issues related to outstanding warrants and our reverse stock split, our retaining additional legal counsel and consultants applicable to such issues, consulting fees of $70,470 paid during this period, termination fees pursuant to a settlement agreement between us and our former chief financial officer of $72,550, professional fees of $143,500 and moving costs of $35,697.

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

As of June 30, 1999, the Company had a net operating loss carry forward of $757,968 for tax purposes which could be utilized to reduce taxable income for the year ended June 30, 2000 and future years.

The tax loss was a combination of prior losses from operations and model home depreciation not recognized for book purposes. The net book income for the Company differs from the federal taxable income. These differences directly effect the deferred tax calculation and tax rate paid by Company. The Company’s effective tax rates for the years ended June 30, 2002, 2001 were 54.9% and 79.3%, respectively.

The model homes under direct financing arrangements are depreciated for tax purposes only utilizing a 39 year life as required by the Internal Revenue Service. When the homes are sold, the deprecation expense previously deducted for tax purposes is recognized (recaptured) as taxable income. Based on the number of homes acquired and sold during the fiscal year, the difference between tax deprecation and taxable gain on sales varies annually.  For the year ended June 30, 2001, depreciation exceeded gain on sales by $214,073. For the year ended June 30, 2002, gains on sales exceed depreciation by $104,402.

The interest expense from issuance of warrants is deducted for book purposes but not for tax purposes. This generates a deferred tax asset for book purposes.  For the tax asset to be realized, the warrants must be exercised in order to generate sufficient future taxable income. Management believes it is more likely that these warrants will never be exercised and therefore has provided a full valuation allowance against the assets.

These differences between book income and tax income will either increase or decrease the actual amount of income taxes paid.  This will result in the effective tax rate differing from the federal statutory income tax rate of 34%.

The following is a reconciliation of the statutory income tax amount to the provision for income tax:

	For the Year Ended June 30,

	2002	2001

Federal statutory income tax (benefit) at 34%	$668,708	$30,681
State tax cost, net of federal tax benefit	253,064	91,440
Depreciation - current	(295,136)	(404,753)
Gain on sales	399,538	190,680
Gain on future sales - net of depreciation	(40,000)	95,876
Bad debt allowance	—	(40,000)
Interest from issuances of warrants	39,467	107,655
Other	53,416	—
Net operating loss	—	—

Total provision for income taxes	$1,079,057	$71,579

Effective Tax Rate	54.9%	79.3%

Liquidity and Capital Resources

Our operating costs (salaries, rent, telephone, monthly interest payments) are paid out of our positive cash flow. Our positive cash flow is based on the payments we receive from our clients less operating expenses.

As of June 30, 2003, we had $6,448,089 cash on hand and available credit facilities which may be used to acquire additional revenue producing assets which should satisfy our needs for the next twelve (12) months.

Sales of Revenue producing assets during fiscal year 2003 totaled $70,882,401.

During our fiscal quarter, we acquired $26,156,464 of revenue producing assets.  During the year, we reimbursed our clients for development work in the amount of $8,162,429.

The net result was a decrease of $36,563,508 of revenue producing assets.

Our operating costs are funded primarily by the spread (what we charge the customer and the interest we pay our lenders) we earn.  As a result of the decline in revenue producing assets, our income and cash flow have suffered.

As a direct result of sales of revenue producing assets and the corresponding reductions in our mortgages and notes payable our lenders have expressed a strong interest in expanding their lending relationship with us.  Our stockholders that historically have provided us with financing to acquire revenue producing assets have indicated a willingness to re-lend the funds that were repaid during our fiscal year ended June, 2003.

We are uncertain at this time as to the interpretation of FIN 46.  The interpretation of FIN 46 may have a material adverse effect on our ability to increase our revenue producing assets.  No assurances are given however, that any of such funding will become available.  If such funds were not to be made available and we could not find alternate sources of financing, we would be adversely affected.  As further discussed in Item 1. Business, Competition, Market and Other Risk Factors, FIN 46.

We currently have a substantial amount of excess liquidity and capital available.  During July 2003, the Company renewed its $60,000,000 secured revolving credit facility for two (2) years with an option to extend the term for an additional year.  The lead bank is in the process of participating out 50% to other banks.

Funding for our operations has been provided by cash flow from operations, secured bank loans/financing as well as loans from our stockholders.

Our uses for cash during the year ended June 30, 2003, were for revenue producing asset acquisitions, interest, operating expenses, early redemption of a $500,000 note payable related to the preferred stock redemption and reduction of debt due to stockholders.  During the year ended June 30, 2003, several of our revenue producing asset projects were completed. In addition one of our major clients accelerated their exercise of options as previously described.  This resulted in the Company year end cash increasing from $801,415 at June 30, 2002 to $6,448,089 at June 30, 2003. We provided for a portion of cash requirements from borrowings, the sales of model homes and residential real estate and other revenues. At June 30, 2003, we had approximately $42 million of unused, committed credit facilities available to us under existing revolving loan agreements, which is restricted for the use to acquire model homes and residential real estate in accordance with the terms of those agreements. These facilities expire through August 2005.  It is our policy not to incur costs from activation of new credit facilities unless and until needed. We believe that these sources of cash are sufficient to finance our working capital requirements and other needs for the next twelve months. Our clients are faced with an increasing demand for new homes. As they seek new projects, the size of the required financing is increasing.  In order for the Company to offer its service, we would need to be in a position to meet potential increased equity requirements imposed by our lenders to finance the larger acquisitions. A $100 million project could require the Company to invest between $5 and $10 million in equity . As part of our ongoing business, we have ongoing discussions with financial institutions for increased credit facilities and with investment bankers and other financial institutions regarding private or public placement of our debt or equity securities. We constantly review financing availability in the capital markets. However, there are no definitive agreements in place for us to obtain any additional financing and no assurances can be provided that we will undertake any such action in the immediate future.

Cash Flows

The Company provides for its ongoing cash requirements principally from internally  generated funds from operations, sales of revenue producing assets, bank loans and  stockholder loans.

The ability of the Company to meet its obligations on its indebtedness will depend on its clients exercising their options to purchase finished lots and the proceeds from the sales of model homes, which is subject, in part to factors beyond the Company’s control, such as - prevailing economic conditions, (either nationally or in the regions in which the Company has assets), the outbreak of war or other hostilities involving the United States, mortgage and other interest rates, changes in governmental laws and regulations, accounting pronouncements and the continued need by our clients of our services. As our lenders evaluate the credit guidelines related to our business, a change in lending criteria could result in the Company being required to provide additional equity and/or credit enhancements for proposed projects.

Cash Flows - Comparison of Years Ended June 30, 2003 and 2002

Net cash provided by operating activities decreased $2,667,415 from $3,258,702 in 2002 to $591,287 in 2003.  Net income decreased $6,483. Gain on sales of properties under direct financing arrangements increased by $477,609.  Of this amount, $194,703 was attributable to the sale of the multi-family property. Model homes under operating leases contributed $171,187 due to the increase in deferred operating lease income.  Changes in operating assets and liabilities went from $485,261 as of June 30, 2002 to a credit of $1,379,036 as of June 30, 2003. This was due to a decrease in accounts payable of $925,779, decrease in income taxes of $237,093, and a decrease in unearned income of $126,628.  The accounts payable change was due a $241,026 decrease in accrued professional fees and a reduction of $694,970 of liabilities attributable to the multi-family property that was sold in March 2003. Income taxes payable decreased due to the Company paying current estimated income tax deposits of approximately $640,000.  This requires cash and affects short-term liquidity. It will continue as long as the Company has taxable income. Deferred income taxes changed from $528,068 at June 30, 2002 to $373,749 at June 30, 2003 as a result of a reduction in timing differences between book and tax income.

Net cash provided by investing activities increased from a use of $3,910,102 in 2002 to a source of $5,367,564 in 2003.  The change was primarily a result of an increase in proceeds from sales of properties under direct financing arrangements ($8,244,926). Sales of the properties for the year ended June 30, 2003 were $51,745,174 compared to $41,947,444 for the prior year. An additional source was $902,961 from the proceeds from the sale of the multi-family property.  The Company used $3,780,323 to fund its equity portion related to the acquisition of model home properties under operating lease agreements.  This use will increase in the future as larger acquisitions are made and our lenders require greater equity.  As the investments increase in size, this will have an effect on our liquidity. The return of this equity is not realized by the Company until the homes are sold for a profit. Based on the current lease terms, this will not occur sooner than two years from the date of acquisition.

Net cash used in financing activities decreased from $2,533,824 in 2002 to $312,177 in 2003.  The change was partially a result of a net repayment of stockholder loans of $1,609,200.  The Company had excess cash available to reduce these loans bearing interest at 9%. Deferred finance charges were increased by $982,880 due to insurance premium renewals and loan fees.  Charges are incurred when new acquisitions are made, debt is renewed or refinanced. The net proceeds from mortgages and notes payable provided $2,284,903.  Based on cash available, the Company may fund development costs internally to reduce interest costs and at a later time, request reimbursement from the lender.

Cash Flows - Comparison of Years Ended June 30, 2002 and 2001

Net cash provided by operating activities increased from $1,861,971 in 2001 to $3,258,702 in 2002. The change was a result of an increase in operating income $869,071 and an increase in amortization charges of $617,933. The increased amortization charges arose from a significant increase in investment in properties under direct financing arrangements from 2001 to 2002.

Net cash provided by (used in) investing activities decreased from a source of $1,974,384 in 2001 to a use of $3,910,102 in 2002. The change was primarily a result of a net increase in investments in residential real estate under direct financing arrangements of $5,893,999. This use will increase in the future as new investments are made and as our lenders may require greater equity. As the investments increase in size, this will have an effect on long-term liquidity.

Net cash used in financing activities increased from ($1,301,264) in 2001 to ($2,533,824) in 2002. The change was primarily a result of redemption of preferred stock ($500,000) and increased deferred charges ($757,196). This use will increase if common stock is repurchased. The use of cash in new acquisitions results in an increase in deferred charges for loan fees and closing costs.

OFF-BALANCE SHEET AND CONTRACTUAL OBLIGATIONS

The Company has assumed various financial obligations and commitments in the normal course of its operations and financing activities.  Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease arrangements.

The following table represents the scheduled maturities of the Company’s contractual obligations as of June 30, 2003.

	Payment due by period

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Mortgages and notes payable	$47,874,223	$19,046,599	$28,827,624	$—	$—
Operating office lease obligation	256,325	66,780	138,990	50,555	—
Employment contract	5,954,075	438,461	1,012,845	1,225,543	3,277,226

Total	$54,084,623	$19,551,840	$29,979,459	$1,276,098	$3,277,226

Additional information on our obligations is contained in notes 10 and 17 of Notes to Consolidated Financial Statements.

INFLATION

Inflation has not had a significant impact on our results of operations and is not anticipated to have a significant negative impact in the foreseeable future. Although increases in the rate of inflation may tend to increase interest rates which may increase our cost of borrowed funds, we attempt to pass the increases through to our customers through increased charges. The potential adverse impact of inflation on our lease operations is further mitigated by requiring clients to pay all operating expenses, including but not limited to real property taxes, insurance and utilities. However, there is no assurance that inflation will not have a material adverse impact on our future results of operations.

DEFLATION

Deflation is a persistent fall in the general price level of goods and services. Deflation is dangerous, however, moreso even than inflation, when it reflects a sharp slump in demand, excess capacity and a shrinking money supply. Runaway deflation of this sort can be much more damaging than runaway inflation, because it creates a vicious spiral that is hard to escape. The expectation that prices will be lower tomorrow may encourage consumers to delay purchases, depressing demand and forcing firms to cut prices by even more. Falling prices also inflate the real burden of debt (that is, increase real interest rates) causing bankruptcy and bank failure. This makes deflation particularly dangerous for economies that have large amounts of corporate debt. Most serious of all, deflation can make monetary policy ineffective; nominal interest rates cannot be negative, so real rates can get stuck too high.

TRENDS

The consolidation requirements of FIN 46 has had a negative impact on our business to date.

Our clients have been evaluating whether VIE created after January 31, 2003 should be consolidated.  Some of them have determined that they should be consolidated even through they do not have legal title and their legal liability is limited to the option deposit.

They are in the process of evaluating whether VIE’s created prior to February 1, 2003 should be consolidated.

Until there is a resolution, our opportunities in the land acquisition and development line of business will be severely limited.

We are shifting our emphasis to model home/sale leaseback under operating leases and are actively soliciting new business.

Based on the current environment, we anticipate a reduction in revenue producing assets under financing arrangements and an increase in revenue producing assets under operating arrangements.

We are currently evaluating potential opportunities in the multi-family residential market.  It is uncertain if we or potential clients will be able to obtain performance bonds that guaranty our principal and return.  Interest rates are very low and we are unable to compete with major financial institutions on rates.

In order to grow our business, we are evaluating other real estate asset classes as well as other opportunities that may present themselves.

RECENT DEVELOPMENTS

Revolving Secured Credit Facility

During July 2003, the Company renewed its $60,000,000 secured revolving credit facility for two (2) years with an option to extend the term for an additional year.  The lead bank is in the process of participating out 50% to other banks.

Change of State of Incorporation

Effective August 14, 2003, the Company consummated a reincorporation, changing the jurisdiction of its incorporation from Delaware to Florida.  This reincorporation was authorized by our Board of Directors and the holders of a majority of the Company’s issued and outstanding common stock.

Treasury Stock

On August 6, 2003, we instructed our transfer agent to cancel and retire the shares thereby reducing the number of shares outstanding.

Repurchase of Fractional and Odd Lot Shares

The Company has retained an independent non-affiliated investment banking firm to provide us with a valuation and fairness opinion.

This will help us evaluate whether it would be cost effective to reduce the number of shareholders and reduce the costs associated with printing, mailing, transfer agent and related costs.

We have not yet established a timetable as to when our evaluation will be completed.

If we decided to proceed with the repurchase of the fractional and odd lot shares, we would have less than 300 stockholders of record.

A decision would have to be made whether to deregister our common stock which would terminate our reporting obligations as a public company.

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

A hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate curve would adversely affect our annual interest cost by approximately $478,000.

THE REST OF THIS PAGE IS LEFT INTENTIONALLY BLANK

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

STRATEGIC CAPITAL RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2003 AND 2002

STRATEGIC CAPITAL RESOURCES, INC.
AND SUBSIDIARIES

CONTENTS

PAGE	F-2	INDEPENDENT AUDITORS’ REPORT

PAGE	F-3	CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2003 AND 2002

PAGE	F-4	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2003, 2002 AND 2001

PAGE	F-5	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED JUNE 30, 2003, 2002 AND 2001

PAGE	F-6	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JUNE 30, 2003, 2002 AND 2001

PAGES	F-7 - F-35	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2003, 2002 AND 2001

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
Strategic Capital Resources, Inc.
     and Subsidiaries
Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of Strategic Capital Resources, Inc. and subsidiaries as of June 30, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended June 30, 2003, 2002 and 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Strategic Capital Resources, Inc. and subsidiaries as of June 30, 2003 and 2002 and the results of their consolidated operations and their consolidated cash flows for the years ended June 30, 2003, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

Weinberg & Company, P.A.
Certified Public Accountants

Boca Raton, Florida
July 21, 2003, except for Note 21 which is as of August 14, 2003

STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2003 AND 2002

	2003	2002

ASSETS
REVENUE PRODUCING ASSETS
Net investment in direct financing arrangements:
Model homes	$7,013,523	$16,140,165
Residential real estate	18,437,797	62,020,542
Multi-family residential property	—	10,010,585
Model homes under operating leases, net of accumulated depreciation of $174,976	25,981,488	—

Total Revenue Producing Assets	51,432,808	88,171,292

OTHER ASSETS
Cash and cash equivalents	6,448,089	801,415
Deferred charges, net	537,664	848,466
Deferred operating lease income receivable	171,187	—
Prepaid income taxes	89,101	—
Deferred income taxes	—	86,967
Accounts receivable	—	752,700

Total Other Assets	7,246,041	2,489,548

TOTAL ASSETS	$58,678,849	$90,660,840

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Mortgages and notes payable	$47,874,223	$77,592,477
Accounts payable and accrued expenses	807,400	1,733,177
Unearned income	46,410	173,038
Current income taxes	—	237,093
Deferred income taxes	373,749	615,035
Stockholder loans	300,000	1,909,200

Total Liabilities	49,401,782	82,260,020

COMMITMENTS AND CONTINGENCES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 5,000,000 shares authorized, -0- shares issued and outstanding in 2003 and 2002	—	—
Common stock, $.001 par value, 25,000,000 shares authorized, 87,560 shares issued and 77,192 shares outstanding in 2003 and 2002	88	88
Additional paid-in capital	8,847,616	8,847,616
Treasury stock, 10,368 shares at cost	(457,999)	(457,999)
Retained earnings	887,362	11,115

Total Stockholders’ Equity	9,277,067	8,400,820

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$58,678,849	$90,660,840

See notes to consolidated financial statements

STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2003, 2002 AND 2001

	2003	2002	2001

Revenue and other income
Interest income on direct financing arrangements:
Model homes	$1,457,317	$2,938,599	$4,810,323
Residential real estate	5,188,549	7,106,852	3,264,599
Multi-family residential property	726,760	819,472	953,965
Rental income on operating leases	1,169,624	—	—
Gain on sales of model home properties under direct financing arrangements	676,765	393,859	377,392
Gain on sale of multi-family residential property	194,703	—	—
Other interest and other income	49,552	81,470	135,798

Total revenues and other income	9,463,270	11,340,252	9,542,077

Cost and operating expenses
Interest and financing charges to financial institutions	3,420,040	4,956,835	5,597,692
Interest and financing charges to stockholders	451,384	214,030	387,086
Model home depreciation	174,976	—	—
Amortization	1,293,682	1,530,124	912,191
Depreciation	—	17,012	18,751
Corporate selling, general and administrative	2,258,203	2,564,342	1,536,118
Impairment charges	753,135	91,122	1,000,000

Total costs and operating expenses	8,351,420	9,373,465	9,451,838

Income before income tax expense	1,111,850	1,966,787	90,239

Income tax expense
Current	471,889	642,463	—
Deferred	(241,286)	436,594	71,579

Total income tax expense	230,603	1,079,057	71,579

Net income	881,247	887,730	18,660
Preferred stock distributions	5,000	55,000	85,000

Income (loss) applicable to common stockholders	$876,247	$832,730	$(66,340)

Earnings per share data:
Basic earnings (loss) per share	$11.35	$10.79	$(.85)

Diluted earnings (loss) per share	$11.35	$10.73	$(.85)

See notes to consolidated financial statements

THE REST OF THIS PAGE IS LEFT INTENTIONALLY BLANK

STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2003, 2002 AND 2001

	Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earning (Deficit)	Total

	Shares	Amount	Shares	Amount		Shares	Amount

Balance 7/1/2000	400,000	$4,000	85,060	$85	$9,475,309	(6,752)	$(343,176)	$(755,275)	$8,380,943
Treasury stock purchased	—	—	—	—	—	(3,616)	(114,823)	—	(114,823)
Warrants exercised	—	—	2,500	3	497	—	—	—	500
Preferred stock distributions	—	—	—	—	—	—	—	(85,000)	(85,000)
Non-cash interest expense from issuance of warrants	—	—	—	—	269,142	—	—	—	269,142
Net income	—	—	—	—	—	—	—	18,660	18,660

Balance 6/30/2001	400,000	4,000	87,560	88	9,744,948	(10,368)	(457,999)	(821,615)	8,469,422
Preferred stock distributions	—	—	—	—	—	—	—	(55,000)	(55,000)
Preferred stock redemption	(400,000)	(4,000)	—	—	(996,000)	—	—	—	(1,000,000)
Non-cash interest expense from issuance of warrants	—	—	—	—	98,668	—	—	—	98,668
Net income	—	—	—	—	—	—	—	887,730	887,730

Balance 6/30/2002	—	—	87,560	88	8,847,616	(10,368)	(457,999)	11,115	8,400,820
Preferred stock distribution	—	—	—	—	—	—	—	(5,000)	(5,000)
Net income	—	—	—	—	—	—	—	881,247	881,247

Balance 6/30/2003	—	—	87,560	$88	$8,847,616	(10,368)	$(457,999)	$887,362	$9,277,067

See notes to consolidated financial statements

STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2003, 2002 AND 2001

	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$881,247	$887,730	$18,660

Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of model home properties under direct financing arrangements	(676,765)	(393,859)	(377,396)
Gain on sale of multi-family residential property	(194,703)	––	––
Deferred operating lease income	(171,187)	––	––
Interest expense from implicit interest on multi-family residential property	64,257	106,015	58,552
Interest expense from issuance of warrants	––	98,668	269,142
Depreciation	174,976	17,012	18,751
Amortization	1,293,682	1,530,124	912,191
Impairment charges	753,135	91,122	1,000,000
Deferred income taxes	(154,319)	436,629	(23,421)
Changes in operating assets and liabilities:
(Increase) in other assets	(435)	(4,404)	(418,554)
(Increase) in prepaid income taxes	(89,101)	––	––
(Decrease) increase in current income taxes	(237,093)	237,093	36,000
(Decrease) increase in accounts payable and accrued expenses	(925,779)	447,537	356,897
(Decrease) increase in unearned income	(126,628)	(194,965)	11,149

Total adjustments	(289,960)	2,370,972	1,843,311

Net cash provided by operating activities	591,287	3,258,702	1,861,971

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in properties under direct financing arrangements:
Residential real estate	––	(11,469,091)	––
Investment in properties under operating lease arrangements:
Model homes	(3,780,323)	––	––
Proceeds from sales of properties under direct financing arrangements	8,244,926	7,558,989	1,983,897
Proceeds from sale of multi-family residential real estate	902,961	––	––
Capital expenditures	––	––	(9,513)

Net cash provided by (used in) investing activities	5,367,564	(3,910,102)	1,974,384

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgages and notes payable	2,868,902	––	1,066,645
Principal payments on mortgages payable	(583,999)	(459,716)	(1,301,754)
Proceeds from stockholder loans	280,000	671,100	353,680
Repayments of stockholder loans	(1,889,200)	(485,000)	(272,000)
Redemption of preferred stock	—	(500,000)	—
Purchase of treasury stock	—	—	(114,823)
Deferred finance charges	(982,880)	(1,705,208)	(948,012)
Preferred distributions	(5,000)	(55,000)	(85,000)

Net cash (used in) financing activities	(312,177)	(2,533,824)	(1,301,264)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,646,674	(3,185,224)	2,535,091

CASH AND CASH EQUIVALENTS – BEGINNING	801,415	3,986,639	1,451,548

CASH AND CASH EQUIVALENTS - ENDING	$6,448,089	$801,415	$3,986,639

See notes to consolidated financial statements

THE REST OF THIS PAGE IS LEFT INTENTIONALLY BLANK

STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003, 2002 AND 2001

NOTE 1 DESCRIPTION OF BUSINESS

Strategic Capital Resources, Inc. and subsidiaries (the “Company”) provides specialized financing for major homebuilders and real estate developers (“clients”) throughout the United States. These arrangements may take several forms which include direct financing leases, operating leases, option agreements, or management agreements. Such arrangements may represent off-balance sheet transactions for the Company’s clients.

The Company is engaged in such arrangements in three lines of business, consisting of one reportable segment, as follows:

1)     Sale/leaseback of fully furnished model homes complete with options and upgrades;

2)     Residential real estate acquisition and development; and

3)     Multi-family residential property (sold March 2003).

NOTE 2 BASIS OF PRESENTATION

The summary of significant accounting policies (see Note 4) of the Company is presented to assist in understanding the consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the consolidated financial statements.

(A)     Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Strategic Capital Resources, Inc. and of its wholly owned subsidiaries, which include variable interest/special purpose entities. Inter-company transactions have been eliminated in consolidation.

(B)     Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

(C)     Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less.  Concentration of credit risk and market risk associated with cash and cash equivalents are considered low due to the credit quality of the issuers of the financial instruments held by the Company and due to their short-term nature.

(D)     Segment Reporting

The Company determined that its operations involve one reportable segment, real estate financing arrangements.

(E)     Reclassification

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

NOTE 3 VARIABLE INTEREST/SPECIAL PURPOSE ENTITIES

(A)     Variable Interest/Special Purpose Entities

A variable interest/special purpose entity is one that is established to perform no function other than to own specific assets which generate income, to service its debt and earn a return.  Its purpose is to limit the number of creditors that may file a claim against those assets as well as the income generated from those assets.  We have organized several special purpose entities for this purpose.  These entities are limited liability corporations and are one hundred percent owned by us.  It is our policy to consolidate these entities.

(B)     Variable Interest/Special Purpose Entities/Off Balance Sheet Arrangements

The Company does not have off-balance sheet arrangements with variable interest/special purpose entities or any other entities.

NOTE 4 SIGNIFICANT ACCOUNTING POLICIES

(A)     Fair Value of Financial Instruments

The carrying value of all financial instruments, including cash and cash equivalent, debt and accounts payable and accrued expenses, approximates their fair value at the end of the reporting period due to the relatively short term nature of these instruments.  There is no quote for the Company’s debt obligations.

(B)     Deferred Charges - Net

Deferred charges consist of commitment fees, loan closing costs and residual value insurance (“RVI”) premiums.  The Company’s policy is to amortize the commitment fees and loan closing costs over the life of the loan.  The RVI premiums are paid annually in advance, fully earned, non-refundable and are amortized equally over twelve months.  If a loan is paid off prior to maturity due to any early project completion or early sale of model homes, the remaining unamortized balance is written off at that time.

(C)     Impairment of Long-Lived Assets

In August, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement No. 144”).  This pronouncement superceded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (“Statement No. 121”) and was required to be adopted on January 1, 2002.  Statement No. 144 retained the fundamental provisions of Statement No. 121 as it related to assets to be held and used and assets to be sold.  Statement No. 144 requires impairment losses to be recorded on assets to be held and used by the Company when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets.  When an impairment loss is required for assets to be held and used by the Company, the related assets are adjusted to their estimated fair value.

Fair value represents the amount at which an asset could be bought or sold in a current transaction between willing parties, that is, other than a forced or liquidation sale.

The estimation process involved in determining if assets have been impaired and in the determination of fair value is inherently uncertain because it requires estimates of current market yields as well as future events and conditions.  Such future events and conditions include economic and market conditions, as well as availability of suitable financing to fund acquisition and development activities.  The realization of the Company’s revenue producing assets is dependent upon future uncertain events and conditions, and, accordingly, the actual timing and amounts realized by the Company may be materially different from their estimated fair value.

Our long-lived assets are comprised of model homes that are less than four years old.

(D)     Deferred Operating Lease Income

Model homes under operating leases income is recognized when earned in accordance with the agreements.  The contractual lease payment increases (deferred lease payment) are recognized on a straight-line basis over the term of the lease agreement.

The cumulative difference between lease revenue recognized under this method and the contractual lease payment terms is recorded as “Deferred operating lease income receivable” in the accompanying consolidated balance sheet.  As of June 30, 2003, the balance was $171,187.

(E)     Property and Equipment

Expenditures for maintenance, repairs and renewals of items that do not extend the service life or increase the capacity of assets are charged to expense as incurred.  Significant additions are capitalized.  Depreciation has been computed using the straight-line method over the following estimated useful lives:

Description	Years

Model homes	40
*Office furniture and equipment	5

*Fully depreciated

(F)     Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing the net income (loss)  applicable to common stock stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares including the dilutive effect of common share equivalents then outstanding.

In 2002, the Board of Directors and a majority of the Company’s stockholders approved a 200 for 1 reverse stock split of the outstanding shares of the Company’s common stock, effective June 13, 2002. The Company’s capital structure, weighted average common shares and earnings (loss) per share have been restated for all years presented to give retroactive effect to the reverse stock split.

THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK

The following is the calculation of basic and diluted earnings (loss) per share for the years ended June 30, 2003, 2002 and 2001:

	For the Year Ended June 30,

	2003	2002	2001

Earnings:
Net income	$881,247	$887,730	$18,660
Dividends on preferred shares	(5,000)	(55,000)	(85,000)

Income (loss) applicable to common stockholders	$876,247	$832,730	$(66,340)

Basic:
Weighted average shares outstanding during the year	77,192	77,192	78,009

Basic earnings (loss) per share	$11.35	$10.79	$(.85)

Diluted:
Weighted average shares outstanding during the year	77,192	77,192	78,009
Effect of dilutive securities:
Stock options	—	293	—
Warrants	—	110	—
Diluted weighted average shares outstanding	77,192	77,595	78,009

Diluted earning (loss) per share	$11.35	$10.73	$(.85)

(G)     Revenue Recognition and Concentration

Model Homes and Residential Real Estate – Direct Financing Arrangements

The Company accounts for its model homes and residential real estate under direct financing arrangements under the direct financing method of accounting prescribed under Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases”. Under the direct financing method of accounting, the assets are recorded as an investment in direct financing arrangements and represent the minimum net payments receivable, including third-party guaranteed residual, plus the un-guaranteed residual value of assets, if any, less unearned income. Gain on sales of model home properties under direct financing arrangements is recorded at the time each model home property sale is closed and when title and possession have been transferred to the buyer.

Since the residential real estate transactions are financing arrangements, the Company recognizes the related interest income monthly. There is no gain or loss from the sales of this real estate because the sale price equals the Company’s cost.

Multi-family Residential Property

The operating expenses (insurance, property taxes and repairs) are netted against the multi-family interest income.  Interest income was recognized monthly in accordance with the management agreement.  As described in Note 6(D), an adjustment is made for the difference between the actual interest income received and the implicit interest.

Model Homes under Operating leases

Rental income is recognized when earned in accordance with the agreements. The contractual lease payment increases (deferred lease payment) are recognized on a straight line basis over the term of the lease agreement. Gain or loss on the sale of a model home under an operating lease is recorded at the time each model home property sale is closed and when title and possession have been transferred to the buyer.  The gain or loss is calculated by deducting from the sales price the book basis of the home (original acquisition price less accumulated depreciation) and closing costs.

We believe the Company’s revenue recognition policies are appropriate to reflect the substance of the underlying transactions.

Concentration

Three of our major clients have represented a significant portion of our total revenues.  Of our total revenues, one of these clients represents 58% of our revenues during 2003, 57% in 2002, and 52% in 2001.  A second client represented 23% in 2003, 23% in 2002 and 15% of our revenues in 2001.  A new client represented 15% of our total revenue in 2003.

(H)     Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued several Statements of Financial Accounting Standards (“SFAS”).

In June 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations” establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other type of disposal of long-lived tangible assets arising from the acquisition, construction, or development and/or normal operation of such assets. SFAS No. 143 is effective for the fiscal years beginning after June 15, 2002, with earlier application encouraged.

In August 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. The provisions of the statement are effective for financial statements issued for the fiscal years beginning after December 15, 2001.

In accordance with SFAS 144, when the Company has determined that the model homes under operating leases are expected to be sold within one year, the Company will classify these model homes as assets held for sale, and will cease depreciating the homes.

In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. Earlier application is encouraged.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Restructuring Costs.” SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. Under SFAS 146, the Company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require the Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS 146, a company cannot restate its previously issued financial statements and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123”, (“SFAS No. 148”).  SFAS No. 148 amends FASB Statement No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”) and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation.  Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based-compensation and the related pro forma disclosures when the intrinsic value method continues to be used.  The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly.  This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively.

In May 2003, the FASB issued SFAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity.  The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

SFAS No. 150 affects the issuer’s accounting for three types of freestanding financial instruments.  One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets.  A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets.  The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers’ shares.  SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

Most of the provisions of Statement 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, “Elements of Financial Statements”.  The  remaining provisions of this Statement are consistent with the FASB’s proposal to revise that definition to encompass certain obligations that a reporting entity can or must  settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2003.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (“Interpretation No. 45”).  The disclosure requirements of Interpretation No. 45 are effective as of December 31, 2002.  The initial recognition and measurement requirement of Interpretation No. 45 are effective on a prospective basis to guarantees issued or modified after December 31, 2002.    In the case of a guarantee issued as part of a transaction with multiple elements with an unrelated party, Interpretation No. 45 generally requires the recording at inception of the guarantee of a liability equal to the guarantee’s estimated fair value.  In the absence of observable transactions for identical or similar guarantees, estimated fair value will likely be based on the expected present value which is the sum of the estimated probability-weighted range of contingent payments under the guarantee arrangement.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements”.  Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest:  the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

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

In June 2003, the FASB issued an Exposure Draft for proposed SFAS entitled “Qualifying Special-Purpose Entities (“QSPE”) and Isolation of Transferred Assets”, an amendment of SFAS No. 140 (“The Exposure Draft”).  The Exposure Draft is a proposal that is subject to change and as such, is not yet authoritative.  If the proposal is enacted in its current form, it will amend and clarify SFAS 140.  The Exposure Draft would prohibit an entity from being a QSPE if it enters into an agreement that obligated a transferor of financial assets, its affiliates, or its agents to deliver additional cash or other assets to fulfill the special-purposes entity’s obligation to beneficial interest holders.

The Company believes that the adoption of the above pronouncements will not have a material effect on the Company’s consolidated financial position or results of operations, except for SFAS 144.

NOTE 5 CONSULTATIONS WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION

Consultations were initiated by the Company to seek guidance from the U.S. Securities and Exchange Commission (“SEC”) on matters relating to detachable warrants issued with stockholder debt and the accounting for revenue producing assets.

As a result of the consultations with the SEC, the Company proceeded to file an amended Form 10-K for the year ended June 30, 2002 on June 13, 2003, as well as  amended Forms 10-Q for the quarters ended September 30, 2002 on June 24, 2003, and December 31, 2002 on June 27, 2003.  The corrections were as follows:

One of the errors resulted from the Company not recording the effects of detachable warrants issued with stockholder debt. Also see Notes 12. The effect of the error was to increase non-cash interest expense and decrease net income by $269,142 for 2001. The cumulative effect of the error was to also increase additional paid-in capital by $1,380,972 at June 30, 2001.

Additionally in May 2003, after consultation with the SEC, the Company’s management determined that it had not properly accounted for the implicit interest rate in the multi-family residential property agreement. As a result of the correction, interest income decreased by $106,015 and $58,552 for the years ended June 30, 2002 and 2001, respectively.  Additionally, income tax expense was reduced by $42,406 and $23,421 for the years ended June 30, 2002 and 2001, respectively. The adjustment to interest income also resulted in a decrease to the net investment in the multi-family residential property by $106,015 and $111,399 at June 30, 2002 and 2001, respectively.

The net effect of the errors on income (loss) per share was to reduce previously reported earnings per share of $11.61 and $.01 for the years ended June 30, 2002 and 2001, respectively to an income (loss) per share of $10.79 and $(.85), respectively.

The retained earnings (deficit), additional paid-in capital, the net investment in multi-family residential property and the deferred tax asset in the June 30, 2002 and 2001 consolidated balance sheets, and the net income (loss), interest income and income tax expense in the consolidated statements of operations, stockholders’ equity and cash flows for the years ended June 30, 2002 and 2001 changes have been changed to correct the errors in the June 30, 2002 Annual Report on Form 10-K/A1.

Also as a result of the consultations with the SEC, the Company reported reclassifications in its Annual Report on Form 10-K/A1 as of and for the year ended June 30, 2002 as follows:

The proceeds from the sales of model homes under direct financing arrangements and the related costs were presented as a net gain in the consolidated statements of income.

Sales of residential real estate sold under direct financing arrangements and the related costs which are typically the same amount are no longer reported as operating revenue and operating expense.  The sales and cost of sales of residential real estate are now disclosed in management’s discussion and analysis.

The multi-family operating expenses (property taxes, insurance and repairs) have been netted against the multi-family interest income in the consolidated statements of income.

NOTE  6  NET INVESTMENTS IN DIRECT FINANCING ARRANGEMENTS

(A)     Net Investment in Direct Financing Arrangements

The components of the net investment in direct financing arrangements are as follows:

	June 30,

	2003	2002

Total minimum payments receivable	$25,451,320	$88,171,292
Less: unearned income	(46,410)	(173,038)

Net investment in direct financing arrangements	$25,404,910	$87,998,254

(B)     Model Home Program

We purchase and leaseback on a “triple net” basis, fully furnished model homes complete with options and upgrades to major publicly traded homebuilders and real estate developers.  We do not purchase the furniture as part of the acquisition of the home.

The Company has entered into a series of direct financing arrangements with various major homebuilders and real estate developers that provide for monthly payments, which are negotiated on a per transaction basis and are designed to cover our debt service as well as to provide us positive cash flow. The monthly payments are recorded as interest income on direct financing arrangements in the accompanying consolidated statements of operations. In addition, under the terms of the agreements, all expenses arising during the term of the agreement are paid by the client including, but not limited to, utilities, homeowner association assessments, maintenance, insurance and real estate taxes.

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

All clients are required to provide a surety bond, letter of credit or equivalent financial instrument in order to insure their performance of their obligations. The financial instruments provided by clients have historically ranged from 5% to 110% of the Company’s purchase price of the model homes.

RVI was obtained to insure 80%-100% of the acquisition cost of the model homes. In some cases, the RVI covers the interest income derived from such direct financing arrangements and other homebuilder contractual obligations to the Company. The  premiums are paid annually in advance and are non-refundable and not proratable. They are a percentage of the insured value.

All such insurance has been obtained from major domestic based insurance companies rated “A” through “AAA” by major credit rating agencies. The intent of these arrangements is to reduce the cost of funds, and to increase the amounts borrowed, thereby increasing profitability and leverage.

The Company accounts for its model home transactions under the provisions of SFAS 13, “Accounting for Leases”. Since the Company has RVI for the model home transactions and other provisions of SFAS 13 are met, the homes are considered direct financing arrangements rather than operating leases.

(C)     Residential Real Estate Acquisition and Development Arrangements

The Company purchases parcels of residential real estate selected by homebuilders from third parties. The parcels of land may require entitlement and development or consist of finished lots. The Company simultaneously enters into a fixed price development agreement to develop the parcels of land and in all cases the Company requires the developer to provide completion bonds for some or all work by a surety company acceptable to the Company. The Company enters into these transactions with funding from banks and these loans are secured by specific assets of the Company. As development occurs, the Company retains ownership of the developed real estate. The Company approves draw requests paid to the developer under the development agreements. The Company or their banks fund the draws. If the Company funds the draws, the banks reimburse the Company upon request. An exclusive option to purchase agreement is entered into with the homebuilder simultaneously with the land acquisition and development contract. The terms and conditions of each transaction are project-specific (interest rate on the option, term, takedown schedule, etc.) The interest rate on the option is negotiated with each client. It is based on the credit of the client, estimated duration and size of the project and interest rates in effect at the time. The interest rate on the option is a fixed percentage, is non-refundable, is payable monthly in advance by the homebuilder and is fully earned. The interest rate on the option is calculated by applying the fixed percentage to the Company’s net investment in the real estate (cost of the land plus development cost incurred less options exercised by the homebuilder). Our financing agreements with our lenders may call for a fixed interest rate or variable rate. These factors are all considered during negotiations to maintain the Company’s profit margins.

Each time the homebuilder exercises their option to purchase the residential real estate there is a formal real estate closing and title passes to the homebuilder. If the homebuilder fails to exercise their options to purchase the real estate, the Company has the right to sell the real estate to another party and there is no refund of the interest received. In addition, the Company has the right to draw against the developer’s letter of credit or performance bond. Since the option sales price of the real estate to the homebuilder is equal to the Company’s cost of the land plus costs to develop, there typically is no gain or loss on the sale of the residential real estate.

The Company grants its clients an option to acquire finished lots in staged takedowns. In consideration for the option we receive a deposit in the form of a performance bond or a letter of credit equal to 20% or less of the total purchase price as well as an option maintenance fee which is payable monthly in advance. The option fees are fully earned when paid and non-refundable. The client has the right to terminate their obligations under the option agreements by foregoing the deposit, paying for the finished lots exercised and any other penalties provided for in the agreements. We have legal title to these assets. If the client terminated the agreements we have the risk of a decline in the market value of the property.

RVI was obtained to insure 80%-100% of the fully developed cost of the residential real estate. In some cases, the RVI covers the option income derived from such development arrangements and other homebuilder contractual obligations to the Company. The premiums are paid annually in advance and are non-refundable and not proratable. They are a percentage of the insured value.

(D)     Multi-Family Residential Property – Sold March 2003

On July 15, 1999, we purchased a 288 unit multi-family residential property in Jacksonville, Florida, for a purchase price of $10,227,999. The purchase price was paid as follows:

Assumption of existing first mortgage	$4,927,999
New loan	5,300,000

Total purchase price	10,227,999
Less implicit interest adjustment	(217,414)

Net investment in multi-family residential property at June 30, 2002	$10,010,585

At the time of purchase, the Company entered into a five year management agreement with a non affiliated independent management company. The management company was responsible for the operation of the property, retained all income from the property and was responsible for any losses. The Company received a monthly fee comprised of the sum of the debt service to cover the assumed existing first mortgage ($43,365) plus required escrows for real estate taxes, property insurance and repair reserve, plus a 12% annual return on the $5,300,000 new loan. The escrow portion was variable based on changes in estimated expenses. The multi-family operating expenses (property taxes, insurance and repairs) were netted against the multi-family interest income in the accompanying consolidated statements of income. The Company’s profit on the transaction arose from the difference between the 12% return and interest expense paid by the Company on its $5,300,000 loan. The management company received the benefit of the property appreciation, rent and occupancy increases. The annual return was 11% for the first two years, 12% for year three and 13% for years four and five. The average return over the term of the agreement was 12%.

The management company had an option to purchase the property any time during the last four years of the agreement at an amount equal to the balance of the first mortgage plus an interest adjustment of $121,527, representing the difference between the 11% paid to the Company in the beginning if the management agreement and the 12% due us per the agreement, plus $5,300,000. If they failed to exercise the option, the management company was required to pay a balloon payment of $5,300,000 at the end of the five years. A performance bond, issued by an insurance company rated “AAA” by Moody’s and Standard & Poors, in the amount of $8,335,000 was obtained and paid for by the management company to insure the payment and performance of the management company. The performance bond insured the monthly payments by the management company and the $5,300,000 balloon payment at the end of the agreement.

The Company accounted for the multi-family residential property as a direct financing arrangement, in accordance with the provisions of SFAS No. 13, “Accounting for Leases”, because the agreement contains a bargain purchase option.

SFAS No. 13 dictated the following accounting treatment for this transaction: (1) Using the actual purchase price of $10,227,999, the projected bargain purchase option at the end of five (5) years of $9,630,902 and the minimum lease payments, an implicit interest rate of 10.295% was derived utilizing present value tables; (2) the implicit interest rate was then applied to the purchase price and an interest income stream was generated for the five (5) years; (3) the calculated amount was compared to the actual cash amount received (net of executory payments for taxes and insurances); (4) since the actual interest was greater than the implicit interest the actual interest was adjusted, resulting in a non-cash interest expense charge in each of the fiscal years commencing with June 30, 2000. Additionally, the net investment in the multi-family direct financing arrangement in the consolidated balance sheet was decreased by the adjustment in (4) above resulting in a net investment in the multi-family residential property of $10,010,585 at June 30, 2002. The adjustment also resulted in an increase in deferred tax asset, since the adjustment is being recognized for book purposes and not for tax purposes.

The table below reflects the change described above:

Fiscal Year	Actual Interest Income	Implicit Interest	Interest Expense Adjustment	Blended Tax Rate	Deferred Tax Benefit	Net Decrease to Earnings

6/30/2001	$1,103,386	$1,044,834	$58,552	40%	$23,421	$35,131
6/30/2002	1,143,136	1,037,121	106,015	40%	42,406	63,609
6/30/2003*	876,123	769,612	106,511	40%	42,604	63,907

Total	$3,122,645	$2,851,567	$271,078		$108,431	$162,647

*Interest expense adjustment is for nine months.

In March 2003, the management company exercised its option to purchase the property. The sales price of $9,895,920 was the sum of $5,300,000, the unpaid interest adjustment of $146,896 ($121,527 plus accrued interest), and the balance of the first mortgage of $4,384,570 plus closing adjustments of $64,454. The Company received cash at closing of

$902,961, net of the outstanding balance of the original $5,300,000 loan. Due to the reduction of the balance sheet value of the asset by the non-cash interest expense, a gain on the sale of $194,703 was recorded for the year ended June 30, 2003.

NOTE  7  MODEL HOMES UNDER OPERATING LEASES

During the quarter ended March 31, 2003, the Company acquired 76 model homes located in Florida, Texas, Colorado and Arizona.  The purchase price of $26,156,464 was financed utilizing existing and new credit facilities, as well as Company funds.

The client, a public home builder, entered into a triple net lease on the homes with terms ranging from one to three years.  The client has the right to extend the lease terms for six months and the Company has the right to extend the term for one year.  The lease is triple net whereby the lessee is responsible for all operating costs and provides for a deferred lease payment payable at the end of the lease.  The client is responsible for the costs associated with the resale of the homes and has an exclusive sales contract with us.  If the homes are sold for a profit, we retain 100% of the profit, and if they are sold for a loss, we bear the loss.

The Company accounts for these model homes transactions under the provisions of SFAS No. 13, “Accounting for Leases”.  Since the Company did not obtain RVI for these model homes they are accounted for as operating leases.  The homes are depreciated over 40 years.  The Company does not meet any of the criteria for this being treated as a capital/direct financing lease.  The acquisition of the model homes from our client clearly transferred all of the benefits and risks associated with the model homes to us.  The lease does not:

1)	transfer ownership of the property to the lessee by the end of the lease term;
2)	contain a bargain purchase option;
3)	equal 75 percent or more of the estimated economic life of the leased property; and
4)	have minimum lease payments that the present value of the payments equals or exceeds 90 percent of the fair value of the leased property.

The non-cancelable operating leases expire at various dates through 2007.  Rental revenue under these leases total $1,169,624 in 2003.  Future minimum rental revenue under these operating leases as of June 30, 2003 is summarized as follows:

Year Ending:

June 30, 2004	$2,578,353
June 30, 2005	1,146,830
June 30, 2006	467,278
June 30, 2007	26,125

$4,218,586

THE REST OF THIS PAGE IS LEFT INTENTIONALLY BLANK

The book value of the Company’s model homes under operating leases is summarized as follows:

	June 30,

	2003	2002

Model homes	$26,156,464	$—
Less accumulated depreciation	(174,976)	—

Model homes – net	$25,981,488	$—

NOTE  8  DEFERRED CHARGES - NET

The deferred charges consist of the following:

	June 30,

	2003	2002

Loan commitment fees and points	$191,785	$334,716
Closing costs including legal fees	214,362	132,024
Residual vale insurance premiums	131,517	381,626

Total	$537,664	$848,366

Amortization expense of deferred charges was $1,293,682 for the year ended June 30,  2003, $1,530,124 for the year ended June 30, 2002, and $901,591 for the year ended June 30, 2001.

NOTE  9  IMPAIRMENT CHARGES

(A)     Iron Eagle Contracting and Mechanical, Inc., et al

During the year ended June 30, 1997, the Company disposed of its construction subsidiary, Iron Eagle Contracting and Mechanical, Inc. (“IECM”). Under the terms of the agreement, the Company sold the net assets of IECM for a note in the amount of $1,312,500. The note bears interest at the prime rate plus 1%. Interest was payable in monthly installments. The note was secured by all assets of IECM’s parent company, Monarch Investment Properties, Inc. (“Monarch”), which was formerly known as Iron Holdings Corp., and by all of the issued and outstanding shares of IECM.

During June 1999, the Company filed a lawsuit against Monarch, and its subsidiaries, IECM and Tahoe Realty Corp., as well as two of its officers and other individuals, in the Supreme Court of the State of New York, County of Queens. The action asserts seven separate causes of action arising out of a default in payment of the remaining $1,100,000 balance due under the promissory note evidencing monies due to the Company from Monarch as a result of its purchase of IECM from the Company.

The Court granted the Company’s motion for summary judgment during March 2000 against Monarch in the sum of $1,100,000 plus interest from January 1, 1999, a judgment of possession of all collateral pledged by Monarch and judgment that the Company is the rightful owner and entitled to immediate possession of the collateral, impressing a trust on said collateral, declaring defendants to be trustees of said collateral and directing said trustees to deliver such collateral to the Company. A decision of the Appellate Division limited the extent of the corporate defendant’s liability and the thrust of the action is against the guarantors. The action is now in the discovery stage. Management has pursued the action appropriately and aggressively since its inception. While it is difficult to predict the outcome of any litigation, there are no counterclaims asserted against the Company and there does not appear to be a range of potential loss to the Company.

During the years ended June 30, 2001 and 2000, the Company took impairment charges of $1,000,000 and $100,000, respectively on the promissory note. The amount of the write-down was determined by evaluating the underlying value of the collateral, the cost of recovery, ongoing litigation costs and the difficulty in realizing the collateral securing the promissory note. Actual losses or possible recoveries could differ from our current estimate and will be reflected as adjustments in future financial statements.

(B)     Dylan Tire Industries, LLC., et al

During May 2000, we, along with FPE Funding, LLC (“FPE”) filed a complaint entitled “In the case of Strategic Capital Resources, Inc. and FPE Funding, LLC v. Dylan Tire Industries, LLC, Dylan Custom Mixing, LLC; Mid-American Machine and Equipment, LLC f/k/a/ Mid-American Tire and Machine, LLC; GMAC Commercial Credit, LLC; Robert C. Liddon, Trustee; Mary Aronov, Trustee; David Feingold; John Tindal; Brett Morehouse; Johnny Guy; Shan Sutherland; and Pirelli Tire LLC,” Chancery Court for Davidson County, Tennessee, Case No. 00-1296-III, against the referenced defendants alleging, among other things, breach of contract, fraud, and civil conspiracy, arising from the breach of a sale and leaseback commitment for which we procured funding and under which FPE was to be the owner/lessor of a manufacturing facility.

The defendants/counter-plaintiffs, Dylan Tire Industries, LLC, Mid-American Machine and Equipment, LLC and Dylan Custom Mixing, LLC have filed a counterclaim, seeking unspecified consequential damages “estimated to exceed $500,000” for alleged breach of a loan commitment issued by the Company. The basis of the claim is that the Company allegedly failed to honor its commitment to lend for the acquisition of a manufacturing facility, resulting in damages to the defendants/counter-plaintiffs, who borrowed the money directly from the Company’s lender at allegedly a greater cost and who allegedly had to pay a greater price for the facility as a result of the alleged delay in the closing. The Company believes the counterclaim is without merit and will vigorously defend itself. As such, there is no accrual in the accompanying consolidated balance sheets.

The Company’s claims were substantially dismissed by the lower court and affirmed by the appellate court. The Company has appealed to the Tennessee Supreme Court and have additional claims that have not as yet been filed pending the appeal outcome. The Company recorded a receivable from Dylan Tire Industries, LLC for a commitment fee of approximately $180,000. As a result of the uncertainty regarding collection of the receivable, the Company has impaired the entire balance. For the year ended June 30, 2002, the Company recorded the remaining impairment charge for the receivable amounting to $91,122.

(C)     Saxton Incorporated

One of the Company’s clients defaulted in their various obligations under our model home transaction documents.  The client worked with us to maintain the model homes and assist us in the sale.  All of the model homes were sold for a deficiency of $320,467.  Unpaid real estate taxes, association and other operating expenses that were not paid amounted to $127,209.  The lease payments that were due and remain unpaid amounted to $305,459.  The total amount due the Company is $753,135.

The Company filed its unsecured Proof of Claim with the Bankruptcy Court.  We further filed Proof of Claims with two independent non-affiliated surety companies that provided performance bonds which individually guaranteed the performance of the client.  The claims have not been denied nor have we been paid.  We are unable to determine at this time whether we will be paid in full, not be paid at all or be offered a settlement.

One of the sureties that we filed the claim with was rated BB by Standard & Poors at the time the bond was issued.  This surety is currently in liquidation.  The second surety that we filed a proof of claim with was rated A+ by Standard & Poors at the time the bond was issued.  That surety is also in liquidation.

During May, 2003, we filed a claim against the insurance company that provided RVI coverage as well as cash flow protection/coverage.  They have not denied the claim but have requested additional information which we provided.  We believe based on the length of time and acrimonious correspondence that they will contest (not honor) their obligation to pay our claim.  The policy provided for payment within fifteen (15) days.  The provider of RVI was rated A+ by Standard & Poors at the time the policy was issued.  It is currently rated A with a negative outlook by Standard & Poors.

The circumstances surrounding the recovery of the receivable indicate that the carrying amount may not be recoverable.  We aggressively manage our litigation and evaluate appropriate responses to our lawsuits in light of a number of factors, including the potential impact of the actions on the conduct of our operations.  However, there can be no assurance that an adverse decision will not be rendered.

Due to the length of time and uncertainty surrounding liquidation and litigation, we determined that the claim should be treated as an impaired asset and be written off to the fair market value of zero together with the anticipated costs of collection.

During the fourth quarter ended June 30, 2003, we recorded an impairment charge for the receivable amounting to $753,135 and accrued an additional $50,000 for professional fees.  Actual losses or possible recoveries could differ from our current estimate and will be reflected as adjustments in future financial statements.

NOTE  10  MORTGAGES PAYABLE

Mortgages payable are collateralized by a first mortgage/deed of trust on specific properties. Interest is payable monthly in arrears at interest rates ranging from thirty (30) day Libor plus a premium to 7.76% per annum. The maturity dates range from one to three years.

Each facility is secured by a first mortgage/deed of trust on real estate for the specific properties funded by each respective facility, assignment of lease payments, option maintenance fees as well as proceeds from the sales of model homes and the exercise and payments for finished lots.  Repayment of advances is upon the earliest of the close of escrow of individual lots and homes within the collateral pool, the maturity date of individual lots and homes within the collateral pool or the facility maturity date.  Outstanding advances bear interest at various rates.  The credit facilities require us to maintain specified financial ratios regarding leverage, interest coverage, and consolidated tangible net worth.  The credit facilities also place certain restrictions on, among other things, our ability to incur additional debt or liens.  Some of the covenants include minimum tangible net worth, maximum debt, debt service coverage ratios, minimum amount of cash on hand, providing un-audited quarterly financial statements and annual audited financial statements.  We are not in default nor are we in any violation of any of our covenants.

During December 2001, the Company consolidated its $15,000,000 and $45,000,000 revolving credit facility into one commercial revolving line of credit totaling a maximum loan amount of $60,000,000 which is due to expire August 2005. The interest rate is a thirty-day LIBOR based floating rate plus a premium. In addition to the mortgages being secured by specific properties, all loans are secured by specific leases and related security bonds and/or RVI.

Mortgages and notes payable consist of the following:

		June 30,

	Maturity Date	2003	2002

Revolving secured credit facility lines secured by model homes and residential real estate*:
Floating Rate Mortgage	08/05/2005	$21,114,833	$26,732,663

Debt Secured by Model Homes:
Fixed Rate Mortgage	09/30/2002	—	287,368
Fixed Rate Mortgage	10/29/2002	—	2,919,500
Fixed Rate Mortgage	12/31/2002	—	658,714
Floating Rate Mortgage	07/15/2003	—	1,869,535
Fixed Rate Mortgage	01/15/2004	1,632,675	2,527,675
Fixed Rate Mortgage	01/15/2004	445,701	1,145,086
Floating Rate Mortgage	04/25/2004	—	1,406,950
Floating Rate Mortgage	04/25/2004	1,525,662	1,525,662
Floating Rate Mortgage	01/27/2006	2,576,700	—
Floating Rate Mortgage	02/24/2004	1,616,500	—

Debt Secured by Residential Real Estate:
Floating Rate Mortgage	03/05/2004	2,173,028	13,448,690
Floating Rate Mortgage	06/25/2004	11,653,032	11,514,800
Floating Rate Mortgage	04/25/2003	—	4,344,753
Floating Rate Mortgage	05/01/2005	5,136,092	—

Debt Secured by Multi-family Residential:
Fixed Rate Note, paid March 2003	07/15/2004	—	4,715,597
Fixed Rate Mortgage, paid March 2003	03/01/2017	––	4,495,484

	Total	$47,874,223	$77,592,477

*  During July 2003, this facility was renewed for two years (August 2005) plus an option by us to extend for one additional year.  See Subsequent Events Note 21(C)

THE REST OF THIS PAGE IS LEFT INTENTIONALLY BLANK

At June 30, 2003, maturities of mortgages and notes payable are as follows:

Year ending June 30, 2004	$19,046,597
Year ending June 30, 2005	5,136,093
Year ending June 30, 2006	23,691,533

$47,874,223

Note  11  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30,

	2003	2002

Bonus and incentive compensation	$195,000	$170,000
Professional fees	228,134	467,255
Interest to financial institutions	157,649	253,181
Model home resale profit participation	158,870	—
Deferred gain (multi-family)	—	584,403
Taxes and insurance (multi-family)	—	110,567
Other	67,747	153,994

Total	$807,400	$1,739,400

NOTE  12  STOCKHOLDER LOANS PAYABLE

(A)     STOCKHOLDER LOANS PAYABLE

Stockholder loans payable arose from advances various stockholders made to the Company. The loans are payable on demand and bear interest at 9%. Interest on stockholder loans payable totaled $95,794 for the year ended June 30, 2003, $115,361 for the year ended June 30, 2002, and $109,653 for the year ended June 30, 2001. Management believes that the loans from stockholders were made on equal or better terms than were available elsewhere. During the years ended June 30, 2002 and 2001, the Company issued a total of 5,366 and 7,460 detachable warrants post reverse stock split, respectively, to stockholders who had made loans to the Company. The Company did not believe that the detachable warrants were embedded derivatives under the provisions of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, and therefore accounted for the detachable warrants in accordance with APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. In accordance with APB 14, the Company apportioned fair value to the warrants using the Black-Scholes pricing model. Fair value was determined using the closing market prices of the Company’s common stock on the grant date. The fair value of the warrants on the date of grant was treated as additional interest expense in the year of grant since the stockholder loans are due on demand. The additional non-cash interest expense resulting from the accounting for the warrants amounted to $-0-, $98,668, and $269,142 for the years ended June 30, 2003, 2002, and 2001, respectively.

THE REST OF THIS PAGE IS LEFT INTENTIONALLY BLANK

Stockholder loans are as follows:

	June 30,

	2003	2002

Opening balance	$1,909,200	$1,223,100
New loans	280,000	1,171,600
Less: repayments	(1,889,200)	(485,500)

End of the year balance	$300,000	$1,909,200

(B)     Amendment to Warrant Agreements

The agreements for the detachable warrants issued in connection with loans from stockholders included a provision that the number of shares exercisable and the exercise price were not to be affected by reverse splits. On December 12, 2002, with the approval of the warrant holders and the Board of Directors, the Company amended the warrant agreements effective as of the date of the reverse split (June 13, 2002), to have the number of shares and exercise prices be effectuated by the reverse stock split. As such, all disclosures relating to the warrants and diluted earnings per share in the accompanying consolidated financial statements and footnotes have been restated to reflect the amendment. As a result of the warrants being affected by the reverse stock split, the number of outstanding warrants was decreased from 3,641,000 to 18,205 and the weighted average exercise price of the warrants increased from $.19 to $37.68.

(C)     Warrants/Stockholder Loans

During May 2003 based on a valuation prepared by an independent valuation company, the Company reached an agreement with its stockholder lenders to eliminate the obligation to issue an additional 1,173,100 warrants on each loan renewal and cancel all warrants  previously issued and outstanding.  The Company also agreed to allow participation in new financing pari passu with new mezzanine lenders at the stockholders sole discretion.  The cash consideration of $300,000 was paid and charged to interest expense for the year ended June 30, 2003.

THE REST OF THIS PAGE IS LEFT INTENTIONALLY BLANK

The following is a summary of warrant transactions during the years ended June 30, 2003, 2002 and 2001:

	Number of Shares of Common Stock Underlying Warrants	Weighted Average Exercise Price

Outstanding at June 30, 2000	28,530	$49.71

Issued	7,460	$34.86
Exercised	(2,500)	$0.20
Expired	(10,505)	$53.74

Outstanding at June 30, 2001	22,985	$48.43

Issued	5,366	$31.43
Cancelled/Expired	(10,146)	$58.73

Exercisable and outstanding at June 30, 2002	18,205	$37.68

Cancelled/Expired	(18,205)

Outstanding at June 30, 2003	—

NOTE  13  STOCKHOLDERS’ EQUITY

(A)     Convertible Preferred Stock

The Company had 400,000 shares of its 6%, $.01 par value participating convertible preferred stock outstanding that was issued in 1995. During June 2002, the 400,000 outstanding shares of preferred stock were redeemed for $1,000,000 ($2.50 per share), the original sales price amount received on issuance. A note for $500,000 was issued and a cash payment of $500,000 was paid to the preferred stockholders.  The June 2002 preferred stock distribution of $5,000 was paid in July 2003.  The note bore interest of 6% payable monthly; $250,000 was payable July 1, 2003 and $250,000 on July 1, 2004.  The note was paid in full in June 2003.

(B)     Common Stock Repurchase Program

During 2000, the Company implemented a common stock repurchase program. As of June 30, 2003, 10,368 (post reverse split) shares had been repurchased under this program at a cost of $457,999 or $44.17 per share, adjusted for our reverse stock split. We did not purchase any shares during our fiscal years ended June 30, 2003 and 2002. We are currently evaluating a proposed repurchase offer for fractional and odd lot shares to reduce our costs but there are no assurances that we will undertake this activity in the near future or at all.

(C)     Reverse Stock Split

During April 2002, the Board of Directors and a majority of the Company’s stockholders approved a 200 for 1 reverse stock split of the outstanding shares of the Company’s common stock. The reverse stock split became effective in June 2002. The Company’s capital structure, weighted average common shares and earnings (loss) per share have been restated for all years presented to give retroactive effect to the reverse stock split. The trading symbol was changed from JJFN to SCPI on the effective date of the reverse stock split.

(D)     Treasury Stock

Treasury stock is recorded at cost. As of June 30, 2003, the Company has repurchased 10,368 shares of common stock for $457,999.  The Company accounts for common stock in treasury classified in the consolidated balance sheets as a reduction of stockholders’ equity.  See Note 21(E).

NOTE  14  INCOME TAXES

The Company’s effective tax rates for the years ended June 30, 2003, 2002 and 2001 were 20.7%, 54.9% and 79.3%, respectively.

The provision for income taxes for each of the three years ended June 30 was as follows:

	For the Year Ended June 30,

	2003	2002	2001

Current:
Federal	$477,653	$433,250	$—
State	(5,764)	209,213	—
Deferred:
Federal	(185,790)	337,955	51,593
State	(55,496)	98,639	19,986

Total provision for income taxes	$230,603	$1,079,057	$71,579

Deferred income taxes arise from temporary differences in reporting assets and liabilities for income tax and financial accounting purposes. These temporary differences primarily resulted from different amortization and depreciation methods used for financial and tax purposes. The deferred tax asset recorded in connection with the implicit interest for the multi-family residential property, amounting to $86,967, was reversed at the time of the sale of the property in March 2003 into the cost of the property sold.

THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK

The components of the deferred income tax assets and liabilities are as follows:

	June 30,

	2003		2002

	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities

Deferred income taxes, current:

Prepaid and deferred charges	$—	$130,874	$—	$235,152
Implicit interest for multi-family property	—	—	86,967	—

Total current	—	130,874	86,967	235,152

Net current	—	130,874	86,967	235,152

Deferred income taxes, non-current:

Accumulated depreciation	—	242,875	—	379,883
Interest from issuance of warrants	—	—	591,856	—

Total long-term	—	242,875	591,856	379,883
Valuation allowance	—	—	(591,856)	—

Net long term	—	242,875	—	379,883

Net deferred tax asset/liabilities	$—	$373,749	$86,967	$615,035

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance at June 30, 2002 is related to deferred tax assets on interest expense from issuances of warrants. The warrants must be exercised in order to generate sufficient future taxable income to realize the deferred tax assets. These warrants were never exercised and were returned to the Company for cancellation during the fiscal year ended June 30, 2003.

THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK

     The following is a reconciliation of the federal statutory income tax amount on income to the provision for income taxes:

	For the Year Ended June 30,

	2003	2002	2001

Federal statutory income tax at 34%	$378,029	$668,708	$30,681
State tax cost, net of federal tax benefit	71,661	253,064	91,440
Prior year under accrual of federal and state tax	(78,582)	—	—
Depreciation – current	(110,188)	(295,136)	(404,753)
Gain on sales	256,122	399,538	190,680
Gain on future sales – net of depreciation	(137,008)	(40,000)	95,876
Prepaid loan renewal fee	(82,500)	—	—
Interest from issuance of warrants	—	39,467	107,655
Implicit interest adjustment	(77,878)	—	—
Other	10,947	53,416	(40,000)

Total provision for income taxes	$230,603	$1,079,057	$71,579

NOTE  15  LEGAL PROCEEDINGS

The Company and its subsidiaries are subject to litigation from time to time in the ordinary course of business.  Although the amount of any liability with respect to such litigation cannot be determined, in the opinion of management based on the information available, such liability will not have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

We aggressively manage our litigation and evaluate appropriate responses to our lawsuits in light of a number of factors, including the potential impact of the actions on the conduct of our operations.  However, there can be no assurance that an adverse decision in one or more of such lawsuits will not have a material adverse effect.

JJFN Holdings, Inc. vs. Monarch Investment Properties, Inc., et al

This action was commenced by JJFN Holdings, Inc., a wholly-owned subsidiary of the Company on or about May 25, 1999 against three (3) corporate defendants, two (2) individual defendants and various unknown parties known as “John and Jane Doe”.  The action was based upon breach of a promissory note, stock pledge agreement and security agreement.  In addition, the action alleges that certain assets of the primary Defendant were fraudulently conveyed to other Defendants without consideration.  The Complaint sought the sum of $1,100,000.00 plus interest.  Following the service and filing of a Motion for Summary Judgment and by judgment dated June 5, 2000, the Company obtained judgment against the Defendant, Monarch Investment Properties, Inc, s/k/a Iron Holdings Corp., in the sum of $1,100,000.00 plus interest and costs for a total of $1,233,639.43.  In addition, the Order awarding judgment also ordered that the Company was granted the possession on all collateral pledged under the Stock Pledge Agreement and Security Agreement and related relief.  Summary Judgment was denied as against the other Defendants.  The aforesaid judgment was subsequently reversed by a Decision and Order dated December 31, 2001 of the Appellate Division of the State of New York, First Department.  At present, the Company is pursuing its claim against the Defendants and depositions are being scheduled.

Management of the Company has actively prosecuted this litigation.  No counterclaims have been asserted against the Company.  Neither the Company nor its counsel can evaluate whether judgment will be ultimately obtained against the Defendants due to the uncertainties of litigation.  Similarly, neither the Company nor its counsel can evaluate the collectability of any judgment which has been or may be obtained.

Star Insurance Company vs. Strategic Capital Resources, Inc.

This is an action on an indemnity bond.  A settlement agreement was reached at mediation; however, Plaintiff did not in a timely fashion provide an assignment of certain claims and a release.  Motions to compel settlement and to compel return of settlement funds are pending.

Greenspan & Greenspan vs. Strategic Capital Resources, Inc.

This is an action for unpaid legal fees.  Discovery has been conducted, but is not completed.  The Company is vigorously defending this action and has asserted counterclaims.  Due to the uncertainties of litigation, the Company and its counsel are unable to evaluate the likelihood of an unfavorable outcome or estimate the amount or range of potential loss.

Strategic Capital Resources, Inc. vs. Bank Atlantic

The Company filed suit against BankAtlantic Bancorp., Inc. and BankAtlantic, a federal savings bank, in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida by complaint dated December 30, 1998. The complaint charges a breach of fiduciary duty and seeks unspecified damages in that the defendant undertook to act as agent or broker in connection with obtaining a $200 million loan facility, relating to a sale and lease back program for a major, publicly-traded national home builder. Rather than complete the financing transaction, the complaint alleges economic opportunity was usurped by defendant and entered into an agreement directly with the builder, utilizing, inter alia, the terms of the Company’s program. This matter is in the early stages of discovery. Since this represents a potential contingent gain for the Company, there are no receivable amounts recorded in the accompanying consolidated balance sheets.

Motion to dismiss second amended complaint is set for hearing.  Plaintiff is vigorously pursuing this action.  Due to the uncertainties of litigation, the Company and its counsel are unable to evaluate the likelihood of an unfavorable outcome.

Strategic Capital Resources, Inc. vs. Citrin Cooperman & Co., LLP, Horton & Co., LLC and Edward Horton

This is an action for malpractice and breach of fiduciary duty arising out of the Defendant’s actions as the Company’s accountants.  Citrin Cooperman & Co., LLP has asserted counterclaims for unpaid fees of approximately $155,000.  This matter is in the early stages of discovery.  Plaintiff is vigorously pursuing this action.  Due to the uncertainties of litigation, the Company and its counsel are unable to evaluate the likelihood of an unfavorable outcome.

NOTE  16  CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentration of credit risk; consist principally of cash and cash equivalents and an accounts receivable as of June 30, 2002 (See Note 9(C)).

At June 30, 2003 and 2002, the Company had cash balances with banks, which were, in the aggregate, $5,769,081 and $154,279 respectively, in excess of the

$100,000 limit insured by the Federal Deposit Insurance Corporation for each bank. Based on credit analysis of the financial institutions with which it does business, the Company believes it is not exposed to any significant credit risk on cash.

NOTE  17  COMMITMENTS AND CONTRACTUAL OBLIGATIONS

(A)     Office Lease Agreement

The Company leases its office space under a non-cancelable operating lease for a five-year term ending in March 2007. Rent expense for the years ended June 30, 2003, 2002 and 2001, was $71,181, $68,539 and $85,972, respectively. The Company is responsible for any shortage in its share of operating expenses.  The following is a schedule of future minimum lease payments:

Year Ending:

June 30, 2004	$66,780
June 30, 2005	68,566
June 30, 2006	70,424
June 30, 2007	50,555

$256,325

(B)     Employment Agreement

Effective July 29, 1997, the Board of Directors elected the Company’s principal stockholder to the position of Chairman of the Board and entered into a ten-year employment agreement with him. Effective January 1, 1998, the employment agreement provided for annual compensation of $225,000 with 10% annual increases during the second through tenth years. During June 2002, the Board of Directors extended this employment agreement for an additional five years with the same terms and conditions.  As of June 30, 2003, the Company has a future minimum base salary payments of $5,954,075.  In addition, the contract provides for benefits and bonuses.

The following is a schedule of future minimum base salary payments:

Year Ending

June 30, 2004	$438,461
June 30, 2005	482,307
June 30, 2006	530,538
June 30, 2007	583,592
June 30, 2008	641,951
Thereafter	3,277,226

Total	$5,954,075

NOTE  18  EMPLOYEE BENEFITS

(A)     Qualified Retirement Plans

Effective January 1, 2000, the Company instituted a savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 25% of their pre-tax salary, but not more than statutory limits. The Company contributes 3% of a participant’s earnings, which totaled $28,734, $31,846 and $28,880 for the years ended June 30, 2003, 2002 and 2001, respectively.

(B)     Profit Sharing Plan

During the year ended June 30, 2002, the Company instituted a Profit Sharing Plan. The maximum Company contribution is based on an independent calculation utilizing the employee’s age and compensation.  A contribution of $56,910 has been made during the year ended June 30, 2003.

(C)     Stock Option Plans

The Company has established Equity Incentive Plans (the “Plans”) to attract and retain key employees, to provide an incentive for them to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company. Under the terms of the Plans, the Company may award Incentive Stock Options which are intended to qualify under Section 422A of the Internal Revenue Code. All such options may be exercised during a four-year period commencing one year from the date of the option grant and terminating five years from date of issuance.  The Board cancelled all outstanding options in May 2003 in connection with the $300,000 cash consideration described in Note 10(C).

The following is a summary of option transactions during the years ended June 30, 2003, 2002 and 2001:

	Number of Shares	Weighted Average Exercise Price

Outstanding at June 30, 2000	18,500		$52.00

Granted - December 2000	3,750		$32.00
Cancelled / Expired	(1,500)		$60.00

Outstanding at June 30, 2001	20,750		$52.00

Granted - October 2001	3,000		$26.00
Cancelled / Expired	(11,250)		$44.00

Outstanding at June 30, 2002	12,500		$46.00

Cancelled	(12,500)	$

Outstanding as June 30, 2003	—

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”. Under APB 25, the Company does not recognize compensation expense for stock options granted under the plans as the options are granted at exercise prices equal to, or greater than, the market price of the Company’s common stock at the date of grant. If the Company were to issue options at less than the market price, the Company would then recognize compensation expense in an amount equal to the excess of the market value of the underlying stock over the exercise price of the stock option. No pro forma disclosures have been presented since, in the opinion of management, the effect of the application of such provision is immaterial to the consolidated financial statements for the years ended June 30, 2003, 2002 and 2001.

NOTE  19  SUPPLEMENTAL CASH FLOW INFORMATION

The Company’s non-cash investing and financing activities were as follows:

During the years ended June 30, 2003, 2002, and 2001, the Company acquired revenue producing assets at a cost of $34,318,893, $59,442,998 and $53,776,277, respectively. Such purchases were financed as follows:

	For the Year Ended June 30,

	2003	2002	2001

Revenue producing assets	$8,162,429	$59,442,998	$53,776,277
Bank borrowings	(8,162,429)	(47,973,907)	(53,776,277)

Investment in revenue producing assets	$—	$11,469,091	$—

	For the Year Ended June 30,

	2003	2002	2001

Revenue producing assets	$26,156,464	$—	$—
Bank borrowings	(22,376,141)	—	—

Investment in operating lease arrangements	$3,780,323	$—	$—

During the years ended June 30, 2003, 2002 and 2001, the Company sold revenue producing assets and also paid down the related debt. The sales and related debt pay down are as follows:

	For the Year Ended June 30,
Model Home Sales under Direct Financing Arrangements
	2003	2002	2001

Model home sales proceeds	$10,866,913	$18,828,378	$15,506,805
Debt payments	(8,740,893)	(16,950,273)	(13,593,747)

Net proceeds	$2,126,020	$1,878,105	$1,913,058

THE REST OF THIS PAGE IS LEFT INTENTIONALLY BLANK

	For the Year Ended June 30,
Residential Real Estate Sales under Direct Financing Arrangements
	2003	2002	2001

Residential real estate sales proceeds	$51,745,124	$41,947,444	$1,416,802
Debt payments	(45,626,218)	(36,266,560)	(1,345,963)

Net proceeds	$6,118,906	$5,680,884	$70,839

Total proceeds	$8,244,926	$7,558,989	$1,983,897

	For the Year Ended June 30,

Multi-Family Residential Property	2003	2002	2001

Sales proceeds	$9,895,920	$—	$—
Debt payments	(8,992,959)	—	—

Net proceeds	$902,961	$—	$—

Cash interest paid totaled $3,927,896, $4,876,502, and $5,041,594 during the years ended June 30, 2003, 2002 and 2001, respectively. Income taxes paid totaled approximately $640,000, $405,000 and $35,000 during the years ended June 30, 2003, 2002 and 2001, respectively.

Interest paid included the following:

	For the Year Ended June 30,

	2003	2002	2001

Financial institutions	$3,476,512	$4,752,140	$4,923,650
Stockholder loans	151,384	115,362	117,944
Buyout of warrant issuance obligation and cancellation of outstanding warrants (Note 12(C))	300,000	—	—

Total	$3,927,896	$4,867,502	$5,041,594

Non-Cash Item

The Company redeemed its outstanding preferred stock in June, 2002 by the issuance of a $500,000 note payable.

THE REST OF THIS PAGE IS LEFT INTENTIONALLY BLANK

NOTE  20  QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth certain unaudited quarterly financial information for the year ended June 30, 2003, 2002 and 2001:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Year ended June 30, 2003
Revenue and other income	$2,493,834	$2,185,292	$2,648,063	$2,136,081
Cost and operating expenses	2,142,424	1,735,891	1,971,024	2,502,081

Income (loss) before income tax expense	351,410	449,401	677,039	(366,000)
Income tax (expense) benefit	(152,313)	(193,984)	(182,703)	298,397

Net income (loss)	$199,097	$255,417	$494,336	$(67,603)

Basic and diluted earnings (loss) per common share	$2.51	$3.31	$6.40	$(0.87)

Year ended June 30, 2002
Revenue and other income	$2,795,020	$2,858,901	$2,808,030	$2,878,301
Cost and operating expenses	2,176,071	2,118,718	2,305,598	2,773,078

Income before income tax expense	618,949	740,183	502,432	105,223
Income tax (expense) benefit	(183,760)	(248,252)	(148,000)	(499,045)

Net income (loss)	$435,189	$491,931	$354,432	$(393,822)

Basic earnings (loss) per common share	$5.44	$6.18	$4.40	$(5.23)

Diluted (loss) earnings per common share	$5.31	$6.18	$4.40	$(5.16)

Year ended June 30, 2001 (As Restated)
Revenue and other income	$2,151,460	$2,369,826	$2,555,116	$2,465,675
Cost and operating expenses	1,828,055	2,492,470	3,085,267	2,046,046

Income (loss) before income tax expense	323,405	(122,644)	(530,151)	419,629
Income tax (expense) benefit	(258,000)	(98,000)	424,000	(139,579)

Net income (loss)	$65,405	$(220,644)	$(106,151)	$280,050

Basic and diluted earnings (loss) per common share	$0.57	$(3.13)	$(1.65)	$3.36

As per Note 5, reclassifications were made to the presentation of prior amended filings.  The year ended June 30, 2001 data has been reclassified to reflect these changes.

THE REST OF THIS PAGE IS LEFT INTENTIONALLY BLANK

NOTE 21 SUBSEQUENT EVENTS

(A)     Model Home Program

From July 1, 2003 through July 31, 2003, the Company sold five model homes, underlying the direct financing leases at an aggregate sales price of $2,025,000. These models were acquired at an aggregate cost of $1,350,000.

The Company also has contracts pending on two model homes at an aggregate sales price of $615,000, which were acquired at an aggregate cost of $492,000.

(B)     Residential Real Estate Acquisition and Development

From July 1, 2003 through July 31, 2003, the Company had sales of finished lots in the amount of $2,830,705 and cost of $2,830,705 and paid development costs of $786,687.

(C)     Revolving Secured Credit Facility

During July 2003, the Company renewed its $60,000,000 secured revolving credit facility for two (2) years with an option to extend the term for an additional year.  The lead bank is in the process of participating out 50% to other banks.

(D)     Change of State of Incorporation

Effective August 14, 2003, the Company consummated a reincorporation, changing the jurisdiction of its incorporation from Delaware to Florida.  This reincorporation was authorized by our Board of Directors and the holders of a majority of the Company’s issued and outstanding common stock.

(E)     Treasury Stock

On August 6, 2003, we instructed our transfer agent to cancel and retire the shares thereby reducing the number of shares outstanding.

THE REST OF THIS PAGE IS LEFT INTENTIONALLY BLANK

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective October 11, 2002, our former independent accountants, Citrin Cooperman & Company, LLP (“Citrin”), resigned. Thereafter, on October 14, 2002, our Board of Directors, on the recommendation of our Audit Committee, retained the firm of Weinberg & Company, P.A. to audit our financial statements for our fiscal years ended June 30, 2003, 2002 and 2001.

We have not had any disagreements with Weinberg & Company, P.A. our accountants on any matter of accounting principals or practices.

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

Horton/Citrin issued unqualifyied opinions for fiscal 2001 and prior years.  In this regard, we filed various reports on Form 8-K, including a Form 8-K on or about October 24, 2002, which explain the various issues involved in this matter. All of our Form 8-K reports concerning this matter are incorporated herein by reference.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)     Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer/Principal Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on the evaluation, such person concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

THE REST OF THIS PAGE IS LEFT INTENTIONALLY BLANK

PART III

The information required by Items 10, 11, 12, 13, and 14 of Part III of Form 10-K will be set forth in the Information Statement of the Company relating to the Company’s 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	(1)	Financial Statements of the Company are set forth in Part II, Item 8.

	(2)

All Financial Statement Schedules are omitted because they are not applicable, are not present in amounts sufficient to require submission of the schedules or the required information is presented in the Consolidated Financial Statements or related notes.

	(3)	Exhibits – (see Index to Exhibits included elsewhere herein.)

		None

(b)	(1)	Reports on Form 8-K

		October 11, 2002 – Change of Accountants

		December 13, 2002 – Accounting Changes

		February 5, 2003 - FD Disclosure Quarter 9/30/2002

February 12, 2003 - FD Disclosure Quarter 12/31/2002

June 9, 2003 – FD Disclosure Quarter 3/31/2003

August 14, 2003 – Change of Incorporation

August 22, 2003 – 8-K/A Exhibits regarding Change of Incorporation

(b)	(2)	Index to Exhibits

3.1	Certificate of Incorporation, as amended to date (1)
3.2	By-laws, as amended to date (1)
3.3	Articles of Incorporation (2)
3.4	By-Laws (2)
4.1	Articles of Merger (2)
4.2	Plan and Agreement of Merger (2)
4.3	Certificate of Merger (2)
10.12	Employment Contract with David Miller dated as if January 1, 1998 (3)
10.14	Incentive Stock Plan (4)
21.1	List of Company subsidiaries (5)
31.1	Certification of David Miller, Chairman and Chief Executive Officer (6)
31.2	Certification of David Miller, Chief Financial Officer (6)
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

(1)	Incorporated by reference to Registration Statement 333-1842
(2)	Incorporated by reference to exhibits to Form 8-K/A filed August 22, 2003
(3)	Incorporated by reference to Form 10-K for Fiscal Year Ended June 30, 1998
(4)	Incorporated by reference to Form 10-K for Fiscal Year Ended June 30, 1997
(5)	Incorporated by reference to Form 10-K for Fiscal Year Ended June 30, 2002
(6)	Filed herewith

THE REST OF THIS PAGE IS LEFT INTENTIONALLY BLANK

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 25, 2003.

STRATEGIC CAPITAL RESOURCES, INC.

Dated: August 25, 2003	By:	/s/ DAVID MILLER

David Miller, President, CEO, and Chairman of the Board

Dated: August 25, 2003	By:	/s/ DAVID MILLER

David Miller, Treasurer, Chief Financial Officer and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ DAVID MILLER	Dated: August 25, 2003

David Miller, Director

/s/ SAMUEL G. WEISS	Dated: August 25, 2003

Samuel G. Weiss, Director

/s/ RALPH WILSON	Dated: August 25, 2003

Ralph Wilson, Director

/s/ JOHN H. ROACH, JR.	Dated: August 25, 2003

John H. Roach, Jr., Director

THE REST OF THIS PAGE IS LEFT INTENTIONALLY BLANK

CERTIFICATIONS

I, David Miller, certify that:

1.	I have reviewed this annual report on Form 10-K of Strategic Capital Resources, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.

I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13(a)-15(f) and 15(d)-15(f)) for the Registrant and have;

(a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

(b)

designed such internal control over financial reporting, or caused such  internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

disclosed in this report any changes in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect the registrant’s internal control over financial reporting.

5.

I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the Audit Committee of the Registrant’s Board of Directors (or persons performing the equivalent function):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

	(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls.

Dated: August 25, 2003	/s/ DAVID MILLER

Chief Executive Officer

Dated: August 25, 2003	/s/ DAVID MILLER

Chief Financial Officer