Form 10-Q
period 2003-09-30
STRATEGIC CAPITAL RESOURCES INC
filed 2003-11-14
CIK 1009416

U.S. SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

The aggregate market value of the Registrant’s outstanding Common Stock held by non-affiliates of the Registrant is not determinable due to lack of reported trading in such securities.  There were 77,190 shares of Common Stock outstanding as of November 10, 2003.

THE REST OF THIS PAGE IS LEFT INTENTIONALLY BLANK

STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2003 (unaudited)	June 30, 2003

ASSETS

REVENUE PRODUCING ASSETS
Net investment in direct financing arrangements:
Model homes	$5,191,886	$7,013,523
Residential real estate	12,686,677	18,437,797
Model homes under operating leases, net of accumulated depreciation of $306,208	32,976,205	25,981,488

Total Revenue Producing Assets	50,854,768	51,432,808

OTHER ASSETS
Cash and cash equivalents	484,305	6,448,089
Deferred charges, net	283,258	537,664
Deferred operating lease income receivable	297,507	171,187
Prepaid income taxes	203,447	89,101

Total Other Assets	1,268,517	7,246,041

TOTAL ASSETS	$52,123,285	$58,678,849

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Mortgages and notes payable	$40,027,787	$47,874,223
Accounts payable and accrued expenses	874,296	807,400
Unearned income	19,932	46,410
Current income taxes	91,994	—
Deferred income taxes	373,749	373,749
Stockholder loans	1,200,000	300,000

Total Liabilities	42,587,758	49,401,782

COMMITMENTS AND CONTINGENCES

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 5,000,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $.001 par value, 25,000,000 shares authorized, 77,195 shares issued and 77,190 shares outstanding at September 30, 2003 and 87,560 at June 30, 2003, respectively	78	88
Additional paid-in capital	8,389,848	8,847,616
Treasury stock, 5 and 10,370 shares at cost, respectively	(221)	(457,999)
Retained earnings	1,145,822	887,362

Total Stockholders’ Equity	9,535,527	9,277,067

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$52,123,285	$58,678,849

See accompanying notes to condensed consolidated financial statements

STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended September 30, 2003 (unaudited)	For the three months ended September 30, 2002 (unaudited)

Revenue and other income:
Interest income on direct financing arrangements:
Model homes	$170,434	$436,847
Residential real estate	481,722	1,813,735
Multi-family residential property (sold March, 2003)	—	226,520
Rental income on operating leases	859,499	—
Gain on sales of model home properties under direct financing arrangements	321,077	7,952
Other interest and other income	11,798	8,780

Total revenues and other income	1,844,530	2,493,834

Cost and operating expenses:
Interest and financing charges to financial institutions	515,096	1,054,074
Interest and financing charges to stockholders	8,137	34,364
Model home depreciation	131,232	—
Amortization	248,363	355,901
Corporate selling, general and administrative	591,248	448,085
Impairment charges	—	250,000

Total costs and operating expenses	1,494,076	2,142,424

Income before income tax expense	350,454	351,410
Income tax expense	91,994	152,313

Net income	258,460	199,097
Preferred stock distributions	—	5,000

Income applicable to common stockholders	$258,460	$194,097

Earnings per share data:
Basic and diluted earnings per share	$3.35	$2.51

Weighted average number of common shares outstanding:
Basic and diluted	77,190	77,190

See accompanying notes to condensed consolidated financial statements
THE REST OF THIS PAGE IS LEFT INTENTIONALLY BLANK

STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

	For the three months ended September 30, 2003 (unaudited)	For the three months ended September 30, 2002 (unaudited)

Retained earnings at beginning of period	$887,362	$11,115
Net income	258,460	199,097
Cash dividends distributed	—	(5,000)

Retained earnings at end of quarter	$1,145,822	$205,212

See accompanying notes to condensed consolidated financial statements
THE REST OF THIS PAGE IS LEFT INTENTIONALLY BLANK

STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended September 30, 2003 (unaudited)	For the three months ended September 30, 2002 (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$258,460	$199,097

Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of model home properties under direct financing arrangements	(321,077)	(7,952)
Deferred operating lease income	(126,320)	—
Interest expense from implicit interest on multi-family residential property	—	31,717
Depreciation	131,232	—
Amortization	248,363	355,901
Deferred income taxes	—	(147,686)
Changes in operating assets and liabilities:
(Increase) in other assets	—	(106,056)
(Decrease) increase in current income taxes	(22,352)	—
(Decrease) increase in accounts payable and accrued expenses	66,896	348,999
(Decrease) increase in unearned income	(26,478)	3,501

Total adjustments	(49,736)	478,424

Net cash provided by operating activities	208,724	677,521

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in properties under direct financing arrangements:
Residential real estate	(786,682)	(700,226)
Investment in properties under operating lease arrangements:
Model homes	(7,125,949)	—
Proceeds from sales of properties under direct financing arrangements	834,081	836,233

Net cash (used in) provided by investing activities	(7,078,550)	136,007

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on mortgages payable	—	(273,077)
Proceeds from stockholder loans	900,000	—
Deferred finance charges	6,042	(250,467)
Preferred distributions	—	(5,000)

Net cash provided by (used in) financing activities	906,042	(528,544)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,963,784)	284,984

CASH AND CASH EQUIVALENTS – BEGINNING	6,448,089	801,415

CASH AND CASH EQUIVALENTS - ENDING	$484,305	$1,086,399

See accompanying notes to condensed consolidated financial statements
THE REST OF THIS PAGE IS LEFT INTENTIONALLY BLANK

STRATEGIC CAPITAL RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(UNAUDITED)

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited, condensed consolidated financial statements include the accounts of Strategic Capital Resources, Inc. (“SCRI” or the “Company”) and its subsidiaries.  Intercompany accounts and transactions have been eliminated in consolidation.  The statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Because the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America, they should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2003 Annual Report on Form 10-K.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

NOTE 2 STANDARDS ISSUED AND NOT YET IMPLEMENTED

ACCOUNTING PRONOUNCEMENTS

In April 2003, the Financial Accounting Standards Board (FASB) released Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.  SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, amends the definition of an underlying contract, and clarifies when a derivative contains a financing component in order to increase the comparability of accounting practices under SFAS No. 133.  The Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Many of those instruments were previously classified as equity.  The Statement is effective for financial instruments entered into or modified after May 31, 2003.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior period to conform to the 2003 presentation.

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

NOTE 3 NATURE OF OPERATIONS

We provide specialized financing for major homebuilders and real estate developers (“clients”).  These arrangements take several forms, including but not limited to direct financing leases, operating leases, option agreements, or management agreements.  Such agreements may represent off-balance sheet transactions for our clients.

Business Reporting Segment:  The Company has determined that its operations are within one reportable segment.  Accordingly, financial information on industry segments is omitted because, apart from the principal business of providing specialty financial services, the Company has no other industry segments.  All revenue of the Company are from clients within the United States.  All assets of the Company are located within the United States.

We are engaged in such arrangements in three lines of business:

1)	SALE/LEASEBACK OF FULLY FURNISHED MODEL HOMES COMPLETE WITH OPTIONS AND UPGRADES;
2)	RESIDENTIAL REAL ESTATE ACQUISITION AND DEVELOPMENT; and
3)	MULTI-FAMILY RESIDENTIAL PROPERTY (SOLD MARCH 2003).

NOTE 4 EARNINGS PER COMMON SHARE

In accordance with the SFAS No. 128, the Company presents both basic and diluted earnings per share (“EPS”).  Basic EPS excludes dilution and is computed by dividing net income allocable to common shareholders by the weighted average number of shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contract to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower earnings per share amount.

NOTE 5 INCOME TAXES

The Company’s annual effective tax rate was estimated to be 26% and 43% for the three months ended September 30, 2003 and 2002, respectively.  This decrease in the estimated annual effective tax rate from 43% to 26% was primarily attributed to lower tax rates and the Company’s depreciation of model homes under operating leases for both tax and financial statement purposes.

NOTE  6 MORTGAGES PAYABLE

Mortgages payable are collateralized by a first mortgage/deed of trust on specific properties. Interest is payable monthly in arrears at interest rates ranging from thirty (30) day Libor plus a premium to 7.76% per annum. The maturity dates range from one to three years.

Each facility is secured by a first mortgage/deed of trust on real estate for the specific properties funded by each respective facility, assignment of lease payments, option maintenance fees as well as proceeds from the sales of model homes and the exercise and payments for finished lots.  Repayment of advances is upon the earliest of the close of escrow of individual lots and homes within the collateral pool, the maturity date of individual lots and homes within the collateral pool or the facility maturity date.  Outstanding advances bear interest at various rates.  The credit facilities require us to maintain specified financial ratios regarding leverage, interest coverage, and consolidated tangible net worth.  The credit facilities also place certain restrictions on, among other things, our ability to incur additional debt or liens.  Some of the covenants include minimum tangible net worth, maximum debt, debt service coverage ratios, and minimum amount of cash on hand, providing un-audited quarterly financial statements and annual audited financial statements.  We are not in default nor are we in any violation of any of our covenants.

During December 2001, the Company consolidated its $15,000,000 and $45,000,000 revolving credit facility into one commercial revolving line of credit totaling a maximum loan amount of $60,000,000 which is due to expire August 2005. The interest rate is a thirty-day LIBOR based floating rate plus a premium. In addition to the mortgages being secured by specific properties, all loans are secured by specific leases and related surety bonds, letters of credit, etc.

During July 2003, the Company renewed its $60,000,000 secured revolving credit facility for two (2) years with an option to extend the term for an additional year.  The lead bank is in the process of participating out 50% to other banks.

Mortgages and notes payable consist of the following:

	Maturity Date	September 30 2003	June 30 2003

Revolving secured credit facilities secured by model homes and residential real estate
Floating Rate Mortgage	08/05/2005	$20,227,892	$21,114,833
Debt Secured by Model Homes:
Fixed Rate Mortgage	01/15/2004	1,321,338	1,632,675
Fixed Rate Mortgage	01/15/2004	445,701	445,701
Floating Rate Mortgage	04/25/2004	1,525,662	1,525,662
Floating Rate Mortgage	01/27/2006	2,576,700	2,576,700
Floating Rate Mortgage	02/24/2004	1,366,500	1,616,500
Debt Secured by Residential Real Estate:
Floating Rate Mortgage	03/05/2004	2,165,028	2,173,028
Floating Rate Mortgage	06/25/2004	8,068,112	11,653,032
Floating Rate Mortgage	05/01/2005	2,330,854	5,136,092

	Total	$40,027,787	$47,874,223

At September 30, 2003, maturities of mortgages and notes payable are as follows:

Year ending June 30, 2004	$14,892,341
Year ending June 30, 2005	22,558,746
Year ending June 30, 2006	2,576,700

$40,027,787

NOTE 7 ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30, 2003	June 30, 2003

Bonus and incentive compensation	$195,000	$195,000
Professional fees	266,494	228,134
Interest to financial institutions	126,280	157,649
Model home resale profit participation	188,654	158,870
Other	97,868	67,747

Total	$874,296	$807,400

NOTE 8 STOCKHOLDER LOANS PAYABLE

Stockholder loans payable arose from advances various stockholders made to the Company. The loans are payable on demand and bear interest at 9% per annum.

Stockholder loans are as follows:

	September 30, 2003	June 30, 2003

Opening balance	$300,000	$1,909,200
New loans	900,000	280,000
Less: repayments	—	(1,889,200)

Ending balance	$1,200,000	$300,000

NOTE 9 SUPPLEMENTAL CASH FLOW INFORMATION

The Company’s investing and financing activities were as follows:

During the quarters ended September 30, 2003 and 2002, the Company acquired revenue producing assets at a cost of $7,912,631 and $700,226, respectively. Such purchases were financed as follows:

	For the three months ended September 30,

	2003	2002

Residential real estate	$786,682	$5,381,904
Bank borrowings	—	4,681,678

Investment in residential real estate	$786,682	$700,226

	For the three months ended September 30,

	2003	2002

Model homes under operating leases	$7,125,949	$—
Bank borrowings	—	—

Investment in model homes under operating leases	$7,125,949	$—

Total Investment in revenue Producing assets	$7,912,631	$700,226

During the three months ended September 30, 2003 and 2002, the Company sold revenue producing assets and also paid down the related debt. The sales proceeds, net of expenses and related debt are as follows:

	For the quarters ended September 30,

Model Home Sales under Direct Financing Arrangements	2003	2002

Model home sales proceeds (net)	$2,142,714	$142,600
Debt payments	1,448,277	134,648

Net proceeds	$694,437	$7,952

	For the quarters ended September 30,

Residential Real Estate Sales under Direct Financing Arrangements	2003	2002

Residential real estate sales proceeds	$6,537,802	$10,269,970
Debt payments	6,398,158	9,441,689

Net proceeds	$139,644	$828,281

Total proceeds	$834,081	$836,233

NOTE 10 COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS

MODEL HOME PROGRAM

From October 1, 2003 through November 11, 2003, the Company sold three model homes, underlying the direct financing leases at an approximate aggregate sales price of $2,200,000. These models were acquired at an approximate aggregate cost of $1,300,000.  The Company also has a contract pending on one model home at an approximate sales price of $720,000, which was acquired at an approximate cost of $450,000.

From October 1, 2003 through November 11, 2003, the Company bought 9 model homes, underlying the operating leases at an approximate aggregate sale price of $2,900,000.

The Company has commitments to purchase approximately 23 model homes at an estimated aggregate price of $6,400,000.

The Company also has sales contracts pending, for the sale of 2 model homes underlying the operating leases at an approximate aggregate price of $730,000, which were acquired at an approximate aggregate cost of $660,000.

RESIDENTIAL REAL ESTATE ACQUISITION AND DEVELOPMENT

From October 1, 2003 through November 11, 2003, the Company had sales of finished lots in the approximate amount of $3,500,000 at a cost of $3,500,000.  No further development costs were incurred in that period.

NEW FACILITY AT COLORADO STATE BANK

During October, 2003, we obtained a new loan from an existing lender to finance the acquisition of 4 model homes and finance 24 model homes that we had acquired for cash.

NEW FACILITY COMERICA

We closed on a new $6,900,000 revolving credit facility with a new financial institution which was funded in early October.

INTEREST RATE SWAP

An Interest Rate Swap Agreement was entered into in early October.

Interest Rate Swap.  An agreement to exchange interest receipts or interest-payment obligations, used to speculate on interest-rate changes, or to convert an instrument or obligation from a fixed to a floating rate – or from a floating to a fixed rate.  The parties to such an agreement are termed “counterparties”.

The type of Interest Rate Swap that was entered into is called a plain vanilla swap.

Plain Vanilla Swap.  A typical interest-rate swap that involved one counterparty’s paying a fixed interest rate while the other assumes a floating interest rate based on the amount of the principal of the underlying debt.  The underlying debt, called the “notional” amount of the swap, does not change hands – only the interest payments are exchanged.

13E3/14C “GOING PRIVATE” TRANSACTION

We filed a Schedule 13E-3 and preliminary information statement concerning a proposed “going private” transaction with the United States Securities and Exchange Commission (“Commission”).

If such transaction is effected, of which no assurances are given, all of the shareholders of the Company, other than the Company’s principal, majority shareholders and certain members of management and related persons and entities, as of a to-be established record date, will receive $25 cash per share (pro-rata portion thereof as to fractional shares) for their Company common stock.

Shareholders who oppose the transaction will be entitled to appraisal rights in accordance with applicable Florida law.

The above-described transaction is subject to the review of the Commission, and no assurances are given that such transaction will be effected.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

From time to time, we may make statements that contain projections or “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risk and uncertainty.  The words “aim”, “plan”, “likely”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could”, “may”, and other expressions that indicate future events and trends identify forward-looking statements.  These statements are not guaranties of future performance and involve risks, uncertainties and assumptions that are difficult to predict.  Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate.  Actual outcomes and results may differ materially from what we express or forecast in these forward-looking statements.  As a result, these statements speak only as of the date they were made and we undertake no obligation to publicly update or revise any forward-looking statements.  Certain statements in this Form 10-Q may contain forward-looking information.  The subject matter of such statements may include, but not be limited to wars, the effects of the September 11, 2001 terrorist attacks or future terrorist threats and attacks, the level of new financing opportunities made available to us, future earnings, business volume, costs, expenditures, losses, liquidity, residual values and various business environment trends including the state of the economy, in general, and the housing industry, in particular.  In addition to those contained herein, forward-looking statements and projections may be made by us orally or in writing including, but not limited to, various sections of our filings with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934.

Our actual results and future trends may differ materially from our forward-looking statements depending on a variety of factors including our relationship with clients, as well as strategic decisions of clients relating to us, the effect of the September 11, 2001 terrorist attacks or future terrorist threats or attacks and their continuing impact on the housing industry, wars, Severe Acute Respiratory Syndrome (“SARS”), the capital equipment requirements of United States domestic and foreign businesses, general economic conditions, and in particular, economic conditions in the housing industry and the continued operation, viability and growth of major clients, capital availability and cost, change in laws and tax benefits, competition for other financial institutions, our successful execution of internal operating plans, defaults or bankruptcies by customers, adverse developments in the value of  out model homes, regulatory uncertainties, legal proceedings and an adverse development in rating agency credit ratings or assessments of our clients.

RESULTS OF OPERATIONS

Revenue producing assets at September 30, 2002 were approximately $83,000,000 compared to approximately $51,000,000 at September 30, 2003 a decrease of $32,000,000.  This was primarily due to sales of residential real estate, models under direct financing leases and the sale of the multi-family residential property aggregating in excess of $69,000,000.  This was partially offset by the acquisition of model homes under operating leases and residential real estate aggregating approximately $38,000,000.

The changes in the components were as follows:

Revenue Producing Assets	September 30, 2002	Bought	Sold	September 30, 2003

Model homes under operating leases	$—	$33,282,413	$—	$33,282,413
Model homes under direct financing	16,005,515	—	(10,813,629)	5,191,886
Residential real estate	57,132,477	3,567,211	(48,013,011)	12,686,677
Multi-family residential property	9,978,868	—	(9,978,868)	—

Total revenue producing assets	$83,116,860	$36,849,624	$(68,805,508)	$51,160,976

As a result of the decrease in revenue producing assets, total lease revenue decreased to approximately $1,800,000 from approximately $2,500,000 for the three month periods ending September 30, 2003 and September 30, 2002, primarily due to the reduction in lease revenue from residential real estate and model homes under direct financing leases.

The decrease in lease revenue by components is as follows:

Lease Revenue	Three months ended September 30, 2003	Three months ended September 30, 2002	Increase/(Decrease)

Model homes under operating leases	$859,499	$—	$859,499
Model homes under direct financing	170,434	436,849	(266,415)
Residential real estate	481,722	1,813,735	(1,332,013)
Multi-family residential	—	226,520	(226,520)

Total lease revenue	$1,511,655	$2,477,104	$(965,449)

Cost and operating expenses declined from approximately $2,000,000 for the three months ended September 30, 2002 to approximately $1,500,000 for the three months ended September 30, 2003, primarily due to a reduction of interest charges which were as a direct result of the payoff of loans attributable to the sales of residential real estate and model homes.  The reduction in interest charges were also as a result of more favorable interest rates.

The components of cost and operating expenses are as follows:

Cost and Operating Expenses	Three months ended September 30, 2003	Three months ended September 30, 2002	Increase/(decrease)

Interest and financing charges to financial institutions	$515,096	$1,054,074	$(538,978)
Interest and financing charges to stockholder	8,137	34,364	(26,227)
Model homes depreciation	131,232	—	131,232
Amortization	248,363	355,901	(107,538)
Corporate selling, general & administrative expenses	591,248	448,085	143,163
Impairment charges	—	250,000	(250,000)

Total costs and operating expenses	$1,494,076	$2,142,424	$(648,348)

Revenue Producing Assets

REVENUE PRODUCING ASSETS	September 30, 2003	% Change	June 30, 2003	% Change	September 30, 2002

Net investment in direct financing arrangements:
Model homes	$5,191,886	(26)%	$7,013,523	(56)%	$16,005,515
Residential real estate	12,686,677	(31)%	18,437,797	(68)%	57,132,477
Multi-family residential property	—%	—%	—	(100)%	9,978,868
Model homes under operating leases, net of accumulated depreciation of $306,208	32,976,205	27%	25,981,488	—%	—

Total revenue producing assets	$50,854,768	1%	$51,432,808	(38)%	$83,116,860

Liabilities decreased to approximately $42,500,000 at September 30, 2003 from approximately $77,300,000 at September 30, 2002, primarily as a result of the reduction in loans attributable to the sale of residential real estate and a reduction in accrued expenses related to legal and professional fees and settlement of a lawsuit.

The changes in the liability components are as follows:

LIABILITIES	September 30, 2003	% Change	June 30, 2003	% Change	September 30, 2002

LIABILITIES
Mortgages and notes payable	$40,027,787	(16)%	$47,874,223	(34)%	$72,424,738
Accounts payable and accrued expenses	874,296	8%	807,400	(61)%	2,088,400
Unearned income	19,932	(57)%	46,410	(74)%	176,539
Income taxes	465,743	25%	373,749	(48)%	717,126
Stockholder loans	1,200,000	300%	300,000	(84)%	1,909,200

Total Liabilities	$42,587,758	(14)%	$49,401,782	(36)%	$77,316,003

Other assets decreased to approximately $1,300,000 at September 30, 2003 from approximately $2,800,000 at September 30, 2002, primarily due to a reduction in cash as a result of the Company funded purchase of model homes and the year end write off of a receivable of approximately $700,000.

The changes in components are as follows:

OTHER ASSETS	September 30, 2003	% Change	June 30, 2003	% Change	September 30, 2002

Cash and cash equivalents	$484,305	(92)%	$6,448,089	494%	$1,086,399
Deferred charges, net	283,258	(47)%	537,664	(28)%	743,032
Deferred operating lease income receivable	297,507	74%	171,187	—%	—
Prepaid income taxes	203,447	128%	89,101	(11)%	99,653
Other assets	—	—%	—	(100)%	864,976

Total other assets	$1,268,517	(82)%	$7,246,041	159%	$2,794,060

LIQUIDITY AND CAPITAL RESOURCES

We require capital to fund the acquisition of revenue producing assets and operating expenses.  Our sources of capital include cash flow from operations, borrowings under existing lines of credit, new credit facilities secured by specific assets, and loans from stockholders.  The Company is exploring new sources of financing as well as other alternate structures for financing.   Please See Note 6 Mortgages Payable

The Company believes that its existing sources of funds will be adequate for purposes of meeting its short- and long-term liquidity needs.  The Company’s ability to meet its long-term (i.e.: beyond one year) liquidity requirements is subject to obtaining additional debt and equity financing.  Any decision by the Company’s lenders and investors to enter into such transactions with the Company will depend upon a number of factors, such as compliance with the terms of its existing credit arrangements, the Company’s financial performance, industry or market trends, the general availability of and rates applicable to financing transactions, such lenders’ and investors’ resources and policies concerning the terms under which they make such capital commitments and the relative attractiveness of alternative investment of lending opportunities.

CONTRACTUAL OBLIGATIONS

The following table outlines the contractual obligations related to the Company’s long term debt agreements and operating lease obligations as of September 30, 2003.  There are no other long-term liabilities of the Company that would constitute a contractual obligation.

	Payment due by period

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Mortgages and notes payable	$40,027,787	$14,892,341	$25,135,446	$—	$—
Operating office lease obligation	238,441	48,896	138,990	50,555	—
Employment contract	5,871,987	342,930	1,015,314	1,228,530	3,285,213

Total	$46,138,215	$15,284,167	$26,289,750	$1,279,085	$3,285,213

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the three months ended September 30, 2003, there were no material changes from the disclosures made in our annual report on Form 10-K for the year ended June 30, 2003.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s chairman of the board (the Company’s principal executive officer and chief financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-14.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its periodic filings with the Securities and Exchange Commission (‘SEC”) is effectively recorded, processed and reported within the time periods specified in the SEC’s rules and forms.  In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of  possible controls and procedures.  It should be noted that the design of any systems of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  Based on the foregoing, the Company’s chairman of the board and chief financial officer conclude that the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.  Additionally, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

THE REST OF THIS PAGE IS LEFT INTENTIONALLY BLANK

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not currently involved in any material legal proceedings.  However, the Company may from time to time become a party to legal proceedings arising in the ordinary course of business, which are incidental to the business.  While the results of proceedings which arise in the normal course of business cannot be predicted with certainty, management believes that losses, if any, resulting from the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated results of operations, consolidated cash flows or consolidated financial position.  For additional information please see our annual report on Form 10-K for our fiscal year ended June 30, 2003.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

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

ITEM 5. OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)		Exhibits

	31.1	Certification of David Miller, Chairman and Chief Executive Officer
	31.2	Certification of David Miller, Chief Financial Officer
	32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)		Reports on Form 8-K

August 14, 2003 – Change of Incorporation

August 22, 2003 – 8-K/A Exhibits regarding Change of Incorporation

August 29, 2003 – Press Release with earnings information for fiscal year ended June 30, 2003

October 28, 2003 – Press Release regarding Filing Schedule 13E-3 and Preliminary Information Statement concerning proposed “Going Private” Transaction

October 31, 2003 – Press Release regarding Annual Meeting Results

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATEGIC CAPITAL RESOURCES, INC.

Dated: November 13, 2003	By:	/s/ DAVID MILLER

David Miller, President, CEO, and Chairman of the Board

Dated: November 13, 2003	By:	/s/ DAVID MILLER

David Miller, Treasurer, Chief Financial Officer and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ DAVID MILLER	Dated: November 13, 2003

David Miller, Director

/s/ SAMUEL G. WEISS	Dated: November 13, 2003

Samuel G. Weiss, Director

/s/ RALPH WILSON	Dated: November 13, 2003

Ralph Wilson, Director

/s/ JOHN H. ROACH, JR.	Dated: November 13, 2003

John H. Roach, Jr., Director

THE REST OF THIS PAGE IS LEFT INTENTIONALLY BLANK